Form 10QSB
period 1998-03-31
FIRST DELTAVISION INC
filed 1998-05-20
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23511


                           FIRST DELTAVISION, INC.
                           -----------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                       87-0412182
           ------                                       ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                        --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              May 20, 1998

                                 235,000
                                 -------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                        First Deltavision, Inc.
                     (A Development Stage Company)

                         Financial Statements

              March 31, 1998 Unaudited and June 30, 1997

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                     March 31, 1998 and June 30, 1997
                                                           March    June
                                                        31, 1998   30, 1997
     Assets

Current Assets                                     $         -0-   $     -0-

     Total Assets                                  $         -0-   $     -0-


     Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                                  $       7,658   $   4,739
 Due to Officers                                           8,050       4,151

   Total Liabilities                                      15,708       8,890

Stockholders' Equity
 Common Stock 50,000,000
  Shares Authorized: $0.001
  Par Value
   235,000 Shares and 200,000
   Shares Issued & Outstanding
   Respectively                                              235         200
 Paid In Capital                                         101,376     100,156
 Accumulated Deficit                               (     117,319)  ( 109,246)

   Total Stockholders' Equity                      (      15,708)  (   8,890)

   Total Liabilities &
   Stockholders' Equity                            $         -0-   $     -0-

See Accompanying Note

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
        For the Three Month Periods Ending March 31, 1998 & 1997 &
          For the Nine Month Periods Ending March 31, 1998 & 1997
                         Three Month Periods Ending Nine Month Periods Ending
                                 March      March     March       March
                               31, 1998   31, 1997  31, 1998    31, 1997
Revenues                       $     -0-   $    -0-  $     -0-   $    -0-

Expenses
 Filing Fees                   $     100   $    -0-  $     100   $    -0-
 Office Expenses                     -0-        -0-        570        -0-
 Professional Fees                   586        -0-      6,802        -0-
 Transfer Agent Fees                 152        -0-        601        -0-

     Total Expenses                  838        -0-      8,073        -0-

     Net Loss                  $    (838)  $    -0-  $  (8,073)  $   (-0-)

     Loss Per Share            ($    .00)  $    .00  $    (.03)  $   (.00)

   Weighted Average
   Shares Outstanding            235,000    200,000    235,000    200,000

See Accompanying Note

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
              For the Period July 1, 1997 to March 31, 1998 &
                 the Period July 1, 1996 to March 31, 1997
                                                        March        March
                                                       31, 1998    31, 1997
Cash Flows from Operating Activities
 Net Loss                                          ($      8,073)   $   -0-
 Adjustments to Reconcile
  Net Cash Used by Operating Activities:
   Non Cash Expenses                                       1,255        -0-
 Changes in Operating Assets & Liabilities:
   Increase in Accounts Payable                            2,919        -0-
   Increase in Due to Officers                             3,899        -0-

     Net Cash Used by Operating Activities                   -0-        -0-

Net Cash Used by Investing Activities                        -0-        -0-

     Net Cash Used by Investing Activities                   -0-        -0-

Cash Flows from Financing Activities                         -0-        -0-

     Increase in Cash                                        -0-        -0-

     Cash at Beginning of Period                             -0-        -0-

     Cash at End of Period                         $         -0-      $ -0-

Significant Non Cash Transaction

 35,000 Shares Issued for Services                         1,255        -0-

Disclosures from Operating Activities

 Interest                                                    -0-        -0-
 Taxes                                                       -0-        -0-

See Accompanying Note

                     First Deltavision, Inc.
                  (A Development Stage Company)
                   Note to Financial Statements

NOTE #1 - Statement Preparation

     The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1997 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended March 31, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $838 and net income totaled $(838).

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(838).

Liquidity.
----------

          At March 31, 1998, the Company had no current assets, with total current liabilities of $15,708. Total stockholder's equity was $(15,708). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST DELTAVISION, INC.



Date: 5/20/98                         By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/20/98                         By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer