Form 10KSB
period 1998-06-30
FIRST DELTAVISION INC
filed 1998-09-21
CIK 1051488

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  0-23511

                        FIRST DELTAVISION, INC.
          (Name of Small Business Issuer in its Charter)


           NEVADA                                       87-0412182
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act:      None.

Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 1998-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     September 10, 1998 - $141. There are approximately 140,675 shares of common voting stock of the Registrant held by non-affiliates. Since 1988, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          September 10, 1998

                               235,000

               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.

Business Development.

     Except as indicated in the 10-SB Registration Statement of First Deltavision, Inc. (the "Company"), which was filed with the Securities and Exchange Commission on December 16, 1997, and which became effective on or about February 14, 1998, there have been no material developments during the most recent fiscal year. The 10-SB Registration Statement is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

Business.

     Other seeking and investigating potential assets, property or business to acquire, the Company has had no business operations for the past eight fiscal years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no material business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract nor does the Company intend to provide any disclosure documentation to stockholders unless similarly required. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what may be deemed to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

      Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file its 10-SB Registration Statement on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), one of the requirements is that an issuer must have such securities registered under the Securities and Exchange Act of 1934 (the "1934 Act." Upon the effective date of this Registration Statement, the Company's common stock became registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction. To the extent that management deems it advisable or necessary to maintain a quotation of its common stock on any securities market, the Company will voluntarily file periodic reports in the event its obligation to file such reports is terminated under the 1934 Act.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business by purchase, reorganization or merger, the Company will be required to file with the Securities and Exchange Commission a Current Report on
Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the acquired venture, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes, within 75 days of the date of any such report.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Mr. Merrell has substantial experience and expertise with analyzing prospective business endeavors and will be the one to determine the viability of a prospective business endeavor. Mr. Merrell has served as a director and executive officer of two companies, Kara International, Inc., and International Fire Prevention, Inc., that have completed merger or reorganization transactions with operating entities. Mr. Ross has limited experience with analyzing the quality of a prospective business endeavor.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management or its legal counsel and authorized representatives will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and minimal resources to engage others, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker-dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. Nevertheless, there can be no assurance that the Company will be successful in locating a business with which to merge or to acquire. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company will not seek out a target company, but will use referrals from previous business contacts for potential acquisition targets.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not anticipated that any such opportunity will be afforded to other stockholders. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals. Management may actively negotiate or otherwise consent to the purchase of any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, the Company's remaining stockholders may not be afforded an opportunity to approve or consent to any particular stock buy out transaction.

     With the exception of Leonard W. Burningham, Branden T. Burningham, Sheryl Ross and Bradley C. Burningham, who have rendered certain legal and "due diligence" services in connection with the preparation of the Company's Registration Statemen, the Company's officers and directors in the past have not used any particular consultants and do not intend to use any consultants in regard to this Company.

     Although it is not formally prohibited by Company policy, it is not expected that the Company will borrow funds in order to make payment to its management, promoters or their affiliates or associates in connection with any buy out transaction.

     Management has submitted for quotations of its common stock on the OTC Bulletin Board of the National Associates of Securities Dealers, Inc. ("NASD"); the NASD is awaiting final comments of the Securities and Exchange Commission to the 10-SB Registration Statement of the Company, which are anticipated within a few days.

Item 2.  Description of Property.

     The Company has no assets, property or business; its principal executive office address and telephone number are the home address and telephone number of its President, David C. Merrell, and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing this Report and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Merrell of providing the use of his home and telephone have been minimal.

Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years; further, since the cessation of business operations in 1989, no matter has been submitted to a vote of the Company's security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

     Although the Company has submitted for quotations of its common stock on the OTC Bulletin Board of the NASD, there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

     There has been no "established public market" for the Company's common stock during the past seven years; the last quotations for securities of the Company appeared in the "Pink Sheets" of the National Quotations Bureau, Inc. during the last quarter of 1989 and the first quarter of 1990.
At such time as the Company completes an acquisition, reorganization or merger transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "Pink Sheets" or the OTC Bulletin Board of the NASD.

     In any event, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained. If one ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by present or former members of management or others may have a substantial adverse impact on any such public market. The "restricted securities" of Messrs. Merrell, Ross and Peterson outlined under the caption "Recent Sales of Unregistered Securities" have all been held for a sufficient period of time to allow resales by these persons under Rule 144.

Recent Sales of Unregistered Securities.

                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

David C. Merrell       5/27/96             136,648            Services

Todd D. Ross           5/27/96               4,027            Services

Jerry Peterson         5/27/96               4,027            Services

Raymond Wilson         10/15/97              5,000            Release of any
                                                              and all
                                                              liabilities

Victor Ivashin         10/15/97              1,000            Services

     Messrs. Merrell, Ross, Peterson, Wilson and Ivashin are persons believed to be either "accredited investors" or "sophisticated investors," who by reason of business acumen, experience, employment, education or other factors, were fully capable of evaluating the risks and merits of an investment in the Company's securities. Messrs. Peterson, Ivashin and Wilson are all former directors of the Company, and Messrs. Merrell and Ross are current directors and executive officers of the Company. Each had all information regarding the Company available to them. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Holders

     The number of record holders of the Company's common stock as of June 30, 1998, were approximately 169; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of September 10, 1998, there were approximately 169 stockholders.

Dividends

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company has not engaged in any material operations or had any revenues from operations during the past eight fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for any such venture.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, there are no preliminary agreements or understandings with respect to loan agreements by officers, directors, principals or affiliates of the Company and any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be
available from a commercial lender in an arm's length transaction.   As of the
date of this Report, the Company has not actively begun to seek any such venture.

Results of Operations

     The Company has had no material operations since 1989. Losses of ($38,118), ($7,940) and ($12,857), respectively, for the fiscal years ended June 30, 1996, 1997 and 1998, resulted from the issuance of shares of common stock of the Company for services rendered. These services primarily related to maintaining the Company in good standing and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements.

Liquidity

     The Company had no current assets for the period ended June 30, 1998, with $20,492 in current liabilities for the same period.

Item 7.  Financial Statements.

For the periods ended June 30, 1998, 1997 and 1996

     Independent Auditors' Report

     Balance Sheets for June 30, 1998, 1997 and 1996

     Statements of Operations for the years ending
          June 30, 1998, 1997 and 1996, and accumulated for the period from inception July 31, 1984 to June 30, 1998

     Statements of Stockholders' Equity (Deficit)
          From July 31, 1984 through June 30, 1998

     Statements of Cash Flows for the years ended
          June 30, 1998, 1997 and 1996, and accumulated for the period from inception July 31, 1984 to June 30, 1998

     Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 1998, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

David C. Merrell    Director              5/21/96                *
                    President             5/21/96                *

Todd D. Ross        Director and          5/21/96                *
                    Secy./Treasurer       5/21/96                *

Term of Office

     The term of office of the current directors shall continue until the annual meeting of stockholders. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience

     David C. Merrell, Director and President. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

     Todd D. Ross. Mr. Ross is 37 years of age, and since 1995, he has been a partner in DCM Finance, a Salt Lake City Based finance company. Mr. Ross developed and manages DCM's Internet site. He also reviews and submits venture capital proposals for funding. Since 1991, Mr. Ross has also been the Lighting Director for the Utah Shakespearean Festival.

Family Relationships

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

     On or about May 13, 1998, each of the Company's current directors and executive officers filed with the Securities and Exchange Commission an Initial Statement of Beneficial Ownership of Securities on Form 3.

Item 10. Executive Compensation.

Cash Compensation

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David
Merrell,     6/30/96    0     0     0     (1)    0     0   0
President,   6/30/97    0     0     0     0      0     0   0
Director     6/30/98    0     0     0     0      0     0   0

Todd D.
Ross         6/30/96    0     0     0     (1)    0     0   0
Secretary/   6/30/97    0     0     0     0      0     0   0
Treasurer,   6/30/98    0     0     0     0      0     0   0
Director

Raymond
Wilson       6/30/96    0     0     0     0      0     0   0
Secretary/   6/30/97    0     0     0     0      0     0   0
Treasurer,   6/30/98    0     0     0     (2)    0     0   0
Director

     (1)     In May, 1996, 136,648 and 4,027 "unregistered" and
             "restricted" shares of the Company's common stock, were respectively issued to David C. Merrell and Todd R. Ross in consideration of services rendered. See the caption "Recent Sales of Unregistered Securities," Part II, Item 5.

     (2)     In October, 1997, the Company issued 5,000
             "unregistered" and "restricted" shares of its common stock to Raymond Wilson as additional consideration for his release of any and all liabilities owed to him by the Company. See the caption "Recent Sales of Unregistered Securities", Part II, Item 5.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending June 30, 1998, 1997 or 1996, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of June 30, 1998:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                                6/30/98

David C. Merrell                            136,648   58.148%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Leonard W. Burningham, Esq.                  20,000    8.500%
455 East 500 South, Suite #205
Salt Lake City, Utah 84111

TOTALS                                      156,648   66.648%

Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of June 30, 1998:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                              6/30/98

David C. Merrell                           136,648     58.148%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                                 4,027      1.713%
38 South 1650 West
Cedar City, Utah 84720

TOTALS                                     140,675     59.861%

Changes in Control

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

     The following transactions occurred between the Company and members of management, five percent stockholders and promoters or founders of the Company during the past two fiscal years:

     Issuance of 136,648 shares of "restricted securities" of the Company to David C. Merrell in May, 1996, (See Part III, Item 10.)

     Issuance of 4,027 shares of "restricted securities" of the Company to Todd R. Ross in May 1996, (See Part III, Item 10.)

     Issuance of 5,000 shares of "restricted securities" of the Company to Raymond Wilson in October 1997, (See Par III, Item 10.)

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

        None.
                                             Exhibit
Exhibits*                                    Number

          (i)

          Financial Data Schedule              27

          (ii)                   Where Incorporated
                                   In This Report

Form 10-SB Registration Statement
filed on December 16, 1997              Part I              **

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST DELTAVISION, INC.


Date: 9/14/98                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 9/16/98                     By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  FIRST DELTAVISION, INC.


Date: 9/14/98                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 9/16/98                     By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

                        First Deltavision, Inc.
                     (A Development Stage Company)

                         Financial Statements

                     June 30, 1998, 1997 and 1996

/Letterhead/          SCHVANEVELDT & COMPANY
                   CERTIFIED PUBLIC ACCOUNTANT
                 275 EAST SOUTH TEMPLE, SUITE 300
                    SALT LAKE CITY, UTAH 84111
                           801-521-2392

Darrell T. Schvaneveldt, C.P.A.


                   Independent Auditors Report

Board of Directors
First Deltavision, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of First Deltavision, Inc., as of June 30, 1998, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of First Deltavision, Inc., as of June 30, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #6 to the financial statements, the Company has an accumulated deficit and a negative net worth at June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
August 31, 1998

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
             For the Years Ended June 30, 1998, 1997 and 1996
                                                  June       June       June
                                              30, 1998     30, 1997   30,1996
     Assets
Current Assets                           $         -0-     $    -0-   $  -0-

     Total Assets                        $         -0-     $    -0-   $  -0-

     Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                        $      12,442     $  4,739   $  950
 Due to Officers                                 8,050        4,151      -0-

   Total Liabilities                            20,492        8,890      950

Stockholders' Equity
 Common Stock 50,000,000 Shares Authorized:
  $0.001 Par Value, 235,000 Shares &
   200,000 Shares Issued & Outstanding
   Retroactively Restated Respectively             235          200      200
 Paid In Capital                               101,376      100,156  100,156
 Accumulated Deficit                          (122,103)    (109,246)(101,306)

   Total Stockholders' Equity                  (20,492)      (8,890)    (950)

   Total Liabilities &
   Stockholders' Equity                  $         -0-     $    -0-  $   -0-

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
    Accumulated for the Period Inception July 31, 1984 to June 30, 1998
          For the Fiscal Years Ended June 30, 1998, 1997 and 1996
                                                   June      June     June
                                 Accumulated     30, 1998  30, 1997 30, 1996
Revenues                       $         -0-    $   -0-    $  -0-    $   -0-

Expenses
 Amortization                            320        -0-       -0-        -0-
 Royalties                            46,410        -0-       -0-        -0-
 Travel                                3,914        -0-       -0-        -0-
 Taxes                                 1,644        -0-       -0-        118
 Consultant Fees                      41,250        -0-     1,250     38,000
 Office                                3,380        671       951        -0-
 Professional Fees                    15,275     11,586     3,489        -0-
 Interest                                668        -0-       -0-        -0-
 Offering Costs                        6,392        -0-       -0-        -0-
 Transfer Agent Fees                   2,850        600     2,250        -0-

     Total Expenses                  122,103     12,857     7,940     38,118

     Net Loss                      ($122,103)  ($12,857)  ($7,940)  ($38,188)

     Loss Per Share                               ($   )    ($.03)     ($.63)

   Weighted Average Shares
   Outstanding Retroactively
   Restated                                     203,000   200,000     60,854

                          First Deltavision, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
                July 31, 1984 (Inception) to June 30, 1998
                          Common Stock      Paid In       Accumulated
                       Shares     Amount    Capital         Deficit
Balance, July 31, 1984    -0-    $    -0-  $     -0-      $     -0-

Shares Issued to
Incorporators
for Cash Retroactively
Restated               22,863          23     57,553            -0-

Deficit for Year Ended
June 30, 1985                                               (39,661)

Balance, June 30, 1985 22,863          23     57,553        (39,661)

Capital Contributed by
Shareholder                                    2,536

Deficit for Year Ended
June 30, 1986                                               (20,451)

Balance, June 30, 1986 22,863          23     60,089        (60,112)

No Operations Year
Ended June 30, 1987

Balance, June 30, 1987 22,863          23     60,089        (60,112)

No Operations Year
Ended June 30, 1988

Balance, June 30, 1988 22,863          23     60,089            -0-

Capital Contributed by
Shareholder                                    1,044

Shares Issued for Cash
$.0002 Per Share
Retroactively Restated 24,160          24      1,176

Deficit for Year Ended
June 30, 1989                                               (2,107)

Balance, June 30, 1989 47,023          47     62,309       (62,219)

Deficit for Year Ended
June 30, 1990                                                 (183)

Balance, June 30, 1990 47,023          47     62,309       (62,402)

Deficit for Year Ended
June 30, 1991                                                 (183)

Balance June 30, 1991  47,023          47     62,309       (62,585)

Deficit for Year Ended
June 30, 1992                                                 (183)

Balance June 30, 1992  47,023          47     62,309       (62,768)

Deficit for Year Ended
June 30, 1993                                                 (183)

Balance June 30, 1993  47,023          47     62,309       (62,951)

Deficit for Year Ended
June 30, 1994                                                 (119)

Balance June 30, 1994  47,023          47     62,309       (63,070)

Deficit for Year Ended
June 30, 1995                                                 (118)

Balance June 30, 1995  47,023          47     62,309       (63,188)

Shares Issued for
Services
Retroactively
Restated              152,977         153     37,847

Deficit for Year Ended
June 30, 1996                                              (38,118)

Balance, June 30, 1996 200,000        200    100,156      (101,306)

Deficit for Year Ended
June 30, 1997                                               (7,940)

Balance, June 30, 1997 200,000        200    100,156      (109,246)

Shares Issued for
Services                35,000         35      1,220

Deficit for Year Ended
June 30, 1998                                              (12,857)

Balance, June 30, 1998 235,000   $    235   $101,376     ($122,103)

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
 Accumulated for the Period from Inception July 31, 1984 to June 30, 1998
            & the Fiscal Years Ended June 30, 1998, 1997 & 1996
                                                       June    June    June
                                    Accumulated     30, 1998 30, 1997 30, 1996
Cash Flows from Operating Activities
 Net Loss                          ($   122,103)  ($ 12,857)($ 7,940)($38,118)
 Adjustments to Reconcile Net Cash
  Used by Operating Activities:
   Amortization                             320         -0-       -0-     -0-
   Non Cash Expenses                     39,255       1,255       -0-  38,000
 Changes in Operating Assets & Liabilities:
   Increase in Accounts Payable          12,442       7,703     3,789     118
   Increase in Due to Officers            8,050       3,899     4,151     -0-

     Net Cash Used by Operating
     Activities                         (62,036)        -0-       -0-     -0-

Net Cash Used by Investing Activities
 Incorporation Costs                       (320)        -0-       -0-     -0-

     Net Cash Used by Investing Activities (320)        -0-       -0-     -0-

Cash Flows from Financing Activities
 Cash from Sale of Common Stock          58,776         -0-       -0-     -0-
 Contributed Capital                      3,580         -0-       -0-     -0-

     Net Cash Provided By Financing
     Activities                          62,356         -0-       -0-     -0-

     Increase in Cash                       -0-         -0-       -0-     -0-

     Cash at Beginning of Period            -0-         -0-       -0-     -0-

     Cash at End of Period         $        -0-      $  -0-   $   -0-  $  -0-

Cash Disclosures from Operating Activities
 Interest                          $        668      $  -0-   $   -0-  $  -0-
 Taxes                                      -0-         -0-       -0-     -0-

Significant Non Cash Transactions
 Issued 152,977 Post Split Shares for
 Services                          $     38,000      $  -0-   $38,000  $  -0-
 Issued 35,000 Post Split Shares for
 Services                                    35       1,255       -0-     -0-

                     First Deltavision, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE #1 - Corporate History

The Company was incorporated in the State of Utah on July 31, 1984, under the name of Aquachlor Marketing, Inc. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah.

On December 23, 1988, the Company merged with Aquachlor, Inc., a Nevada Corporation, incorporated on December 20, 1988. The Nevada Corporation became the surviving corporation and changed its name to Deltavision, Inc.

On March 25, 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

The purpose of the Company as established by its Articles of Incorporation is to engage in any lawful activity. The Company has not engaged in any business activities that have produced significant revenues and therefore remains a development stage company.

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses will be recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Inventories:   Inventories will be stated at the lower of cost,
determined by the FIFO method or market.
F.   Depreciation:   The cost of property and equipment will be depreciated
over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated (amortized) over the lesser of the length of
the related assets or the estimated lives of the assets.   Depreciation will
be computed on the straight line method for reporting purposes and for tax purposes.
G.   Estimates:   The preparation of the financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Related Party Transactions

The Company's President has advanced the Company funds to pay current costs. These advanced funds are due to the President when funds become available and bears no interest.

NOTE #4 - Net Operating Loss Carryforward for Income Tax Purposes

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                        Expiration
         Year of Loss         Amount                          Date
                 1985    $    39,661                          2000
                 1986         20,451                          2001
                 1987            -0-
                 1988            -0-
                 1989          2,107                          2004
                 1990            183                          2005
                 1991            183                          2006
                 1992            183                          2007
                 1993            183                          2008
                 1994            119                          2009
                 1995            118                          2010
                 1996         38,118                          2011
                 1997          6,690                          2012
                 1998         12,857                          2013

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expenses. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                  1998       1997     1996
     Current Tax Assets Value of Net Operating
        Loss Carryforwards at Current Prevailing
        Federal Tax Rate            $           30,870  $  25,368   $22,759
     Evaluation Allowance           (           30,870) (  25,368)  (22,759)
          Net Tax Assets            $              -0-  $     -0-   $   -0-
          Current Income Tax Expense               -0-        -0-       -0-
          Deferred Income Tax Benefit              -0-        -0-       -0-

NOTE #5 - Common Stock Transaction

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share.

On December 9, 1988, the Company split its shares on a 5 for 1 basis. Following the stock split there were 11,677,920 shares outstanding.

In 1996, the Company issued 38,000,000 shares of its common stock in lieu of cash for consulting fees valued at $38,000.

On April 23, 1997, the Board of Directors unanimously consented to a one share for 248.399 shares stock split. Following the stock split and adjustments so that no shareholders held less than 100 shares, the Company had 200,000 shares outstanding.

In 1997, the issued 35,000 shares of its common stock in lieu of cash for services rendered to the Company.

NOTE #6 - Going Concern

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.