Form 10QSB
period 1998-09-30
FIRST DELTAVISION INC
filed 1998-11-05
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                           September 30, 1998

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

                        First Deltavision, Inc.
                     (A Development Stage Company)

                         Financial Statements

                          September 30, 1998

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                  For the Period Ended September 30, 1998
                     and the Year Ended June 30, 1998
                                                       September    June
                                                        30, 1998   30, 1998
     Assets
Current Assets                                     $         -0-   $     -0-

     Total Assets                                  $         -0-   $     -0-

     Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                                  $      13,658   $   12,442
 Due to Officers                                           9,167        8,050

   Total Liabilities                                      22,825       20,492

Stockholders' Equity
 Common Stock 50,000,000 Shares Authorized:
  $0.001 Par Value, 235,000 Shares Issued &
   Outstanding Retroactively Restated Respectively           235          235
 Paid In Capital                                         101,376      101,376
 Accumulated Deficit                               (     124,436)   ( 122,103)

   Total Stockholders' Equity                      (      22,825)   (  20,492)

   Total Liabilities &
   Stockholders' Equity                            $         -0-    $     -0-

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
             For the Period July 1, 1998 to September 30, 1998
             and the Period July 1, 1997 to September 30, 1997
                                                       September    September
                                                        30, 1998    30, 1997
Revenues                                           $         -0-    $     -0-

Expenses
 Professional Fees                                         2,333          -0-

     Total Expenses                                        2,333          -0-

     Net Loss                                      ($      2,333)   ($    -0-)

     Loss Per Share                                (         .01)         .00

   Weighted Average Shares
   Outstanding                                           235,000      200,000

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
             For the Period July 1, 1998 to September 30, 1998
             and the Period July 1, 1997 to September 30, 1997
                                                       September    September
                                                        30, 1998     30, 1998
Cash Flows from Operating Activities
 Net Loss                                          ($      2,333)   $     -0-
 Changes in Operating Assets & Liabilities:
   Increase in Accounts Payable                            1,216          -0-
   Increase in Due to Officers                             1,117          -0-

     Net Cash Used by Operating Activities                   -0-          -0-

Cash Flows from Investing Activities                         -0-          -0-

Cash Flows from Financing Activities                         -0-          -0-

     Increase (Decrease)  in Cash                            -0-          -0-

     Cash at Beginning of Period                             -0-          -0-

     Cash at End of Period                         $         -0-    $     -0-

Cash Disclosures from Operating Activities
 Interest                                          $         -0-    $     -0-
 Taxes                                                       -0-          -0-

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1998 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended September 30, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $2,333 and net income totaled $(2,333).

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(2,333).

Liquidity.
----------

          At September 30, 1998, the Company had no current assets, with total current liabilities of $22,825. Total stockholder's equity was $(22,825). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

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

                                      FIRST DELTAVISION, INC.



Date: 11/5/98                         By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/5/98                         By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer