Form 10QSB
period 1998-12-31
FIRST DELTAVISION INC
filed 1999-02-01
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

(1)  Yes  X    No                  (2)  Yes  X    No
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

                        First Deltavision, Inc.
                     (A Development Stage Company)

                         Financial Statements

                           December 31, 1998

                        First Deltavision, Inc.
                     (A Development Stage Company)
                            Balance Sheets
                For the Period Ended December 31, 1998
                   and the Year Ended June 30, 1998
                                               December       June
                                               31, 1998     30, 1998
Assets

Current Assets                                $      -0-    $     -0-

    Total Assets                              $      -0-    $     -0-

Liabilities & Stockholders' Equity

Current Liabilities

    Accounts Payable                          $    15,533   $   12,442
    Due to Officers                                 9,354        8,050

    Total Liabilities                              24,887       20,492

Stockholders' Equity

    Common Stock 50,000,000 Shares Authorized:
     $0.001 Par Value, 235,000 Shares Issued &
     Outstanding                                      235          235
    Paid In Capital                               101,376      101,376
    Accumulated Deficit                          (126,498)    (122,103)

    Total Stockholders' Equity                   ( 24,887)    ( 20,492)

    Total Liabilities & Stockholders' Equity    $    -0-     $    -0-

                        First Deltavision, Inc.
                     (A Development Stage Company)
                        Statement of Operations
          For the Period October 1, 1998 to December 31, 1998
          and the Period October 1, 1997 to December 31, 1997
           and the period July 1, 1998 to December 31, 1998
           and the period July 1, 1997 to December 31, 1997
                                 October 1,  October 1,   July 1,   July 1,
                                    1998 to     1997 to   1998 to   1997 to
                                   December    December  December  December
                                   31, 1998    31, 1997  31, 1998  31, 1997
Revenues                          $      -0-  $      -0-  $    -0-  $   -0-

Expenses
   Office Expenses                       -0-         571       -0-      571
   Professional Fees                   1,898       4,966     4,230    4,966
   Transfer Agent Fees                   165         449       165      449

      Total Expenses                   2,063       5,986     4,395    5,986

      Net Loss                   ($    2,063) ($   5,986) ($ 4,395)($ 5,986)

      Loss Per Share             (       .00) (      .00) (    .00)(    .00)

      Weighted Average Shares
      Outstanding                    235,000     203,000   235,000  203,000

                        First Deltavision, Inc.
                     (A Development Stage Company)
                        Statement of Cash Flows
           For the Period July 1, 1998 to December 31, 1998
           and the Period July 1, 1997 to December 31, 1997
                                                  December      December
                                                  31, 1998      31, 1997
Cash Flows from Operating Activities
  Net Loss                                       ($   4,395)   ($   5,986)
  Adjustments to Reconcile Net Cash to Net Loss:
    Non Cash Expense                                    -0-             6
  Changes in Operating Assets & Liabilities:
    Increase in Accounts Payable                      3,091         2,919
    Increase in Due to Officers                       1,304         3,061

       Net Cash Used by Operating Activities            -0-           -0-

Cash Flows from Investing Activities                    -0-           -0-

Cash Flows from Financing Activities                    -0-           -0-

    Increase (Decrease) in Cash                         -0-           -0-

    Cash at Beginning of Period                         -0-           -0-

    Cash at End of Period                           $   -0-      $    -0-

Cash Disclosures from Operating Activities
    Interest                                        $   -0-      $    -0-
    Taxes                                               -0-           -0-

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended December 31, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $2,063 and net income totaled $(2,063).

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

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(2,063).

Liquidity.
----------

          At December 31, 1998, the Company had no current assets, with total current liabilities of $24,887. Total stockholder's equity was $(24,887). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

"Year 2000".
-----------

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

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

                                      FIRST DELTAVISION, INC.



Date: 1/26/99                           By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 1/26/99                           By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer