Form 10QSB
period 1999-03-31
FIRST DELTAVISION INC
filed 1999-05-14
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                            March 31, 1999

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

                            First Deltavision, Inc.
                         (A Development Stage Company)

                              Financial Statements

                           March 31, 1999 (Unaudited)
                                 & June 30,1998

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
        For the Nine Months Period Ended March 31, 1999 (Unaudited)
                     and the Year Ended June 30, 1998
                                                 March         June
                                               31, 1999      30, 1998
       Assets

Current Assets                                $    -0-       $    -0-

       Total Assets                           $    -0-       $    -0-

       Liabilities & Stockholders  Equity

Current Liabilities
  Accounts Payable                            $  15,475      $  12,442
  Due to Officers                                10,754          8,050

       Total Liabilities                         26,229         20,492

Stockholders  Equity
  Common Stock 50,000,000 Shares Authorized:
   $0.001 Par Value, 235,000 Shares Issued &
   Outstanding                                      235            235
  Paid In Capital                               101,376        101,376
  Accumulated Deficit                         ( 127,840)     ( 122,103)

       Total Stockholders  Equity             (  26,229)     (  20,492)

       Total Liabilities &
       Stockholders  Equity                   $     -0-      $     -0-

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
         For the Three Months Periods Ended March 31, 1999 & 1998
        and for the Nine Months Periods Ended March 31, 1999 & 1998
                       Three Months Periods Ended   Nine Months Periods Ended
                             March        March        March    March
                           31, 1999     31, 1998     31, 1999  31, 1998

Revenues                  $    -0-  $    -0-  $    -0-  $    -0-

Expenses

  Filing Fees             $    -0-  $    100  $    165  $    100
  Office Expenses              -0-       -0-       -0-       570
  Professional Fees          1,342       586     5,572     6,802
  Transfer Agent Fees          -0-       152       -0-       601

     Total Expenses          1,342       838     5,737     8,073

     Net Loss            ($  1,342)($    838)($  5,737)($  8,073)

     Loss Per Share           (.00)     (.00)     (.02)     (.03)

     Weighted Average Shares
     Outstanding           235,000   235,000   235,000   235,000

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
  For the Nine Months Periods July 1, 1999 to March 31, 1999 (Unaudited)
  and the Nine Months Periods July 1, 1998 to March 31, 1998 (Unaudited)
                                                March          March
                                              31, 1999       31, 1998
Cash Flows from Operating Activities
     Net Loss                                ($  5,737)     ($  8,073)
     Adjustments to Reconcile Net Cash
     to Net Loss:
       Non Cash Expense                            -0-          1,255
     Changes in Operating Assets & Liabilities:
       Increase in Accounts Payable              3,033          2,919
       Increase in Due to Officers               2,704          3,899

          Net Cash Used by Operating Activities    -0-            -0-

Cash Flows from Investing Activities

          Net Cash Used by Investing Activities    -0-            -0-

Cash Flows from Financing Activities

          Net Cash Used by Financing Activities    -0-            -0-

          Increase (Decrease)  in Cash             -0-            -0-

          Cash at Beginning of Period              -0-            -0-

          Cash at End of Period              $     -0-      $     -0-

Significant Non Cash Transactions

35,000 Shares Issued for Services                  -0-          1,255

Cash Disclosures from Operating Activities
 Interest                                    $     -0-      $     -0-
 Taxes                                             -0-            -0-

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s June 30, 1998 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended March 31, 1999. During this period, the Company received revenues of $0. During the same period, total expenses were $1,342 and net income totaled $(1,342).

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(1,342).

Liquidity.
----------

          At March 31, 1999, the Company had no current assets, with total current liabilities of $26,229. Total stockholder's equity was $(26,229). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

"Year 2000".
-----------

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem on the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

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

                                      FIRST DELTAVISION, INC.



Date: 5/13/99                         By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/13/99                         By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer