Form 10KSB
period 1999-06-30
FIRST DELTAVISION INC
filed 1999-10-08
CIK 1051488

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 1999

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

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 1999-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 5, 1999 - $94. There are approximately 94,325 shares of common voting stock of the Registrant held by non-affiliates. Since 1988, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           October 5, 1999

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

      Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file its 10-SB Registration Statement on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), one of the requirements is that an issuer must have such securities registered under the Securities and Exchange Act of 1934 (the "1934 Act"). Upon the effective date of this Registration Statement, the Company's common stock became registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction. To the extent that management deems it advisable or necessary to maintain a quotation of its common stock on any securities market, the Company will voluntarily file periodic reports in the event its obligation to file such reports is terminated under the 1934 Act.

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

     Mr. Merrell has substantial experience and expertise with analyzing prospective business endeavors and will be the one to determine the viability of a prospective business endeavor. Mr. Merrell has served as a director and executive officer of various companies that have completed merger or reorganization transactions with operating entities. Mr. Ross has limited experience with analyzing the quality of a prospective business endeavor.

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

     With the exception of Leonard W. Burningham, Branden T. Burningham, Sheryl Ross and Bradley C. Burningham, who have rendered certain legal and "due diligence" services in connection with the preparation of the Company's 10-SB Registration Statement, the Company's officers and directors in the past have not used any particular consultants and do not intend to use any consultants in regard to this Company.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

     The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "FDVS", with quotations commencing in November 1998; however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the sale of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by David C. Merrell may have a substantial adverse impact on any such public market. All shares owned by Mr. Merrell have satisfied the required holding period of Rule 144. See Item 11 of this Report.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
November 10, 1998

through
December 31, 1998            $.125                $.125

January 4, 1999
through
March 31, 1999               $.125                $.125

April 1, 1999
through
June 30, 1999                $.125                $.125

July 1, 1999
through
September 30, 1999           $1.50                $.125

     These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing an acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

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

Holders

     The number of record holders of the Company's common stock as of June 30, 1999, were approximately 169; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of October 5, 1999, there were approximately 169 stockholders.

Dividends

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company has not engaged in any material operations or had any revenues from operations during the past nine fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for any such venture.

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

Results of Operations

     The Company has had no material operations since 1989. The Company had losses of ($7,940), ($12,857) and ($7,065), respectively, for the fiscal years ended June 30, 1997, 1998 and 1999. These losses are primarily related to maintaining the Company in good standing and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements.

Liquidity

     The Company had no current assets for the period ended June 30, 1999, with $27,557 in current liabilities for the same period.

Item 7.  Financial Statements.

For the periods ended June 30, 1999, 1998 and 1997

     Independent Auditors' Report

     Balance Sheets for June 30, 1999, 1998 and 1997

     Statements of Operations for the years ending
          June 30, 1999, 1998 and 1997, and accumulated for the period from inception July 31, 1984 to June 30, 1999

     Statements of Stockholders' Equity (Deficit)
          From July 31, 1984 through June 30, 1999

     Statements of Cash Flows for the years ended
          June 30, 1999, 1998 and 1997, and accumulated for the period from inception July 31, 1984 to June 30, 1999

     Notes to the Financial Statements

                        First Deltavision, Inc.
                     (A Development Stage Company)

                         Financial Statements

                           June 30, 1999, 1998 and 1997
/Letterhead/
                     Schvaneveldt & Company
                  Certified Public Accountant
               275 East South Temple, Suite #300
                   Salt Lake City, Utah 84111
                         (801) 521-2392

Darrell Schvaneveldt, C.P.A.

                   Independent Auditors Report

Board of Directors
First Deltavision, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of First Deltavision, Inc., as of June 30, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of First Deltavision, Inc., as of June 30, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #6 to the financial statements, the Company has an accumulated deficit and a negative net worth at
June 30, 1999.   These factors raise substantial doubt about the Company's
ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
September 28, 1999

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
             For the Years Ended June 30, 1999, 1998 and 1997
                                               June       June      June
                                              30, 1999  30, 1998   30,1997
     Assets
Current Assets                           $     -0-     $      -0-  $    -0-

     Total Assets                        $     -0-     $      -0-  $    -0-

     Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                        $  16,403     $   12,442  $   4,739
 Due to Officers                            11,154          8,050      4,151

   Total Liabilities                        27,557         20,492      8,890

Stockholders' Equity
 Common Stock 50,000,000 Shares Authorized:
  $0.001 Par Value, 235,000 Shares & 200,000
  Shares Issued & Outstanding Retroactively
  Restated Respectively                        235            235        200
 Paid In Capital                           101,376        101,376    100,156
 Accumulated Deficit                     ( 129,168)     ( 122,103)  (109,246)

   Total Stockholders' Equity            (  27,557)     (  20,492)  (  8,890)

   Total Liabilities &
   Stockholders' Equity                 $      -0-      $     -0-  $     -0-

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
    Accumulated for the Period Inception July 31, 1984 to June 30, 1999
          For the Fiscal Years Ended June 30, 1999, 1998 and 1997
                                            June      June          June
                            Accumulated   30, 1999  30, 1998     30, 1997
Revenues                     $     -0-   $     -0-  $     -0-  $     -0-

Expenses
 Amortization                      320         -0-        -0-        -0-
 Royalties                      46,410         -0-        -0-        -0-
 Travel                          3,914         -0-        -0-        -0-
 Taxes                           1,644         -0-        -0-        -0-
 Consultant Fees                41,250         -0-        -0-      1,250
 Office                          3,545         165        671        951
 Professional Fees              22,025       6,750     11,586      3,489
 Interest                          668         -0-        -0-        -0-
 Offering Costs                  6,392         -0-        -0-        -0-
 Transfer Agent Fees             3,000         150        600      2,250

     Total Expenses            129,168       7,065     12,857      7,940

     Net Loss                ($129,168)    ($7,065)  ($12,857)   ($7,940)

     Loss Per Share                        ($  .03)  ($   .06)   ($  .63)

   Weighted Average Shares
   Outstanding Retroactively
   Restated                                235,000    203,000    200,000

                          First Deltavision, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
                July 31, 1984 (Inception) to June 30, 1999
                          Common Stock      Paid In       Accumulated
                       Shares     Amount    Capital         Deficit
Balance, July 31, 1984    -0-    $    -0-  $     -0-      $     -0-

Shares Issued to
Incorporators
for Cash Retroactively
Restated               22,863          23     57,553            -0-

Deficit for Year Ended
June 30, 1985                                               (39,661)

Balance, June 30, 1985 22,863          23     57,553        (39,661)

Capital Contributed by
Shareholder                                    2,536

Deficit for Year Ended
June 30, 1986                                               (20,451)

Balance, June 30, 1986 22,863          23     60,089        (60,112)

No Operations Year
Ended June 30, 1987

Balance, June 30, 1987 22,863          23     60,089        (60,112)

No Operations Year
Ended June 30, 1988

Balance, June 30, 1988 22,863          23     60,089            -0-

Capital Contributed by
Shareholder                                    1,044

Shares Issued for Cash
$.0002 Per Share
Retroactively Restated 24,160          24      1,176

Deficit for Year Ended
June 30, 1989                                               (2,107)

Balance, June 30, 1989 47,023          47     62,309       (62,219)

Deficit for Year Ended
June 30, 1990                                                 (183)

Balance, June 30, 1990 47,023          47     62,309       (62,402)

Deficit for Year Ended
June 30, 1991                                                 (183)

Balance June 30, 1991  47,023          47     62,309       (62,585)

Deficit for Year Ended
June 30, 1992                                                 (183)

Balance June 30, 1992  47,023          47     62,309       (62,768)

Deficit for Year Ended
June 30, 1993                                                 (183)

Balance June 30, 1993  47,023          47     62,309       (62,951)

Deficit for Year Ended
June 30, 1994                                                 (119)

Balance June 30, 1994  47,023          47     62,309       (63,070)

Deficit for Year Ended
June 30, 1995                                                 (118)

Balance June 30, 1995  47,023          47     62,309       (63,188)

Shares Issued for
Services
Retroactively
Restated              152,977         153     37,847

Deficit for Year Ended
June 30, 1996                                              (38,118)

Balance, June 30, 1996 200,000        200    100,156      (101,306)

Deficit for Year Ended
June 30, 1997                                               (7,940)

Balance, June 30, 1997 200,000        200    100,156      (109,246)

Shares Issued for
Services                35,000         35      1,220

Deficit for Year Ended
June 30, 1998                                              (12,857)

Balance, June 30, 1998 235,000   $    235   $101,376     ($122,103)

Deficit for Year Ended
June 30, 1999                                               (7,065)

Balance, June 30, 1999 235,000   $    235   $101,376     ($129,168)

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
 Accumulated for the Period from Inception July 31, 1984 to June 30, 1999
            & the Fiscal Years Ended June 30, 1999, 1998 & 1997
                                            June      June          June
                            Accumulated   30, 1999  30, 1998     30, 1997
Cash Flows from Operating Activities
 Net Loss                   ($129,168)  ($ 7,065)   ($ 12,857) ($  7,940)
 Adjustments to Reconcile
  Net Cash Used by Operating
  Activities:
   Amortization                   320        -0-          -0-        -0-
   Non Cash Expenses           39,255        -0-        1,255        -0-
 Changes in Operating Assets
 & Liabilities:
   Increase in Accounts
   Payable                     16,403      3,961        7,703      3,789
   Increase in Due to Officers 11,154      3,104        3,899      4,151

     Net Cash Used by
     Operating Activities     (62,036)       -0-          -0-        -0-

Net Cash Used by Investing Activities
 Incorporation Costs             (320)       -0-          -0-        -0-

     Net Cash Used by
     Investing Activities        (320)       -0-          -0-        -0-

Cash Flows from Financing Activities
 Cash from Sale of Common
 Stock                         58,776        -0-          -0-        -0-
 Contributed Capital            3,580        -0-          -0-        -0-

     Net Cash Provided By
     Financing Activities      62,356        -0-          -0-        -0-

     Increase in Cash             -0-        -0-          -0-        -0-

     Cash at Beginning of Period  -0-        -0-          -0-        -0-

     Cash at End of Period   $    -0-   $    -0-    $     -0-    $   -0-

Cash Disclosures from Operating Activities
 Interest                    $    668   $    -0-    $     -0-    $   -0-
 Taxes                            -0-        -0-          -0-        -0-

Significant Non Cash Transactions
 Issued 152,977 Post Split
 Shares for Services         $ 38,000   $    -0-    $     -0-    $38,000

 Issued 35,000 Post Split
 Shares for Services               35        -0-        1,255        -0-

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

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses will be recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.   Inventories:   Inventories will be stated at the lower of cost,
     determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     First Deltavision, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements -Continued-

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

NOTE #4 - Net Operating Loss Carryforward for Income Tax Purposes

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                        Expiration
         Year of Loss         Amount                          Date
                 1985    $    39,661                          2005
                 1986         20,451                          2006
                 1987            -0-
                 1988            -0-
                 1989          2,107                          2009
                 1990            183                          2010
                 1991            183                          2011
                 1992            183                          2012
                 1993            183                          2013
                 1994            119                          2014
                 1995            118                          2015
                 1996         38,118                          2016
                 1997          6,690                          2017
                 1998         12,857                          2018
                 1999          7,065                         2019

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

                                          1999         1998        1997
     Current Tax Assets Value of Net
        Operating Loss Carryforwards
        at Current Prevailing
        Federal Tax Rate               $ 33,272     $ 30,870    $ 25,368
     Evaluation Allowance               (33,272)     (30,870)    (25,368)
          Net Tax Assets               $    -0-     $    -0-    $    -0-
          Current Income Tax Expense        -0-          -0-         -0-
          Deferred Income Tax Benefit       -0-          -0-         -0-

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 1999, and the period or periods during which each such director or executive officer served in his or her respective positions.

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
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David C.
Merrell,     6/30/97    0     0     0     0      0     0   0
President,   6/30/98    0     0     0     0      0     0   0
Director     6/30/99    0     0     0     0      0     0   0

Todd D.
Ross         6/30/97    0     0     0     0      0     0   0
Secretary/   6/30/98    0     0     0     0      0     0   0
Treasurer,   6/30/99    0     0     0     0      0     0   0
Director

Raymond
Wilson
Secretary/   6/30/97    0     0     0     *      0     0   0
Treasurer,   6/30/98    0     0     0     0      0     0   0
Director

     * In October, 1997, the Company issued 5,000 "unregistered" and "restricted" shares of its common stock to Raymond Wilson as additional consideration for his release of any and all liabilities owed to him by the Company. See the caption
             "Recent Sales of Unregistered Securities", Part II, Item 5.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending June 30, 1999, 1998 or 1997, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of June 30, 1999:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                                6/30/99

David C. Merrell                            136,648   58.148%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Leonard W. Burningham, Esq.                  29,050   12.361%
455 East 500 South, Suite #205
Salt Lake City, Utah 84111

TOTALS                                      165,698   70.509%

Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of June 30, 1998:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                              6/30/98

David C. Merrell                           136,648     58.148%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                                 4,027      1.714%
38 South 1650 West
Cedar City, Utah 84720

TOTALS                                     140,675     59.862%

Changes in Control

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

     The following transactions occurred between the Company and members of management, five percent stockholders and promoters or founders of the Company during the past three fiscal years:

     Issuance of 136,648 shares of "restricted securities" of the Company to David C. Merrell in May, 1996.

     Issuance of 4,027 shares of "restricted securities" of the Company to Todd R. Ross in May 1996.

     Issuance of 5,000 shares of "restricted securities" of the Company to Raymond Wilson in October 1997.

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

                                  FIRST DELTAVISION, INC.


Date: 10/7/99                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 10/7/99                     By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  FIRST DELTAVISION, INC.


Date: 10/7/99                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 10/7/99                     By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director