Form 10QSB
period 1999-09-30
FIRST DELTAVISION INC
filed 1999-11-08
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                            September 30, 1999

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

                            First Deltavision, Inc.
                         (A Development Stage Company)

                              Financial Statements

                               September 30, 1999

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                  For the Period Ended September 30, 1999
                     and the Year Ended June 30, 1999
                                                   September  June
                                                   30, 1999  30, 1999
  Assets

Current Assets                                     $    -0-  $    -0-

     Total Assets                                  $    -0-  $    -0-

     Liabilities & Stockholders  Equity

Current Liabilities
 Accounts Payable                                  $ 17,765  $ 16,403
 Due to Officers                                     11,694    11,154

   Total Liabilities                                 29,459    27,557

Stockholders  Equity
 Common Stock 50,000,000 Shares Authorized:
  $0.001 Par Value, 235,000 Shares Issued &
  Outstanding Retroactively Restated                    235       235
 Paid In Capital                                    101,376   101,376
 Accumulated Deficit                               (131,070) (129,168)

   Total Stockholders  Equity                      ( 29,459) ( 27,557)

   Total Liabilities & Stockholders  Equity        $    -0-  $    -0-

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
             For the Period July 1, 1999 to September 30, 1999
             and the Period July 1, 1998 to September 30, 1998
                                             July 1,        July 1,
                                             1999 to        1998 to
                                            September      September
                                             30, 1999       30, 1998

Revenues                                      $    -0-  $    -0-

Expenses
    Professional Fees                            1,902     2,333

      Total Expenses                             1,902     2,333

      Net Loss                               ($  1,902) ($ 2,333)

      Loss Per Share                              (.01)     (.01)

    Weighted Average Shares
    Outstanding                                235,000   235,000

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
             For the Period July 1, 1999 to September 30, 1999
             and the Period July 1, 1998 to September 30, 1998
                                                    September      September
                                                    30, 1999       30, 1998
Cash Flows from Operating Activities
    Net Loss                                     ($  1,902)     ($  2,333)
    Changes in Operating Assets & Liabilities:
        Increase in Accounts Payable                 1,362          1,216
        Increase in Due to Officers                    540          1,117

           Net Cash Used by Operating Activities       -0-            -0-

Cash Flows from Investing Activities                   -0-            -0-

Cash Flows from Financing Activities                   -0-            -0-

           Increase (Decrease)  in Cash                -0-            -0-

           Cash at Beginning of Period                 -0-            -0-

           Cash at End of Period                  $    -0-       $    -0-

Cash Disclosures from Operating Activities
   Interest                                       $    -0-       $    -0-
   Taxes                                               -0-            -0-

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s June 30, 1999 10-K report.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended September 30, 1999. During this period, the Company received revenues of $0. During the same period, total expenses were $1,902 and net income totaled $(1,902).

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(1,902).

Liquidity.
----------

          At September 30, 1999, the Company had no current assets, with total current liabilities of $29,459. Total stockholder's equity was $(29,459). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

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

                                      FIRST DELTAVISION, INC.



Date: 11/4/99                        By /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/5/99                        By /s/ Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer