Form 10QSB
period 1999-12-31
FIRST DELTAVISION INC
filed 2000-02-22
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

                            December 31, 1999

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

                            First Deltavision, Inc.
                         (A Development Stage Company)

                              Financial Statements

                               December 31, 1999

                          First Deltavision, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                  For the Period Ended December 31, 1999
                     and the Year Ended June 30, 1999
                                                   December      June
                                                   30, 1999  30, 1999
  Assets

Current Assets                                     $    -0-  $    -0-

     Total Assets                                  $    -0-  $    -0-

     Liabilities & Stockholders  Equity

Current Liabilities
 Accounts Payable                                  $ 17,164  $ 16,403
 Due to Officers                                     13,373    11,154

   Total Liabilities                                 30,537    27,557

Stockholders  Equity
 Common Stock 50,000,000 Shares Authorized:
  $0.001 Par Value, 235,000 Shares Issued &
  Outstanding Retroactively Restated                    235       235
 Paid In Capital                                    101,376   101,376
 Accumulated Deficit                               (132,148) (129,168)

   Total Stockholders  Equity                      ( 30,537) ( 27,557)

   Total Liabilities & Stockholders  Equity        $    -0-  $    -0-

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Operations
           For the Period October 1, 1999 to December 31, 1999
           and the Period October 1, 1998 to December 31, 1998
           and for the Period July 1, 1999 to December 31, 1999
             and the Period July 1, 1998 to December 31, 1998
                                       October 1, October 1,   July 1,   July 1,
                                          1999 to    1998 to   1999 to   1998 to
                                         December   December  December  December
                                         31, 1999   31, 1998  31, 1999  31, 1998
Revenues                                $    -0-   $    -0-  $    -0-  $    -0-

Expenses
    Office Expenses                          270        -0-       270       -0-
    Professional Fees                        583      1,898     2,035     4,230
    Transfer Agent Fees                      225        165       676       165

      Total Expenses                       1,078      2,063     2,981     4,395

      Net Loss                         ($  1,078)  ($ 2,063)  ($2,981)  ($4,395)

      Loss Per Share                        (.00)      (.00)     (.00)    (0.00)

    Weighted Average Shares
    Outstanding                          235,000    235,000  235,000    235,000

                          First Deltavision, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
             For the Period July 1, 1999 to December 31, 1999
             and the Period July 1, 1998 to December 31, 1998

                                                    December    December
                                                    31, 1999    31, 1998
Cash Flows from Operating Activities
    Net Loss                                        ($2,981)    ($4,395)
    Changes in Operating Assets & Liabilities:
        Rounding                                          1         -0-
        Increase in Accounts Payable                    761       3,091
        Increase in Due to Officers                   2,219       1,304

           Net Cash Used by Operating Activities        -0-         -0-

Cash Flows from Investing Activities                    -0-         -0-

Cash Flows from Financing Activities                    -0-         -0-

           Increase (Decrease)  in Cash                 -0-         -0-

           Cash at Beginning of Period                  -0-         -0-

           Cash at End of Period                   $    -0-    $    -0-

Cash Disclosures from Operating Activities
   Interest                                        $    -0-    $    -0-
   Taxes                                                -0-         -0-

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


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended December 31, 1999. During this period, the Company received revenues of $0. During the same period, total expenses were $1,078 and net income totaled $(1,078).

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

Results of Operations.
----------------------

       During the quarterly period ended December 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(1,078).

Liquidity.
----------

      At December 31, 1999, the Company had no current assets, with total current liabilities of $30,537. Total stockholder's equity was $(30,537). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

                          PART II OTHER INFORMATION

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

                                      FIRST DELTAVISION, INC.



Date: 02/18/00                     By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 02/18/00                        By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer