Form 10QSB
period 2000-03-31
FIRST DELTAVISION INC
filed 2000-05-15
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                            March 31, 2000

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

                     First Deltavision, Inc.
                  (A Development Stage Company)

                       Financial Statements

                    March 31, 2000 (Unaudited)
                          & June 30,1999

[Letterhead]
                      Schvaneveldt & Company
                   Certified Public Accountant
                275 East South Temple, Suite #300
                    Salt Lake City, Utah 84111
                          (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


Board of Directors
First Deltavision, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of First Deltavision, Inc., as of March 31, 2000, and for the three months and the nine months periods then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
May 11, 2000

                     First Deltavision, Inc.
                  (A Development Stage Company)
                          Balance Sheets
   For the Nine Months Period Ended March 31, 2000 (Unaudited)
                 and the Year Ended June 30, 1999
                                                         March          June
30,
                                                        31, 2000          1999
     Assets
Current Assets                                $              -0-      $   -0-

     Total Assets                             $              -0-      $   -0-

     Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                             $           19,648      $16,403
 Due to Officers                                          13,911       11,154

   Total Liabilities                                      33,559       27,557

Stockholders' Equity
 Common Stock 50,000,000 Shares Authorized:
  $0.001 Par Value, 235,000 Shares Issued
  & Outstanding Retroactively Restated Respectively         235           235
 Paid In Capital                                         101,376      101,376
 Accumulated Deficit                          (          135,170)    (129,168)

   Total Stockholders' Equity                 (           33,559)    ( 27,557)

   Total Liabilities & Stockholders' Equity   $              -0-    $    -0-

                        First Deltavision, Inc.
                     (A Development Stage Company)
                  Statement of Operations (Unaudited)
       For the Three Months Periods Ended March 31, 2000 & 1999
      and for the Nine Months Periods Ended March 31, 2000 & 1999

                      Three Months Periods Ended  Nine Months Periods Ended
                         March         March           March          March
                        31, 2000      31, 1999        31, 2000      31, 1999
Revenues                  $      -0-  $       -0-      $      -0-   $    -0-

Expenses

   Filing Fees            $       85  $       -0-       $     355    $   165
   Professional Fees           2,839        1,342           4,874      5,572
   Transfer Agent Fees            97          -0-             773        -0-

     Total Expenses            3,021         1,342           6,002     5,737

     Net Loss            ($    3,021)($      1,342)     ($    6,002) ($5,737)

     Loss Per Share            (0.01)        (0.00)           (0.03)   (0.02)

Weighted Average Shares
Outstanding                  235,000       235,000          235,000  235,000

                               First Deltavision, Inc.
                     (A Development Stage Company)
                  Statement of Cash Flows (Unaudited)
      For the Three Months Period July 1, 2000 to March 31, 2000
      and the Nine Months Periods July 1, 1999 to March 31, 1999

                                             March                    March
                                           31, 2000                 31, 1999
Cash Flows from Operating Activities
       Net Loss                                     ($6,002)     ($5,737)
       Adjustments to Reconcile Net
       Cash to Net Loss:
         Non Cash Expense                               -0-          -0-
       Changes in Operating Assets & Liabilities:
         Increase in Accounts Payable                 3,245        3,033
         Increase in Due to Officers                  2,757        2,704

     Net Cash Used by Operating Activities              -0-          -0-

Cash Flows from Investing Activities

     Net Cash Used by Investing Activities              -0-          -0-

Cash Flows from Financing Activities

     Net Cash Used by Financing Activities              -0-          -0-

     Increase (Decrease)  in Cash                       -0-          -0-

     Cash at Beginning of Period                        -0-          -0-

     Cash at End of Period                           $  -0-      $   -0-

Cash Disclosures from Operating Activities
     Interest                                        $  -0-      $   -0-
     Taxes                                              -0-          -0-

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1999 10-KSB Annual Report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         During this quarterly period, the Company received no revenues. Total expenses were $3,021 and net income totaled $(3,021). There were also no revenues during the same quarter of 1998.

         The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at their determination, will formulate its business plan and commence operations.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(3,021).

Liquidity.
----------

          At March 31, 2000, the Company had no current assets, with total current liabilities of $33,559. Total stockholder's equity was $(33,559). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

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

Item 5.   Other Information.
----------------------------

          The Company has authorized the issuance of 150,000 shares of its common stock that will be registered on Form S-8. See the Company's Definitive Proxy Statement dated January 28, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

             Definitive Proxy Statement dated January 28, 2000*

          (b)  Reports on Form 8-K.

               None.

             *Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST DELTAVISION, INC.



Date: 5/15/2000                       By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/15/2000                       By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer