Form 10KSB
period 2000-06-30
FIRST DELTAVISION INC
filed 2000-11-14
CIK 1051488

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2000

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

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 2000-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 18, 2000 - $65. There are approximately 65,275 shares of common voting stock of the Registrant held by non-affiliates. Since 1988, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           November 13, 2000

                               335,500

               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.

Business Development.
---------------------

     Pursuant to a Proxy Statement filed with the Securities and Exchange Commission on June 9, 2000, and resolutions of its stockholders, First Deltavision, Inc. (the "Company") has approved a forward split of 1.85567 for one of the outstanding common stock of the Company; however, the Board of Directors has not yet determined whether the reasons for submitting this forward split to its stockholders are still viable, so it has not yet been implemented. The Company's Proxy Statement is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     Except as indicated above and in the Company's 10-SB Registration Statement, as amended, which was filed with the Securities and Exchange Commission on December 16, 1997, which became effective on or about February 14, 1998, and which is incorporated herein by reference, there have been no material developments during the most recent fiscal year. See the Exhibit Index, Part III, Item 13.

Business.
---------

          The Company has had no material business operations for over five years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

Risk Factors.
-------------

          Information regarding potential risk factors that may presently affect the Company is contained under the heading "Risk Factors", Part I, Item 1, of the Company's 10-SB Registration Statement, as amended, and its 10-KSB Annual Report for the year ended June 30, 1999. See Part III, Item 13.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for small business issuers to have access to the public capital markets.

Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business. Its principal executive office address and telephone number are the home address and telephone number of its President, David C. Merrell, and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing reports required to be filed with the Securities and Exchange Commission and related financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Merrell of providing the use of his home and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     For information regarding matters submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report, see the Proxy Statement filed with the Securities and Exchange Commission on June 6, 2000, Part III, Item 13. At the special meeting that was held as outlined in this Proxy Statement, 165,698 shares voted in favor of the matters proposed, with none against and none abstaining.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "FDVS", with quotations that commenced in November, 1998; however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the sale of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by David
C. Merrell, the Company's President, and other principal stockholders, may have a substantial adverse impact on any such public market. All but 100,000 of the "restricted securities" of the Company that are outstanding have satisfied the required holding period of Rule 144. See Part II, Item 11.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
November 10, 1998

through
December 31, 1998            $.125                $.125

January 4, 1999
through
March 31, 1999               $.125                $.125

April 1, 1999
through
June 30, 1999                $.125                $.125

July 1, 1999
through
September 30, 1999           $1.50                $.125

October 1, 1999
through
December 31, 1999            $1.50               $1.50

January 3, 2000
through
March 31, 2000               $1.50               $1.50


April 3, 2000
through
June 30, 2000                $1.50               $1.50

July 3, 2000
through
September 29, 2000           $1.50               $1.50

     These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Recent Sales of Unregistered Securities.
----------------------------------------

                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

David C. Merrell      5/27/96             136,648            Services

Todd D. Ross          5/27/96               4,027            Services

Jerry Peterson        5/27/96               4,027            Services

Raymond Wilson        8/18/97               2,000            Release of any
                     10/15/97               5,000            and all
                      5/26/98                 500            liabilities

Victor Ivashin       10/15/97               1,000            Services

Leonard W. Burningham  8/18/97               9,050            Services

Branden T. Burningham 12/22/97               3,500            Services

Sheryl Ross           12/22/97               3,500            Services

Leonard W. Burningham 12/22/97              20,000            Services

Brad Burningham       12/22/97               3,000            Services

David C. Merrell       8/16/00              50,000            Services

Leonard W. Burningham  8/16/00              50,000            Services

     All of the foregoing persons are believed to be either "accredited investors," or "sophisticated investors," who by reason of business acumen, experience, employment, education or other factors, were fully capable of evaluating the risks and merits of an investment in the Company's securities. Messrs. Peterson, Ivashin and Wilson are all former directors of the Company; Messrs. Merrell and Ross are current directors and executive officers of the Company; and Leonard W. Burningham is counsel for the Company, and Branden T. Burningham, Brad Burningham and Ms. Ross are associates and/or employees of Leonard W. Burningham who provided services to the Company. Each had all information regarding the Company available to them. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Holders.
--------

     The number of record holders of the Company's common stock as of June 30, 2000, were approximately 179; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of November 13, 2000, there were still approximately 179 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the past nine fiscal years. The Company's plan of operation for the next 12 months has yet to be formulated, with the Company intending to determine the industries in which it would like to focus its business operations.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and filing its reports with the Securities and Exchange Commission, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
----------------------

     The Company has had no material operations since 1989. The Company had losses of ($13,044) and ($7,065), respectively, for the fiscal years ended June 30, 2000 and 1999. These losses are primarily related to maintaining the Company in good standing and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements.

Liquidity.
----------

     The Company had no current assets for the period ended June 30, 2000, with $40,601 in current liabilities for the same period.

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2000 and 1999

     Independent Auditors' Report

     Balance Sheet for June 30, 2000

     Statements of Operations for the years ending
          June 30, 2000 and 1999, and accumulated
         for the period from inception July 31, 1984 to June 30, 2000

     Statements of Stockholders' Equity (Deficit)
          From July 31, 1984 through June 30, 2000

     Statements of Cash Flows for the years ended
          June 30, 2000 and 1999, and accumulated
         for the period from inception July 31, 1984 to June 30, 2000

     Notes to the Financial Statements

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                          JUNE 30, 2000

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Independent Auditors' Report                      1


          Balance Sheet, June 30, 2000                      2


          Statements of Operations, for the years ended
            June 30, 2000 and 1999 and from inception       3
            on July 31, 1984 through June 30, 2000

          Statement of Stockholders' (Deficit), from
            inception on July 31, 1984 through
            June 30, 2000                               4 - 5


          Statements of Cash Flows, for the years ended
            June 30, 2000 and 1999 and from inception on
            July 31, 1984 through June 30, 2000             6


          Notes to Financial Statements                7 - 10

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
FIRST DELTAVISION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Deltavision, Inc. [a development stage company] at June 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended June 30, 2000 and for the period from inception on July 31, 1984 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Deltavision, Inc. for the period from inception on July 31, 1984 to June 30, 1999 were audited by other auditors whose report dated September 28, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (July 31, 1984) to June 30, 1999 reflect a net loss of $129,168 of the total inception to date net loss of $142,212. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors for the cumulative information for the period from inception on July 31, 1984 to June 30, 1999, the financial statements audited by us present fairly, in all material respects, the financial position of First Deltavision, Inc. [a development stage company] as of June 30, 2000 and the results of its operations and its cash flows for the year ended June 30, 2000 and for the period from inception on July 31, 1984 through June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/PRITCHETT, SILER, & HARDY, P.C.
PRITCHETT, SILER, & HARDY, P.C.
October 2, 2000
Salt Lake City, Utah

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS



                                                        June 30,
                                                          2000
                                                      ___________
CURRENT ASSETS                                         $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $   24,638
  Due to officers                                          14,963
  Accrued expenses                                          1,000
                                                      ___________
        Total Current Liabilities                          40,601
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 235,500 shares issued
   and outstanding                                            235
  Capital in excess of par                                101,376
  Deficit accumulated during the
   development stage                                     (142,212)
                                                      ___________
        Total Stockholders' (Deficit)                     (40,601)
                                                      ___________
                                                       $        -
                                                      ___________














  The accompanying notes are an integral part of this financial statement.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS




                                                     From Inception
                               For the Years Ended    on July 31,
                                    June 30,          1984 Through
                             ______________________    June 30,
                                  2000      1999          2000
                              __________ __________   ___________
REVENUE:
  Sales                       $        - $        -   $         -
                              __________ __________   ___________

        Total Revenue                  -          -             -
                              __________ __________   ___________

EXPENSES:
  General and administrative      13,044      7,065       142,212
                              __________ __________   ___________

        Total Expenses           (13,044)    (7,065)     (142,212)
                              __________ __________   ___________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES            (13,044)    (7,065)     (142,212)

CURRENT INCOME TAXES                   -          -             -

DEFERRED INCOME TAX                    -          -             -
                              __________ __________   ___________

NET LOSS                      $  (13,044)    (7,065)  $  (142,212)
                              __________ __________   ___________
LOSS PER SHARE                $     (.06)$     (.03)  $     (1.60)
                              __________ __________   ___________












 The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2000

                                                            Earnings
                                                           Accumulated
                   Common Stock       Capital in           During the
             ______________________   Excess of  Retained  Development
                 Shares   Amount         Par      Deficit     Stage
             __________ ___________  ___________ ________  __________
BALANCE,
 July 31,
 1984                 - $         -  $         -        -  $        -

Shares issued
 to incorporators
 for cash        22,863          23       57,553        -           -

Net loss for
 the year
 ended
 June 30,
 1985                 -           -            -        -     (39,661)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1985            22,863          23       57,553        -     (39,661)

Capital
 contributed
 by shareholder       -           -        2,536        -           -

Net loss for
 year ended
 June 30, 1986        -           -            -        -     (20,451)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1986            22,863          23       60,089        -     (60,112)

Net loss
 for the
 year ended
 June 30, 1987        -           -            -        -           -
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1987            22,863          23       60,089        -     (60,112)

Net loss
 for the
 year ended
 June 30,
 1988                 -           -            -        -           -
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1988            22,863          23       60,089        -           -

Capital
 contributed
 by shareholder       -           -        1,044        -           -

Shares issued
 for cash at
 $.0002
 per share       24,160          24        1,176        -           -

Net loss for
 the year
 ended
 June 30,
 1989                 -           -            -        -      (2,107)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1989            47,023          47       62,309        -     (62,219)

Net loss
 for the
 year ended
 June 30,
 1990                 -           -            -        -        (183)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1990            47,023          47       62,309        -     (62,402)

Net loss
 for year
 ended
 June 30,
 1991                 -           -            -        -        (183)

BALANCE,
 June 30,
 1991            47,023 $        47  $    62,309 $      -  $  (62,585)

Net loss
 for year
 ended
 June 30,
 1992                 -           -            -        -        (183)


                                   [Continued]

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2000

                           [Continued]
                                                            Earnings
                                                           Accumulated
                   Common Stock       Capital in           During the
             ______________________   Excess of  Retained  Development
                 Shares   Amount         Par      Deficit     Stage
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1992            47,023          47       62,309        -     (62,768)

Net loss
 for year
 ended
 June 30,
 1993                 -           -            -        -        (183)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1993            47,023          47       62,309        -     (62,951)

Net loss
 for year
 ended
 June 30,
 1994                 -           -            -        -        (119)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1994            47,023          47       62,309        -     (63,070)

Net loss
 for year
 ended
 June 30,
 1995                 -           -            -        -        (118)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1995            47,023          47       62,309        -     (63,188)

Shares issued
 for services
 rendered
 valued at
 $.25 per
 share          152,977         153       37,847        -           -

Net loss
 for the
 year ended
 June 30,
 1995                 -           -            -        -     (38,118)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1996           200,000         200      100,156        -    (101,306)
Net loss
 for the
 year ended
 June 30,
 1997                 -           -            -        -      (7,940)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1997           200,000         200      100,156        -    (109,246)

Shares issued
 for services
 valued at
 $.04 per
 share           35,500          35        1,220        -           -

Net loss for
 the year
 ended
 June 30,
 1998                 -           -            -        -     (12,857)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1998           235,500         235      101,376        -    (122,103)

Net loss
 for the
 year ended
 June 30,
 1999                 -           -            -        -      (7,065)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 1999           235,500         235      101,376        -    (129,168)

Net income
 for the
 year ended
 June 30,
 2000                 -           -            -        -     (13,044)
             __________ ___________  ___________ ________  __________
BALANCE,
 June 30,
 2000           235,500 $       235  $   101,376 $      -  $ (142,212)
             __________ ___________  ___________ ________  __________







  The accompanying notes are an integral part of this financial statement .

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS



                                                      From Inception
                                  For the Years Ended   on July 31,
                                       June 30,       1984, Through
                                ______________________   June 30,
                                    2000       1999         2000
                                __________  __________  ____________
Cash Flows From Operating
 Activities:
  Net loss                      $  (13,044) $   (7,065) $   (142,212)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
    Non cash expense                     -           -        39,255
    Changes in assets
     and liabilities:
      Increase in accounts
       payable                       8,235       3,961        24,638
      Increase in due to
       officers                      3,809       3,104        14,963
      Increase in accrued
       expenses                      1,000           -         1,000
                                __________  __________  ____________
        Net Cash (Used) by
         Operating Activities            -           -       (62,356)
                                __________  __________  ____________
Cash Flows From Investing
  Activities:
                                         -           -             -
                                __________  __________  ____________
        Net Cash (Used) by
         Investing Activities            -           -             -
                                __________  __________  ____________
Cash Flows From Financing
 Activities:
  Proceeds from issuance of
   common stock                          -           -        58,776
  Capital contributions                  -           -         3,580
                                __________  __________  ____________
        Net Cash Provided by
          Financing Activities           -           -        62,356
                                __________  __________  ____________
Net Increase in Cash                     -           -             -

Cash at Beginning of the Year            -           -             -
                                __________  __________  ____________
Cash at End of the Year         $        -  $        -  $          -
                                __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                    $        -  $        -  $          -
    Income taxes                $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended June 30, 2000:
     None.

  For the year ended June 30, 1999:
     None





 The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - First Deltavision, Inc. (the Company) was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah.

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

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements have been restated for all periods presented to reflect a 248.399 for 1 reverse stock split on April 23, 1997 and a 5 for 1 forward stock split on December 9, 1988.

  Reclassification - The financial statements for years prior to June 30, 2000 have been reclassified to conform with the headings and a classifications used in the June 30, 2000 financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK

  The Company issued 22,863 shares of stock upon incorporation for $57,576.

  During the year ended June 30, 1989 the Company issued 24,160 shares of common stock for $1,200.

  During 1996, the Company issued 152,977 shares of its previously authorized but unissued common stock in lieu of cash for consulting fees valued at $38,000 (or $.25 per share). Resulting in a change in control of the Company.

  During 1997, the Company approved the issuing of 35,500 common stock for services rendered. Total proceeds amounted to $1,255 (or $.04 per share). The Company previously reported the issuance as 35,000 shares of common stock. The financial statements have been restated for the years ended June 30, 1999 and 1998 to reflect the issuance of an additional 500 shares of common stock related to services previously rendered.

  Stock Split - On December 9, 1988 the Company effected a 5 for 1 forward stock split. On April 23, 1997 the Company effected a
  248.399 for 1 reverse stock split. The financial statements for all periods presented have been restated to reflect these stock splits.

  Compensation Agreement - In January 2000, the board of directors approved a compensation agreement that included the issuance of a total of 100,000 shares of common stock to two shareholders, 50,000 to each, for services rendered which were valued at $1,000. The shares were issued in August 2000 for $.01 per share.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $79,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $27,000) at June 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $4,400 for the year ended June 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the year ended June 30, 2000, the Company did not pay any cash compensation to its officers and directors.

  Stock Compensation - During the year ended June 30, 2000, the Company approved the issuance of 100,000 shares of common stock for legal and professional services rendered pursuant to a compensation agreement [See Note 2]. The services rendered were valued at $1,000.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  Expenses  Paid  -  The  Company's president  has  advanced  the
  Company funds to pay current costs. These advanced funds totaled $14,963 at June 30, 2000, bear no interest and are due to the President when funds become available.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 2000 and 1999 and for the period from inception on July 31, 1984 through June 30, 2000:



                                                      From Inception
                                  For the Years Ended   on July 31,
                                       June 30,       1984, Through
                                ______________________   June 30,
                                    2000       1999         2000
                                __________  __________  ____________
      Loss from continuing
       operations available
       to  common stockholders
      (numerator)               $  (13,044) $   (7,065) $   (142,212)
                                __________  __________  ____________

      Weighted average number
       of common shares
       outstanding used in
       earnings per share
       during the period
      (denominator)                235,500     235,500        89,125
                                __________  __________  ____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings per share.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

  Business Opportunity - During May 2000, the Company entered into a letter of intent in connection with a possible business merger with Pinnacle VRB, Ltd. In connection with this merger, a forward stock split and company name change were proposed. The proposed merger was not completed and, accordingly, the name change and forward stock split were never effected. The Company is continuing to seek out business opportunities.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     The Company changed independent auditors due to the death of its former principal accountant as detailed in an 8-K Current Report dated October 10, 2000. This 8-K Current Report is incorporated herein by reference. See Part III, Item 13.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 2000, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     David C. Merrell, Director and President. Mr. Merrell is 42 years of age, and since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

     Todd D. Ross. Mr. Ross is 39 years of age, and since 1995, he has been a partner in DCM Finance, a Salt Lake City Based finance company. Mr. Ross developed and manages DCM's Internet site. He also reviews and submits venture capital proposals for funding. Since 1991, Mr. Ross has also been the Lighting Director for the Utah Shakespearean Festival.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On or about May 13, 1998, each of the Company's current directors and executive officers filed with the Securities and Exchange Commission an Initial Statement of Beneficial Ownership of Securities on Form 3.

     On August 18, 2000, David C. Merrell filed with the Securities and Exchange Commission a Statement of Changes in Beneficial Ownership on Form 4.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

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
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David C.
Merrell,     6/30/99    0     0     0     0      0     0   0
President,   6/30/00    0     0     0     0      0     0   0
Director

Todd D.
Ross         6/30/99    0     0     0     0      0     0   0
Secretary/   6/30/00    0     0     0     0      0     0   0
Treasurer,
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending June 30, 2000, and 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors.
--------------------------

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

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of June 30, 2000 and as of the date of this report:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                        6/30/00               Today

David C. Merrell                     136,648   58.02%     186,648    55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Leonard W. Burningham, Esq.           29,050   12.34%      79,050    23.56
455 East 500 South, Suite #205
Salt Lake City, Utah 84111

TOTALS                               165,698   70.36%     265,698    79.19%

     On August 16, 2000, 50,000 shares were issued to David C. Merrell and 50,000 shares were issued to Leonard W. Burningham, Esq. for services rendered. These shares were to be issued under an S-8 Registration Statement that has not yet been filed, as outlined in the Company's Proxy Statement filed with the Securities and Exchange Commission on January 18, 2000, which is incorporated herein by reference. See Part III, Item 13.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of June 30, 2000 and as of the date of this Report:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                          6/30/00              Today

David C. Merrell                     136,648    58.02%   186,648     55.715%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                           4,027     1.71%     4,027      1.202%
38 South 1650 West
Cedar City, Utah 84720

TOTALS                               140,675    59.73%   190,675     56.917%

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The following transactions occurred between the Company and members of management, five percent stockholders and promoters or founders of the Company during the past three fiscal years:

     Issuance of 5,000 shares of "restricted securities" of the Company to Raymond Wilson in October 1997.

- Issuance of 50,000 shares of "restricted securities" of the Company to David C. Merrell in August, 2000.

- Issuance of 50,000 shares of "restricted securities" of the Company to Leonard W. Burningham in August, 2000.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated October 10, 2000, filed with the Securities and Exchange Commission on October 11, 2000.

                                             Exhibit
Exhibits*                                    Number

          (i)

          Financial Data Schedule              27

          (ii)                   Where Incorporated
                                   In This Report

Form 10-SB Registration Statement,                 Part I              **
as amended filed on December 16, 1997

Form 10-KSB Annual Report for the                  Part I              **
fiscal year ended June 30, 1999

Proxy Statement filed with the                     Part I, II          **
Securities and Exchange Commission
on January 18, 2000

Proxy Statement filed with the                     Part I, II          **
Securities and Exchange Commission
on June 6, 2000

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

                                  FIRST DELTAVISION, INC.


Date: 11/13/00                    By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 11/13/00                    By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  FIRST DELTAVISION, INC.


Date: 11/13/00                    By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 11/13/00                    By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director