Form 10QSB
period 2000-09-30
FIRST DELTAVISION INC
filed 2000-11-20
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                            September 30, 2000

                                 335,000
                                 -------

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, September 30,
             2000 and June 30, 2000                                   2


        Unaudited Condensed Statements of Operations,
             for the three months ended September 30, 2000
             and 1999 and from inception on July 31, 1984
             through September 30, 2000                               3

        Unaudited Condensed Statements of Cash Flows,
             for the three months ended September 30, 2000
             and 1999 and from inception on July 31, 1984,
             through September 30, 2000                               4


        Notes to Unaudited Condensed Financial Statements         5 - 7

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS

                             [Unaudited]
                                ASSETS


                                       September 30,     June 30,
                                          2000             2000
                                       _____________   ___________
CURRENT ASSETS                         $           -   $         -
                                       _____________   ___________
        Total Current Assets                       -             -
                                       _____________   ___________
                                       $           -   $         -
                                       _____________   ___________


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable   related party     $      24,638   $    24,638
  Due to officer                              16,818        14,963
  Accrued expenses                                 -         1,000
                                       _____________   ___________
        Total Current Liabilities             41,456        40,601
                                       _____________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   335,500 and 235,500 shares issued
   and outstanding, respectively                 335           235
  Capital in excess of par value             102,276       101,376
  Deficit accumulated during the
    development stage                       (144,067)     (142,212)
                                       _____________   ___________
        Total Stockholders' Equity
        (Deficit)                            (41,456)      (40,601)
                                       _____________   ___________
                                       $           -   $         -
                                       _____________   ____________

Note:   The Balance Sheet as of June 30, 2000, was taken from the
audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]


                 CONDENSED STATEMENTS OF OPERATIONS

                             [Unaudited]

                                                               From
                                        For the Three      Inception on
                                        Months Ended          July 31,
                                        September 30,      1984, Through
                                     __________________     September 30,
                                        2000    1999            2000
                                     __________________    ______________
REVENUE                               $      -   $       -  $        -

COST OF SALES                                -           -           -
                                      ________   _________  __________
GROSS PROFIT                                 -           -           -

EXPENSES:
  General and Administrative             1,855       1,902     144,067
                                      ________   _________  __________
LOSS FROM OPERATIONS                    (1,855)     (1,902)   (144,067)
                                      ________   _________  __________
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                   (1,855)     (1,902)   (144,067)

CURRENT TAX EXPENSE                          -           -           -

DEFERRED TAX EXPENSE                         -           -           -
                                      ________   _________  __________
NET LOSS                              $  (1,855) $  (1,902) $ (144,067)
                                       ________  _________  __________

LOSS PER COMMON SHARE                     $(.00)     $(.01)     $(1.56)
                                       ________  _________  __________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS

                             [Unaudited]

                                                                From
                                            For the Three    Inception on
                                             Months Ended      July 31,
                                            September 30,    1984, Through
                                           ______________    September 30,
                                           2000      1999        2000
                                           ______________    _____________
Cash Flows From Operating Activities:
 Net loss                                  $(1,855) $(1,902)   $(144,067)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expense                               -        -       40,255
  Changes is assets and liabilities:
    Increase in accounts payable
    related party                                -    1,362       24,638
    Increase in amount due to officer        1,855      540       16,818
    Increase (decrease) in accrued expenses      -        -            -
                                          ________  _______    _________

    Net Cash Provided (Used) by
    Operating Activities                         -        -      (62,356)
                                          ________  _______    _________

Cash Flows From Investing                        -        -            -
                                          ________  _______    _________

    Net Cash Flows (Used) by
    Investing Activities                         -        -            -
                                          ________  _______    _________

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock          -        -       58,776
 Capital contributions                           -        -        3,580
                                          ________  _______    _________

    Net Cash Provided by
    Financing Activities                         -        -       62,356
                                          ________  _______    _________

Net Increase (Decrease) in Cash                  -        -            -

Cash at Beginning of Period                      -        -            -
                                          ________  _______   __________
Cash at End of Period                     $      -  $     -   $        -
                                          ________  _______   __________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                               $      -  $     -   $        -
   Income taxes                           $      -  $     -   $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended September 30, 2000
     The Company issued 100,000 shares of common stock at $.01 per share in payment of $1,000 in accrued expense.

  For the periods ended September 30, 1999
     None.
The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization-First Deltavision, Inc. (the Company) was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah.

       On December 23, 1988, the Company merged with Aquachlor, Inc., a Nevada Corporation, incorporated on December 20, 1988. The Nevada Corporation became the surviving corporation and changed its name to Deltavision, Inc.

       On March 25, 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

       The purpose of the Company as established by its Articles of Incorporation is to engage in any lawful activity. The Company has not engaged in any business activities that have produced significant revenues and therefore the Company is considered a development stage company as defined in SFAS no. 7.

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

       Recently Enacted Accounting Standards   Statement of Financial
       Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain
       Hedging Activities   and Amendment of SFAS No. 133", SFAS No. 139,
       "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

       Restatement   The financial statements have been restated for all
       periods presented to reflect a 248.399 for 1 reverse stock split on April 23, 1997 and a 5 for 1 forward stock split on December 9, 1988.

                      FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                 NOTES TO FINANCIAL STATEMENTS

NOTE 2   COMMON STOCK

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

       Stock Split   On December 9, 1988 the Company effected a 5 for 1
       forward stock split. On April 23, 1997 the Company effected a 248.399 for 1 reverse stock split. The financial statements for all periods presented have been restated to reflect these stock splits.

       Compensation Agreement   In January 2000, the board of directors
       approved a compensation agreement that included the issuance of a total of 100,000 shares of common stock to two shareholders, 50,000 to each, for services rendered which were valued at $1,000. The shares were issued in August 2000 for $.01 per share.

NOTE 3 - INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

       The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $82,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $28,000) at September 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $1,000 for the period ended September 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

       Management Compensation   During the three months ended September 30,
       2000, the Company did not pay any cash compensation to its officers and directors.

       Stock Compensation   During the three months ended September 30, 2000,
       the Company issued 100,000 shares of common stock for legal and professional services rendered pursuant to a compensation agreement [See Note 2]. The services rendered were valued at $1,000.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                 NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

       Expenses Paid   The Company's president has advanced the Company funds
       to pay current costs. These advanced funds totaled $16,818 at September 30, 2000, bear no interest and are due to the President when funds become available.

       Accounts Payable   A shareholder of the Company provided legal services
       for the Company. At September 30, 2000, the value of the services is $24,638. This amount bears no interest and is due to the shareholder when funds become available.

NOTE 5   GOING CONCERN

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

NOTE 6   LOSS PER SHARE

       The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 2000 and 1999 and from inception on July 31, 1984 through September 30, 2000:

                                                                From
                                           For the Three    Inception on
                                          Months Ended         July 31,
                                           September 30,    1984, Through
                                       _____________________ September 30,
                                         2000       1999        2000
                                       __________ __________  _____________

   Loss from continuing operations
     available to common stock
     holders (numerator)              $   (1,855) $   (1,902) $    (144,067)
                                       __________ __________  ______________
   Weighted average number of
     common shares outstanding
     used in earnings per share
     during the period                    284,413    235,500          92,248
                                       __________ __________  ______________

       Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(1,855). There were also no revenues during the same quarter of 1999.

Liquidity.
----------

          At September 30, 2000, the Company had no current assets, with total current liabilities of $41,456. Total stockholder's equity was $(41,456). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

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

Item 5.   Other Information.
----------------------------

          The Company had authorized the issuance of 150,000 shares of its common stock that will be registered on Form S-8. See the Company's Definitive Proxy Statement dated January 28, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein.

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

                                      FIRST DELTAVISION, INC.



Date: 11/20/2000                      By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/20/2000                      By/S/Todd D. Ross
     --------------                     -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer