Form 10QSB
period 2000-12-31
FIRST DELTAVISION INC
filed 2001-02-20
CIK 1051488

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

                            December 31, 2000

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

                        DECEMBER 31, 2000

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Unaudited Condensed Balance Sheets,
            December 31, 2000 and June 30, 2000             2


          Unaudited Condensed Statements of
            Operations, for the three and six
            months ended December 31, 2000 and 1999
            and from inception on July 31, 1984
            through December 31, 2000                       3

          Unaudited Condensed Statements of Cash Flows,
            for the six months ended December 31, 2000
            and 1999 and from inception on July 31, 1984,
            through December 31, 2000                       4


          Notes to Unaudited Condensed Financial
            Statements                                  5 - 8


                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS

                                         December 31,   June 30,
                                             2000         2000
                                         ___________  ___________
CURRENT ASSETS                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party        $   24,638   $   24,638
  Due to officer                              17,831       14,963
  Accrued expenses                                 -        1,000
                                         ___________  ___________
        Total Current Liabilities             42,469       40,601
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   335,500 and 235,500 shares issued
   and outstanding, respectively                 335          235
  Capital in excess of par value             102,276      101,376
  Deficit accumulated during the
    development stage                      (145,080)    (142,212)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                          (42,469)     (40,601)
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________

Note:The Balance Sheet as of June 30, 2000, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.


                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                                      Cumulative from
                                                    the Re-entering of
                    For the Three      For the Six   Development Stage
                     Months Ended      Months Ended     on July 31,
                     December 31,      December 31,    1984 through
                 __________________  _________________  December 31,
                   2000     1999       2000     1999        2000
                 ________ _________  ________ ________ _____________
REVENUE:         $      - $       -  $      - $      - $           -
                 ________ _________  ________ ________ _____________

COST OF SALE            -         -         -        -             -
                 ________ _________  ________ ________ _____________
EXPENSES:
  General and
   administrative   1,013     1,078     2,868    2,981       145,080
                 ________ _________  ________ ________ _____________

LOSS FROM
  OPERATIONS       (1,013)   (1,078)   (2,868)  (2,981)     (145,080)

CURRENT TAX
  EXPENSE               -         -         -        -             -

DEFERRED TAX
  EXPENSE               -         -         -        -             -
                 ________ _________  ________ ________ _____________
NET LOSS         $ (1,013)$  (1,078) $ (2,868)$ (2,981)$    (145,080)
                 ________ _________  ________ ________ _____________
LOSS PER SHARE:  $   (.00)$    (.00) $   (.00)$   (.00)$       (1.51)
                 ________ _________  ________ ________ _____________


 The accompanying notes are an integral part of these unaudited condensed financial statements.



                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                    Cumulative from
                                                   the Re-entering of
                                      For the       Development Stage
                                   Months Ended        on July 31,
                                    December 31,      1984 through
                                 _________________    December 31,
                                   2000     1999         2000
                                 ________ ________   _____________
Cash Flows From Operating
 Activities:
  Net loss                       $ (2,868)$ (2,981)  $    (145,080)
Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Non-cash expense                       -        -          40,255
     Changes in assets and
       liabilities:
      Increase in accounts
       payable                          -      761          24,638
      Increase in amount due
       to officer                   2,868    2,219          17,831
      Increase (decrease) in
       accrued expenses                 -        -               -
                                 ________ ________   _____________
      Net Cash (Used) by
        Operating Activities            -        -         (62,356)
                                 ________ ________   _____________
Cash Flows From Investing Activities:
                                 ________ ________   _____________
      Net Cash (Used) by
        Investing Activities            -        -               -
                                 ________ ________   _____________
Cash Flows From Financing Activities:
  Proceeds from issuance of
   common stock                                             58,776
  Capital contributions                                      3,580
                                 ________ ________   _____________
        Net Cash Provided by
          Financing Activities          -        -          62,356
                                 ________ ________   _____________
Net Increase in Cash                    -        -               -

Cash at Beginning of the Period         -        -               -
                                 ________ ________   _____________
Cash at End of the Period        $      - $      -   $           -
                                 ________ ________   _____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                     $      - $      -   $           -
    Income taxes                 $      - $      -   $           -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the six months ended December 31, 2000:
   The Company issued 100,000 shares of common stock at $.01 per share as settlement for $1,000 in accrued expenses.

  For the six months ended December 31, 1999:
   None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and 1999 and for the three and six months periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  During 1996, the Company issued 152,977 shares of its previously authorized but unissued common stock in lieu of cash for consulting fees valued at $38,000 (or $.25 per share). This issuance resulted in a change in control of the Company.

  During 1997, the Company issued 35,500 common stock for services rendered. Total proceeds amounted to $1,255 (or $.04 per share). The Company previously reported the issuance as 35,000 shares of common stock. The financial statements have been restated for the years ended June 30, 1999 and 1998 to reflect the issuance of an additional 500 shares of common stock related to services previously rendered.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $83,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $28,000) at December 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $2,000 for the period ended December 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended December 31, 2000, the Company did not pay any cash compensation to its officers and directors.

  Stock Compensation - During the six months ended December 31, 2000, the Company issued 100,000 shares of common stock for legal and professional services rendered pursuant to a compensation agreement [See Note 2]. The services rendered were valued at $1,000.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses Paid - The Company's president has advanced the Company funds to pay current costs. These advanced funds totaled $17,831 at December 31, 2000, bear no interest and are due to the President when funds become available.

  Accounts Payable - A shareholder of the Company provided legal services for the Company. At December 31, 2000, the value of the services is $24,638. This amount bears no interest and is due to the shareholder when funds become available.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on July 31, 1984 through December 31, 2000:
                                                      Cumulative from
                                                    the Re-entering of
                    For the Three      For the Six   Development Stage
                     Months Ended      Months Ended     on July 31,
                     December 31,      December 31,    1984 through
                 __________________  _________________  December 31,
                   2000     1999       2000     1999        2000
                 ________ _________  ________ ________ _____________
   Loss from
    continuing
    operations
    available to
    common
    stockholders
    (numerator)  $ (1,013)$  (1,078) $ (2,868)$ (2,981)$    (145,080)
                 ________ _________  ________ ________ _____________
   Weighted average
    number of common
    shares outstanding
    used in earnings
    per share during
    the period
    (denominator) 235,500   235,500   335,500  235,500        95,980
                 ________ _________  ________ ________ _____________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

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

Results of Operations.
----------------------

          During the quarterly period ended December 31, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(2,868). There were also no revenues during the same quarter of 1999.

Liquidity.
----------

          At December 31, 2000, the Company had no current assets, with total current liabilities of $42,469. Total stockholder's equity was $(42,469). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or borrow from members of management, as it has done in the past.

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

                                      FIRST DELTAVISION, INC.



Date: 2/20/01                         By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 2/20/01                         By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer