Form 10QSB
period 2001-03-31
FIRST DELTAVISION INC
filed 2001-05-15
CIK 1051488

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                               March 31, 2001

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

                          MARCH 31, 2001

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, March 31,
             2000 and June 30, 2000                                   2


        Unaudited Condensed Statements of Operations,
             for the three and nine months ended March 31, 2001
             and 2000 and from inception on July 31, 1984
             through March 31, 2001                                   3

        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended March 31, 2001
             and 2000 and from inception on July 31, 1984,
             through March 31, 2001                                   4


           Notes to Unaudited Condensed Financial Statements      5 - 8

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS


                                               March 31,      June 30,
                                                  2001         2000
                                        ________________________________
CURRENT ASSETS                            $          -     $        -
                                        ________________________________
        Total Current Assets                         -              -
                                        ________________________________
                                          $          -     $        -
                                        ________________________________


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable   related party        $             24,638   $24,638
  Due to officer                                        22,634    14,963
  Accrued expenses                                           -     1,000
                                        ________________________________
        Total Current Liabilities                       47,272    40,601
                                        ________________________________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   335,500 and 235,500 shares issued
   and outstanding, respectively                           335       235
  Capital in excess of par value                       102,276   101,376
  Deficit accumulated during the
    development stage                                 (149,883) (142,212)
                                        ________________________________
        Total Stockholders' Equity (Deficit)           (47,272)  (40,601)
                                        ________________________________
                                          $                  - $       -
                                        ________________________________


Note: The Balance Sheet as of June 30, 2000, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATION


                                                              From Inception
                     For the Three Months For the Nine months    on July 31,
                         Ended March 31,    Ended March 31,     1984 through
                     ________________________________________      March 31,
                      2001         2000    2001       2000           2001
                     _________ __________ __________ ________ _______________
REVENUE:             $       -  $       - $        - $      - $             -
                     _________ __________ __________ ________ _______________

COST OF SALE                 -          -          -        -               -
                     _________ __________ __________ ________ _______________
EXPENSES:
  General and
  administrative         4,803      3,021      7,671    6,002         149,883
                     _________ __________ __________ ________ _______________

LOSS FROM OPERATIONS    (4,803)    (3,021)    (7,671)  (6,002)       (149,883)

CURRENT TAX EXPENSE          -          -          -        -               -

DEFERRED TAX EXPENSE         -          -          -        -               -
                     _________ __________ __________ ________ _______________
NET LOSS            $   (4,803)$   (3,021)$   (7,671)$ (6,002)$      (149,883)
                     _________ __________ __________ ________ _______________
LOSS PER SHARE:     $     (.01)$     (.01)$     (.02)$   (.03)$         (1.51)
                     _________ __________ __________ ________ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Nine months    on July 31,
                                            Ended March 31,    1984 through
                                        _______________________   March 31,
                                         2001        2000           2001
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $   (7,671)  $   (6,002) $  (149,883)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non-cash expense                            1,000            -       40,255
     Changes in assets and liabilities:
     Increase in accounts payable                -        3,245       24,638
     Increase in amount due to officer       7,671        2,757       22,634
     Increase (decrease) in accrued expenses(1,000)           -            -
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                               58,776
  Capital contributions                                                 3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase in Cash                             -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        __________   __________  ____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended March 31, 2001:
     The Company issued 100,000 shares of common stock at $.01 per share as settlement for $1,000 in accrued expenses.

  For the nine months ended March 31, 2000:
     None


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

       Condensed Financial Statements The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the three and nine months periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Recently Enacted Accounting Standards   Statement of Financial
Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities   and Amendment of
SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to
SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

       During August 2000, the Company issued 100,000 shares of common stock at $.01 per share in settlement for $1,000 in accrued expenses.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

      The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $83,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.
Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $28,000) at March 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $2,600 for the period ended March 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation   During the nine months ended March 31, 2001,
the Company did not pay any cash compensation to its officers and directors.

     Stock Compensation   During the nine months ended March 31, 2001, the
Company issued 100,000 shares of common stock for accrued expenses related to legal and professional services rendered pursuant to a compensation agreement [See Note 2]. The services rendered were valued at $1,000.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     Expenses Paid   The Company's president has advanced the Company funds to
pay current costs. These advanced funds totaled $22,634 at March 31, 2001, bear no interest and are due to the President when funds become available.

     Accounts Payable   A shareholder of the Company provided legal services
for the Company. At March 31, 2001, the value of the services is $24,638. This amount bears no interest and is due to the shareholder when funds become available.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended March 31, 2001 and 2000 and for the period from inception on July 31, 1984 through March
31, 2001:

                               For the Three    For the Nine  From Inception
                                Months Ended    Months Ended on July 31, 1984,
                                 March 31,        March 31,      through
                              _______________ _______________     March 31,
                               2001     2000    2001    2000       2001
                              _______________ _______________  ______________
    Loss from continuing
      operations available to
      common stockholders
       (numerator)            $(4,803)$(3,021)$(7,671)$(6,002) $    (149,883)
                              _______ _______ _______ ________ ______________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (denominator)           335,500 235,500 318,347 235,500         99,521
                              _______ _______ _______ _______   _____________

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(4,803). There were also no revenues during the same quarter of 2000.

Liquidity.
----------

          At March 31, 2001, the Company had no current assets, with total current liabilities of $47,272. Total stockholder's equity was $(47,272). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or borrow from members of management, as it has done in the past.

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

               None.

          (b)  Reports on Form 8-K.

               None.

             *Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST DELTAVISION, INC.



Date: 5/15/01                         By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/15/01                         By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer