Form 10KSB
period 2001-06-30
FIRST DELTAVISION INC
filed 2001-09-28
CIK 1051488

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2001

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

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 2001-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     September 28, 2001 - $69.80. There are approximately 69,802 shares of common voting stock of the Registrant held by non-affiliates. Since 1988, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           September 20, 2001

                               335,500

               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.

Business Development.
---------------------

     Pursuant to a Proxy Statement filed with the Securities and Exchange Commission on June 9, 2000, and resolutions of its stockholders, First Deltavision, Inc. (the "Company") approved a forward split of 1.85567 for one of the outstanding common stock of the Company; however, the Board of Directors has not yet determined whether the reasons for submitting this forward split to its stockholders are still viable, so it has not yet been implemented. The Company's Proxy Statement is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     Except as indicated above and in the Company's 10-SB Registration Statement, as amended, which was filed with the Securities and Exchange Commission on December 16, 1997, which became effective on or about February 14, 1998, and which is incorporated herein by reference, there have been no material developments during the most recent fiscal year. See the Exhibit Index, Part III, Item 13.

Business.
---------

     Management intends to consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     Penny Stock.
     ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Number of Employees.
--------------------

     None.

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

     None, not applicable
                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "FDVS", with quotations that commenced in November, 1998; however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the sale of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by David
C. Merrell, the Company's President, and other principal stockholders, may have a substantial adverse impact on any such public market. All of the "restricted securities" of the Company that are outstanding have satisfied the required holding period of Rule 144. See Part II, Item 11.

     The high and low closing bid prices for shares of common stock of the Company since November, 1998, and for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
November 10, 1998

through
December 31, 1998            $.125                $.125

January 4, 1999
through
March 31, 1999               $.125                $.125

April 1, 1999
through
June 30, 1999                $.125                $.125

July 1, 1999
through
September 30, 1999           $1.50                $.125

October 1, 1999
through
December 31, 1999            $1.50               $1.50

January 3, 2000
through
March 31, 2000               $1.50               $1.50


April 3, 2000
through
June 30, 2000                $1.50               $1.50

July 3, 2000
through
September 29, 2000           $1.50               $1.50

October 2, 2000
through
December 29, 2000            $1.50               $0.0625

January 2, 2001
through
March 30, 2001               $0.0625             $0.0625

April 2, 2001
through
June 29, 2001                $1.00               $0.0625

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

Recent Sales of Unregistered Securities.
----------------------------------------

                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

David C. Merrell       8/16/00              50,000            Services

Leonard W. Burningham  8/16/00              50,000            Services

     The foregoing persons are believed to be "accredited investors." Mr. Merrell is a current director and executive officer of the Company; and Leonard W. Burningham, Esq. is counsel for the Company. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Holders.
--------

     The number of record holders of the Company's common stock as of June 30, 2001, were approximately 170; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of September 20, 2000, there were still approximately 170 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest; to (ii) adopt a business plan regarding engaging in business in any selected industry; and to (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

     The Company has had no material operations since 1989. The Company had losses of ($17,244) and ($13,044), respectively, for the fiscal years ended June 30, 2001 and 2000. These losses are primarily related to maintaining the Company in good standing and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements.

Liquidity.
----------

     The Company had no current assets for the period ended June 30, 2001, with $56,845 in current liabilities for the same period.

Item 7.  Financial Statements.
------------------------------

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                          JUNE 30, 2001

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                              CONTENTS

                                                               PAGE

           Independent Auditors' Report                                1


           Balance Sheet, June 30, 2001                                2


           Statements of Operations, for the years ended               3
             June 30, 2001 and 2000 and from inception on July 31, 1984 through June 30, 2001

           Statement of Stockholders' (Deficit), from
             inception on July 31, 1984 through June 30, 2001      4 - 5


           Statements of Cash Flows, for the years ended               6
             June 30, 2001 and 2000 and from inception on July 31, 1984 through June 30, 2001

           Notes to Financial Statements                          7 - 10

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
FIRST DELTAVISION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Deltavision, Inc. [a development stage company] at June 30, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended June 30, 2001 and 2000 and for the period from inception on July 31, 1984 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Deltavision, Inc. for the period from inception on July 31, 1984 to June 30, 1999 were audited by other auditors whose report dated September 28, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (July 31, 1984) to June 30, 1999 reflect a net loss of $129,168 of the total inception to date net loss of $159,456. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the reports of other auditors for the cumulative information for the period from inception on July 31, 1984 to June 30, 1999, the financial statements audited by us present fairly, in all material respects, the financial position of First Deltavision, Inc. [a development stage company] as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and for the period from inception on July 31, 1984 through June 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has current liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/Pritchett, Siler & Hardy
PRITCHETT, SILER & HARDY, P.C.
August 1, 2001
Salt Lake City, Utah

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                              ASSETS


                                                             June 30,
                                                               2001
                                                           ___________
CURRENT ASSETS                                             $     -
                                                           ___________
        Total Current Assets                                     -
                                                           ___________
                                                           $     -
                                                           ___________

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                         $       500
  Accounts payable   related party                              32,678
  Due to officers                                               23,667
                                                           ___________
        Total Current Liabilities                               56,845
                                                           ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 335,500 shares issued
   and outstanding                                                 335
  Capital in excess of par value                               102,276
  Deficit accumulated during the development stage            (159,456)
                                                           ___________
        Total Stockholders' (Deficit)                          (56,845)
                                                           ___________
                                                           $         -
                                                           ___________

The accompanying notes are an integral part of this financial statement.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]


                     STATEMENTS OF OPERATIONS

                                                             From Inception
                                      For the Years Ended   on July 31,
                                          June 30,          1984 Through
                                       __________________     June 30,
                                       2001       2000         2001
                                       ___________________________________
REVENUE:
  Sales                                $        - $       -       $      -
                                        _________ _________       ________

        Total Revenue                           -         -              -
                                        _________ _________       ________

EXPENSES:
  General and administrative               17,244    13,044        159,456
                                        _________ _________       ________

        Total Expenses                    (17,244)  (13,044)      (159,456)
                                        _________ _________       ________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                     (17,244)  (13,044)      (159,456)

CURRENT INCOME TAXES                            -         -              -

DEFERRED INCOME TAX                             -         -              -
                                        _________ _________       ________

NET LOSS                                $ (17,244)  (13,044)     $(159,456)
                                        _________ _________      _________
LOSS PER SHARE                          $    (.05)$    (.06)     $   (1.55)
                                        _________ _________      _________

The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2001

                                                            Deficit
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


                                   [Continued]

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2001

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
             __________ ___________  ___________ ________  __________

Shares
issued for
debt relief
valued at
$.01 per
share           100,000         100          900        -

Net income
for the year
ended                 -           -            -        -     (17,244)
June 30, 2001 _________  __________   __________  _______  __________

BALANCE,
June 30, 2001   335,500  $      335   $  102,276  $     -  $ (159,456)
              _________  __________   __________  _______  __________

The accompanying notes are an integral part of this financial statement .

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
                     STATEMENTS OF CASH FLOWS


                                                             From Inception
                                      For the Years Ended   on July 31,
                                          June 30,          1984 Through
                                       __________________     June 30,
                                       2001       2000         2001
                                       ___________________________________
Cash Flows From Operating Activities:
  Net loss                              $ (17,244) $  (13,044) $ (159,456)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non cash expense                            -           -      39,255
    Stock issued for relief of debt         1,000           -       1,000
    Changes in assets and liabilities:
      (Decrease) in accounts payable      (24,138)      8,235         500
      Increase in accounts payable
       related party                       32,678           -      32,678
      Increase in due to officers           8,704       3,809      23,667
      Increase (decrease) in accrued
        expenses                           (1,000)      1,000           -
                                         ________    ________    ________
        Net Cash (Used) by Operating
        Activities                              -           -     (62,356)
                                         ________    ________    ________
Cash Flows From Investing Activities:
                                                -           -           -
                                         ________    ________    ________
        Net Cash (Used) by Investing
        Activities                              -           -           -
                                         ________    ________    ________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock        -           -      58,776
  Capital contributions                         -           -       3,580
                                         ________    ________    ________
        Net Cash Provided by Financing
        Activities                              -           -      62,356
                                         ________    ________    ________
Net Increase in Cash                            -           -           -

Cash at Beginning of the Year                   -           -           -
                                         ________    ________    ________
Cash at End of the Year                  $      -    $      -    $      -
                                         ________    ________    ________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                             $      -    $      -    $      -
    Income taxes                         $      -    $      -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended June 30, 2001:
     During August 2000, the Company issued 100,000 shares of common stock for relief of debt.

  For the year ended June 30, 2000:
     None

The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization   First Deltavision, Inc. (the Company) was organized
under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In
December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah.

       On December 23, 1988, the Company merged with Aquachlor, Inc., a Nevada Corporation, incorporated on December 20, 1988. The Nevada Corporation became the surviving corporation and changed its name to Deltavision, Inc.

       On March 25, 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

       The purpose of the Company as established by its Articles of Incorporation is to engage in any lawful activity. The Company has not engaged in any business activities that have produced significant revenues and therefore remains a development stage company as defined in SFAS No. 7.

       Development Stage   The Company is considered a development stage
company as defined in SFAS no. 7.

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

       Recently Enacted Accounting Standards   Statement of Financial
Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing
of Financial Assets and Extinguishments of Liabilities   a replacement of
FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No.
142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140,
141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Reclassification - The financial statements for years prior to June 30, 2001 have been reclassified to conform with the headings and a classifications used in the June 30, 2001 financial statements.

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

       During the year ended June 30, 1998, the Company issued 35,500 shares of common stock for services rendered. Total proceeds amounted to $1,255
(or $.04 per share). The Company previously reported the issuance as 35,000 shares of common stock. The financial statements have been restated for the years ended June 30, 1999 and 1998 to reflect the issuance of an additional 500 shares of common stock related to services previously rendered.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

       Management Compensation   During the years ended June 30, 2001and 2000,
the Company did not pay any cash compensation to its officers and directors.

       Stock Compensation   During the year ended June 30, 2000, the Company
approved the issuance of 100,000 shares of common stock for legal and professional services rendered pursuant to a compensation agreement [See
Note 2]. The services rendered were valued at $1,000 ( or $.01 per share). The shares were issued in August 2000.

       Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

       Expenses Paid   The Company's president has made advances to the
Company to pay current costs. These advances total $23,667 at June 30, 2001, bear no interest and are due to the President when funds become available.

       Accounts Payable   A shareholder of the Company has provided legal
services for the Company. At June 30, 2001, the account payable to the related party is $32,678. This amount bears no interest and is due to the shareholder when funds become available. Of this amount, $24,638 was reclassified from accounts payable when the Attorney became a related party during the year ended June 30, 2001.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS
NOTE 4 - INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

       The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $96,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward, which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $33,000) at June 30, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $6,000 for the year ended June 30, 2001.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

       The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 2001 and 2000 and for the period from inception on July 31, 1984 through June 30, 2001:



                                                             From Inception
                                         For the Years Ended   on July 31,
                                             June 30,          1984, Through
                                        _____________________    June 30,
                                         2001        2000          2001
                                        __________ __________  ____________
       Loss from continuing operations
       available to common stockholders
       (numerator)                      $ (17,244) $ (13,044)  $  (159,456)
                                        __________ __________  ____________

       Weighted average number of
         common shares outstanding
         used in earnings per share
         during the period (denominator)   322,623    235,500       102,997
                                        __________ __________  ____________

       Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     The Company changed independent auditors due to the death of its former principal accountant as detailed in an 8-K Current Report dated October 11, 2000. This 8-K Current Report is incorporated herein by reference. See Part III, Item 13.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 2001, and the period or periods during which each such director or executive officer served in his or her respective positions.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

David C.
Merrell,     6/30/01    0     0     0     0      0     0   0
President,   6/30/00    0     0     0     0      0     0   0
Director

Todd D.
Ross         6/30/01    0     0     0     0      0     0   0
Secretary/   6/30/00    0     0     0     0      0     0   0
Treasurer,
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending June 30, 2001, and 2000, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of June 30, 2001 and as of the date of this report:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                        6/30/01               Today

David C. Merrell                     186,648   55.63%     186,648    55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Leonard W. Burningham, Esq.           79,050   23.56%      79,050    23.56
455 East 500 South, Suite #205
Salt Lake City, Utah 84111

TOTALS                               265,698   79.19%     265,698    79.19%

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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of June 30, 2001 and as of the date of this Report:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                          6/30/01              Today

David C. Merrell                     186,648    55.63%   186,648     55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                           4,027     1.20%     4,027      1.20%
38 South 1650 West
Cedar City, Utah 84720

TOTALS                               190,675    56.83%   190,675     56.83%

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

          None

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

                                  FIRST DELTAVISION, INC.


Date: 9/28/01                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 9/28/01                     By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  FIRST DELTAVISION, INC.


Date: 9/28/01                     By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 9/28/01                     By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director