Form 10QSB
period 2001-09-30
FIRST DELTAVISION INC
filed 2001-11-08
CIK 1051488

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                            September 30, 2001

                                 335,500
                                 -------

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

                        SEPTEMBER 30, 2001

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, September 30,
             2001 and June 30, 2001                                   2

        Unaudited Condensed Statements of Operations,
             for the three months ended September 30, 2001
             and 2000 and from inception on July 31, 1984
             through September 30, 2001                               3

        Unaudited Condensed Statements of Cash Flows,
             for the three months ended September 30, 2001
             and 2000 and from inception on July 31, 1984,
             through September 30, 2001                               4

           Notes to Unaudited Condensed Financial Statements      5 - 7

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
                          (Unaudited)


                              ASSETS


                                            September 30,      June 30,
                                                  2001         2001
                                        ________________________________
CURRENT ASSETS                            $          -     $        -
                                        ________________________________
        Total Current Assets                         -              -
                                        ________________________________
                                          $          -     $        -
                                        ================================


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $                265   $   500
  Accounts payable   related party                      35,568    32,678
  Due to officer                                        24,548    23,667
                                        ________________________________
        Total Current Liabilities                       60,381    56,845
                                        ________________________________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   335,500 and 335,500 shares issued
   and outstanding, respectively                           335       335
  Capital in excess of par value                       102,276   102,276
  Deficit accumulated during the
    development stage                                 (162,992) (159,456)
                                        ________________________________
        Total Stockholders' Equity (Deficit)           (60,381)  (56,845)
                                        ________________________________
                                          $                  - $       -
                                        ================================


Note: The Balance Sheet as of June 30, 2001, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATION

                           (Unaudited)

                                        For the Three         From Inception
                                        Months Ended           on July 31,
                                        September 30,          1984 through
                                      ______________________  September 30,
                                      2001         2000           2001
                                      __________ ___________ _______________
REVENUE:                              $        - $         - $             -
                                      __________ ___________ _______________

COST OF SALE                                   -           -               -
                                      __________ ___________ _______________
EXPENSES:
  General and
  administrative                           3,536       1,855         162,992
                                      __________ ___________ _______________

LOSS FROM OPERATIONS                      (3,536)     (1,855)       (162,992)

CURRENT TAX EXPENSE                            -           -               -

DEFERRED TAX EXPENSE                           -           -               -
                                      __________ ___________ _______________
NET LOSS                              $   (3,536)$    (1,855)$      (162,992)
                                      ========== =========== ===============
LOSS PER SHARE:                       $     (.01)$      (.00)$         (1.53)
                                      ========== =========== ===============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
                CONDENSED STATEMENTS OF CASH FLOWS

                          (Unaudited)
                                                              From Inception
                                         For the Three months    on July 31,
                                         Ended September 31,    1984 through
                                        ______________________  September 31,
                                         2001        2000           2001
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $   (3,536)  $   (1,855) $  (162,992)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non-cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
     Changes in assets and liabilities:
     (Decrease) in accounts payable           (235)           -          265
     Increase in accounts payable-related
     party                                   2,890            -       35,568
     Increase in amount due to officer         881        1,855       24,548
     Increase (decrease) in accrued expenses     -            -            -
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase in Cash                             -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 2001:
     None
  For the period ended September 30, 2000:
     None


The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

       Condensed Financial Statements The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the three months then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

       Recently Enacted Accounting Standards   Statement of Financial
Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125", SFAS No. 141 "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

       Restatement   The financial statements have been restated for all
periods presented to reflect a 248.399 for 1 reverse stock split on April 23, 1997 and a 5 for 1 forward stock split on December 9, 1988.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Reclassification   The financial statements for periods prior to
September 30, 2001 have been reclassified to conform with the headings and a classifications used in the September 30, 2001 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

     Management Compensation   During the periods ended September 30, 2001 and
2000, the Company did not pay any cash compensation to its officers and directors.

     Stock Compensation   During the year ended June 30, 2000, the
Company approved the issuance of 100,000 shares of common stock for legal and professional services rendered pursuant to a compensation agreement [See Note 2]. The services rendered were valued at $1,000 (or $.01 per share).

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     Due to Officer   The Company's president has paid expenses in behalf of
the Company in the amount of $881 during the three months ended September 30, 2001. At September 30, 2001 the total amount owing the President was $24,548. This amount bears no interest and is due to the President when funds become available.

     Accounts Payable   A shareholder of the Company provided legal services
for the Company. At September 30, 2001, the value of the services rendered but unpaid is $35,568. This amount bears no interest and is due to the shareholder when funds become available.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

      The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $99,500, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.
Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $33,800) at September 30, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $800 for the period ended September 30, 2001.

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

NOTE 6   LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 2001 and 2000 and for the period from inception on July 31, 1984 through September 30, 2001:

                               For the Three    From Inception
                                Months Ended   on July 31, 1984,
                               September 30,       through
                              _______________    September 30,
                               2001     2000         2001
                              _______________   ______________
    Loss from continuing
      operations available to
      common stockholders
       (numerator)            $(3,536)$(1,855)  $    (162,992)
                              _______ _______   ______________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (denominator)           335,500 284,413     106,408
                              _______ _______   ______________

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

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or borrow from members of management, as it has done in the past.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(3,536). There were also no revenues during the same quarter of 2000.

Liquidity.
----------

          At September 30, 2001, the Company had no current assets, with total current liabilities of $60,381. Total stockholder's equity was $(60,381). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or borrow from members of management, as it has done in the past.

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

                                      FIRST DELTAVISION, INC.



Date: 11/8/01                         By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/8/01                         By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer