Form 10QSB
period 2001-12-31
FIRST DELTAVISION INC
filed 2002-02-14
CIK 1051488

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

                            December 31, 2001

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

                        DECEMBER 31, 2001

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, December 31,
             2001 and June 30, 2001                                   2

        Unaudited Condensed Statements of Operations,
             for the six months ended December 31, 2001
             and 2000 and from inception on July 31, 1984
             through December 31, 2001                                3

        Unaudited Condensed Statements of Cash Flows,
             for the six months ended December 31, 2001
             and 2000 and from inception on July 31, 1984,
             through December 31, 2001                                4

           Notes to Unaudited Condensed Financial Statements      5 - 8

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS



                              ASSETS


                                            December 31,      June 30,
                                                  2001         2001
                                        ________________________________
CURRENT ASSETS                            $          -     $        -
                                        ________________________________
        Total Current Assets                         -              -
                                        ________________________________
                                          $          -     $        -
                                        ================================


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $                500   $   500
  Accounts payable   related party                      35,568    32,678
  Due to officer                                        26,741    23,667
                                        ________________________________
        Total Current Liabilities                       62,809    56,845
                                        ________________________________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   335,500 and 335,500 shares issued
   and outstanding, respectively                           335       335
  Capital in excess of par value                       102,276   102,276
  Deficit accumulated during the
    development stage                                 (165,420) (159,456)
                                        ________________________________
        Total Stockholders' Equity (Deficit)           (62,809)  (56,845)
                                        ________________________________
                                          $                  - $       -
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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF OPERATION




                                                              From Inception
                     For the Three Months For the Six months    on July 31,
                      Ended December 31,  Ended December 31,   1984 through
                     ________________________________________   December 31,
                      2001         2000    2001       2000           2001
                     _________ __________ __________ ________ _______________
REVENUE:             $       -  $       - $        - $      - $             -
                     _________ __________ __________ ________ _______________

COST OF SALE                 -          -          -        -               -
                     _________ __________ __________ ________ _______________
EXPENSES:
  General and
  administrative         2,428      1,013      5,964    2,868         165,420
                     _________ __________ __________ ________ _______________

LOSS FROM OPERATIONS    (2,428)    (1,013)    (5,964)  (2,868)       (165,420)

CURRENT TAX EXPENSE          -          -          -        -               -

DEFERRED TAX EXPENSE         -          -          -        -               -
                     _________ __________ __________ ________ _______________
NET LOSS            $   (2,428)$   (1,013)$   (5,964)$ (2,868)$      (165,420)
                     _________ __________ __________ ________ _______________
LOSS PER SHARE:     $     (.01)$     (.00)$     (.02)$   (.00)$         (1.51)
                     _________ __________ __________ ________ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Six months    on July 31,
                                         Ended December 31,    1984 through
                                        ______________________  December 31,
                                         2001        2000           2001
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $   (5,964)  $   (2,868) $  (165,420)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non-cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
     Changes in assets and liabilities:
     Increase in accounts payable                -            -          500
     Increase in accounts payable-related
     party                                   2,890            -       35,568
     Increase in amount due to officer       3,074        2,868       26,741
     Increase (decrease) in accrued expenses     -            -            -
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase in Cash                             -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 2001:
     None
  For the period ended December 31, 2000:
     The Company issued 100,000 shares of common stock at $.01 per share as settlement for $1,000 in accrued expenses.


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

       Condensed Financial Statements The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and 2000 and for the six months then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

       Reclassification   The financial statements for periods prior to
December 31, 2001 have been reclassified to conform with the headings and a classifications used in the December 31, 2001 financial statements.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

      The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $101,900, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards
(approximately $34,700) at December 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $1,700 for the six months ended December 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

     Due to Officer   The Company's president has paid expenses in behalf of
the Company in the amount of $3,074 during the six months ended December 31, 2001. At December 31, 2001 the total amount owing the President was $26,741. This amount bears no interest and is due to the President when funds become available.

     Accounts Payable   A shareholder of the Company provided legal services
for the Company. At December 31, 2001, the value of the services rendered but unpaid is $35,568. This amount bears no interest and is due to the shareholder when funds become available.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended December 31, 2001 and 2000 and for the period from inception on July 31, 1984 through December 31, 2001:

                          For the Three    For the Six   From Inception
                           Months Ended    Months Ended    on July 31,
                           December 31,    December 31,   1984 through
                        ________________ _______________  December 31,
                         2001      2000   2001     2000       2001
                        ________________ _______________  _____________
  Loss from continuing
  operations available to
  common stockholders
  (numerator)           $(2,428)$(1,013) $(5,964)$(2,868) $    (165,420)
                        _______ _______  _______ _______  _____________
  Weighted average
  number of common
  shares outstanding
  used in earnings per
  share during the
  period (denominator) 335,500  335,500  335,500  335,500       109,721
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

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. The Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or to borrow from members of management, as it has done in the past, to pay these expenses.

Results of Operations.
----------------------

          During the quarterly period ended December 31, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of ($2,428). There were also no revenues during the same quarter of 2000, and the Company had a net loss of ($1,013).

          For the six months ended December 31, 2001, the Company had no revenues with expenses of $5,964 for a net loss of ($5,964). For the same period ended December 31, 2000, the Company also had no revenues with expenses of $2,868, for a net loss of ($2,868).

Liquidity.
----------

          At December 31, 2001, the Company had no current assets, with total current liabilities of $62,809. Total stockholder's equity was ($62,809). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or to borrow from members of management, as it has done in the past.

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

                                      FIRST DELTAVISION, INC.



Date: 2/14/02                         By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 2/14/02                         By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer