Form 10QSB
period 2002-03-31
FIRST DELTAVISION INC
filed 2002-04-05
CIK 1051488

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
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

                              March 31, 2002

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

                         MARCH 31, 2002

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, March 31,
             2002 and June 30, 2001                                   2

        Unaudited Condensed Statements of Operations,
             for the three and nine months ended March 31, 2002
             and 2001 and from inception on July 31, 1984
             through March 31, 2002                                   3

        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended March 31, 2002
             and 2001 and from inception on July 31, 1984,
             through March 31, 2001                                   4

           Notes to Unaudited Condensed Financial Statements      5 - 8

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS



                              ASSETS


                                               March 31,      June 30,
                                                  2002         2001
                                        ________________________________
CURRENT ASSETS                            $          -     $        -
                                        ________________________________
        Total Current Assets                         -              -
                                        ________________________________
                                          $          -     $        -
                                        ================================


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $       500      $      500
  Accounts payable - related party             39,078          32,678
  Due to officers                              27,969          23,667
                                        ________________________________
        Total Current Liabilities              67,997          56,845
                                        ________________________________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   335,500 and 335,500 shares issued
   and outstanding, respectively                  335             335
  Capital in excess of par value              102,276         102,276
  Deficit accumulated during the
    development stage                        (170,608)       (159,456)
                                        ________________________________
        Total Stockholders' Equity (Deficit)  (67,997)        (56,845)
                                        ________________________________
                                          $         -       $       -
                                        ================================


Note: The Balance Sheet as of June 30, 2001, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                                              From Inception
                     For the Three Months For the Nine months    on July 31,
                        Ended March 31,     Ended March 31,    1984 through
                     ________________________________________     March 31,
                      2002         2001    2002       2001           2002
                     _________ __________ __________ ________ _______________
REVENUE:             $       -  $       - $        - $      - $             -
                     _________ __________ __________ ________ _______________

COST OF SALE                 -          -          -        -               -
                     _________ __________ __________ ________ _______________
EXPENSES:
  General and
  administrative         5,188      4,803     11,152    7,671         170,608
                     _________ __________ __________ ________ _______________

LOSS FROM OPERATIONS    (5,188)    (4,803)   (11,152)  (7,671)       (170,608)

CURRENT TAX EXPENSE          -          -          -        -               -

DEFERRED TAX EXPENSE         -          -          -        -               -
                     _________ __________ __________ ________ _______________
NET LOSS            $   (5,188)$   (4,803)$  (11,152)$ (7,671)$      (170,608)
                     _________ __________ __________ ________ _______________
LOSS PER SHARE:     $     (.02)$     (.01)$     (.03)$   (.02)$         (1.51)
                     _________ __________ __________ ________ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Nine months    on July 31,
                                            Ended March 31,    1984 through
                                        ______________________    March 31,
                                         2002        2001           2002
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $  (11,152)  $   (7,671) $  (170,608)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non-cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
     Changes in assets and liabilities:
     Increase in accounts payable              450            -          950
     Increase in accounts payable-related
     party                                   6,400            -       39,078
     Increase in amount due to officer       4,302        7,671       27,969
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase in Cash                             -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended March 31, 2002:
     None
  For the nine months ended March 31, 2001:
     The Company issued 100,000 shares of common stock at $.01 per share as settlement for $1,000 in accrued expenses.


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

       Condensed Financial Statements   The accompanying financial statements
have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Recently Enacted Accounting Standards   Statement of Financial
Accounting Standards (SFAS) No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

       Restatement   The financial statements have been restated for all
periods presented to reflect a 248.399 for 1 reverse stock split on April 23, 1997 and a 5 for 1 forward stock split on December 9, 1988.

       Reclassification   The financial statements for periods prior to
March 31, 2002 have been reclassified to conform with the headings and a classifications used in the March 31, 2002 financial statements.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

      The Company has available at March 31, 2002, unused operating loss carryforwards of approximately $107,100, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards
(approximately $36,400) at March 31, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $3,400 for the nine months ended March 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation   During the periods ended March 31, 2002 and
2001, the Company did not pay any cash compensation to its officers and directors.

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

     Due to Officer   The Company's president has paid expenses in behalf of
the Company in the amount of $4,302 during the nine months ended March 31,
2002 the total amount owing the President was $27,969.   This amount bears no
interest and is due to the President when funds become available.

     Accounts Payable   A shareholder of the Company provided legal services
for the Company. At March 31, 2002, the value of the services rendered but unpaid is $39,078. This amount bears no interest and is due to the shareholder when funds become available.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended March 31, 2002 and 2001 and for the period from inception on July 31, 1984 through March 31, 2002:

                          For the Three    For the Nine   From Inception
                           Months Ended    Months Ended    on July 31,
                             March 31,      March 31,   1984 through
                        ________________ _______________    March 31,
                         2002      2001   2002     2001       2002
                        ________________ _______________  _____________
  Loss from continuing
  operations available to
  common stockholders
  (numerator)           $(5,188)$(4,803) $(11,152)$(7,671) $    (170,608)
                        _______ _______  ________ _______  _____________
  Weighted average
  number of common
  shares outstanding
  used in earnings per
  share during the
  period (denominator) 335,500  335,500  335,500  318,347       112,871
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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of ($5,188). There were also no revenues during the same quarter of 2001, and the Company had a net loss of ($4,803).

          For the nine months ended March 31, 2002, the Company had no revenues with expenses of $11,152 for a net loss of ($11,152). For the same period ended March 31, 2001, the Company also had no revenues with expenses of $7,671, for a net loss of ($7,671).

Liquidity.
----------

          At March 31, 2002, the Company had no current assets, with total current liabilities of $67,997. Total stockholder's equity was ($67,997). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors or to borrow from members of management, as it has done in the past.

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

                                      FIRST DELTAVISION, INC.



Date: 4/5/02                          By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 4/5/02                          By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer