Form 10KSB
period 2002-06-30
FIRST DELTAVISION INC
filed 2002-11-14
CIK 1051488

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 2002-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 15, 2002 - $279. There are approximately 279,208 shares of our common voting stock held by non-affiliates. Since 1988, there has been no "public market" for our shares of common stock so we have arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            October 31, 2002

                               1,342,000

               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13 of this Annual Report.


   Transitional Small Business Issuer Format   Yes  X   No
                                                   ---    ---
                              PART I

Item 1.  Description of Business.

Business Development.
---------------------

     On April 9, 2002, following a four for one forward split, effected by dividend, of our outstanding securities, we (First Deltavision, Inc., or the "Company," "we," "our" and "us" and words of similar import); KyoMedix Corporation, a Delaware corporation ("KyoMedix"), and Atlantic Capital Partners Inc. and Health Sciences International Inc., shareholders of KyoMedix (the "KyoMedix Stockholders"), executed a Share Exchange Agreement (the "Kyomedix Agreement") whereby 100% of the issued and outstanding shares of common stock of KyoMedix were converted into and exchanged for 15,166,550 of our post-dividend shares of common stock or approximately 96% of our post-Kyomedix Agreement outstanding securities, taking into account the cancellation pursuant to the Kyomedix Agreement of 186,648 pre-dividend shares of our common stock that were owned by David C. Merrell, our President and one of our directors. For additional information regarding the Kyomedix Agreement, see our 8-K Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on April 25, 2002. See the
Exhibit Index, Part III, Item 13.

     All computations herein take into account the four for one forward split that was effective on April 4, 2002.

     Effective November 11, 2002, following the filing of legal proceedings by Mr. Merrell and pursuant to a Compromise and Settlement Agreement, the Kyomedix Agreement was rescinded by the parties and declared null and void; all shares issued and exchanged by us thereunder were canceled; and the parties were placed in substantially the same positions that they were respectively in immediately prior to the closing, with the exception that we retained the four for one forward split of our outstanding securities. Following the cancellation of all shares issued under the Kyomedix Agreement and the re-issuance of the 186,648 pre-dividend shares canceled by Mr. Merrell (amounting to 746,592 shares with the dividend), our outstanding securities amounted to 1,342,000 shares. For additional information regarding this Compromise and Settlement Agreement, see our 8-K Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on November 13, 2002. See the Exhibit Index, Part III, Item 13. Also see Notes 2 and 8 of our Financial Statements that accompany this Annual Report, referenced in Item 7.

     Except as indicated above and in our Company's 10-SB Registration Statement, as amended, which was filed with the Securities and Exchange Commission on December 16, 1997, which became effective on or about February 14, 1998, and which is incorporated herein by reference, there have been no other material business developments regarding our Company. See the Exhibit Index, Part III, Item 13.

Business.
---------

     We have no material business operations for over five years. We may begin the search for the acquisition of assets, property or business that may benefit our Company and our stockholders, once our Board of Directors sets guidelines of industries in which we may have an interest.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determines the particular industries of interest to us.

Risk Factors.
-------------

     Information regarding potential risk factors that may presently affect our Company is contained under the heading "Risk Factors", Part I, Item 1, of our Company's 10-SB Registration Statement, as amended, and our 10-KSB Annual Report for the year ended June 30, 1999. See the Exhibit Index, Part III, Item 13.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     Small Business Issuer.
     ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for small business issuers to have access to the public capital markets.

     Sarbanes-Oxley Act.
     -------------------

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

          * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

          * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

          * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

          The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes- Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     Penny Stock.
     ------------

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor' financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Item 2.  Description of Property.
---------------------------------

     We have no assets, property or business. Our principal executive office address and telephone number are the home address and telephone number of our President, David C. Merrell, and are provided at no cost. Because we have no current business operations, our activities have been limited to keeping our Company in good standing in the State of Nevada, and with preparing reports required to be filed by us with the Securities and Exchange Commission and related financial statements. These activities have consumed an insignificant amount of our management's time; accordingly, the costs to Mr. Merrell of providing the use of his home and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

     In October, 2002, David C. Merrell, our current President and one of our directors, filed a legal proceeding to rescind the Kyomedix Agreement in the Third Judicial District Court in and for Salt Lake County, Utah, styled as Civil Action No. 020910071, that resulted in the signing of a Compromise and Settlement Agreement that rescinded and declared void the Kyomedix Agreement. For additional information regarding this Compromise and Settlement Agreement, see our 8-KA Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on November 13, 2002. See the Exhibit Index, Part III, Item 13.

     We are not the subject of any pending legal proceedings; and to the knowledge of our management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

     Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     There were no matters submitted to a vote of our security holders during the fiscal year ended June 30, 2002.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Market Information.
     -------------------

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "KMDX"(we will be seeking a new symbol with the rescission of the Kyomedix Agreement), with quotations that commenced in November, 1998; however, the market for shares of our Company's common stock is extremely limited. No assurance can be given that the present limited market for our Company's common stock will continue or will be maintained, and the sale of our Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by David C. Merrell, our Company's President, and other principal stockholders, may have a substantial adverse impact on any such public market. All of the "restricted securities" of our Company that are outstanding have satisfied the required holding period of Rule 144. See Part II, Item 11.

     The high and low closing bid prices for shares of our common stock for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
July 3, 2000
through
September 29, 2000           $1.50               $1.50

October 2, 2000
through
December 29, 2000            $1.50               $0.0625

January 2, 2001
through
March 30, 2001               $0.0625             $0.0625

April 2, 2001
through
June 29, 2001                $1.00               $0.0625

July 2, 2001
through
September 28, 2001           $1.00               $0.10

October 1, 2001
through
December 31, 2001            $0.10               $0.10

January 2, 2002
through
March 28, 2002               $1.01               $0.10

April 1, 2002
through
April 10, 2002               $0.26               $0.21

April 11, 2002
through
June 28, 2002                $2.70               $0.17
(after a 4 for 1 dividend)

          These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

          No assurance can be given that any "established trading market" will develop in the common stock of our Company, or if any such market does develop, that it will continue or be sustained for any period of time.

     Recent Sales of Unregistered Securities.
     ----------------------------------------

                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------
David C. Merrell       5/27/96             546,592            Services

Todd D. Ross           5/27/96              16,108            Services

Jerry Peterson         5/27/96              16,108            Services

Raymond Wilson         8/18/97               8,000            Release of any
                      10/15/97              20,000            and all
                       5/26/98               2,000            liabilities

Victor Ivashin        10/15/97               4,000            Services

Leonard W. Burningham  8/18/97              36,200            Services

Branden T. Burningham 12/22/97              14,000            Services

Sheryl Ross           12/22/97              14,000            Services

Leonard W. Burningham 12/22/97              80,000            Services

Brad Burningham       12/22/97              12,000            Services

David C. Merrell       8/16/00             200,000            Services

Leonard W. Burningham  8/16/00             200,000            Services

Atlantic Capital        4/9/02           9,550,000(1)         Kyomedix
Partners Inc.                                                 Agreement

Health Sciences         4/9/02           5,616,000(1)         Kyomedix
Internat'l Inc.                                               Agreement
(in Trust)

Peter Stevens           4/9/02             100,000(1)(2)      Kyomedix
                                                              Agreement

Dieter Doederlein       4/9/02              50,000(1)(2)      Kyomedix
                                                              Agreement

Gerry Hruby             4/9/02              50,000(1)(2)      Kyomedix
                                                              Agreement

(1) These shares were canceled pursuant to the Compromise and Settlement Agreement. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

(2) Messrs. Stevens', Doederlein' and Hruby' shares were represented by employee stock options granted for the first year under our Company's Employee Stock Option Plan that was rescinded with the Kyomedix Agreement. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

          All of the foregoing persons are believed to have been either "accredited investors," or "sophisticated investors," who by reason of business acumen, experience, employment, education or other factors, were fully capable of evaluating the risks and merits of an investment in our Company's securities. Messrs. Peterson, Ivashin and Wilson are all former directors of our Company; Messrs. Merrell and Ross are current directors and executive officers of our Company; and Leonard W. Burningham is counsel for our Company, and Branden T. Burningham, Brad Burningham and Ms. Ross are associates and/or employees of Leonard W. Burningham who provided legal services to our Company. Each had all information regarding our Company available to them. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

     Holders.
     --------

          The number of record holders of our Company's common stock as of June 30, 2002, was approximately 169; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of October 31, 2001, there were approximately 170 stockholders of record.

     Dividends.
     ----------

          There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to our common stock, and does not intend to pay dividends in the foreseeable future.

          We authorized a four for one stock dividend pursuant to the Kyomedix Agreement, that we retained, despite the rescission of the Kyomedix Agreement. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

     Plan of Operation.
     ------------------

          Our Company has not engaged in any material operations or had any revenues from operations during the past nine fiscal years. Our Company's plan of operation for the next 12 months has yet to be formulated, with our Company intending to determine the industries in which we would like to focus our business operations.

          During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing and filing our reports with the Securities and Exchange Commission, which may be advanced by management or principal stockholders as loans to our Company. Any such sums should be nominal.

     Results of Operations.
     ----------------------

          We have had no material operations since 1989. We had losses of $(14,828) and $(17,244), respectively, for the fiscal years ended June 30, 2002 and 2001. These losses are primarily related to maintaining our Company in good standing and "due diligence" activities with respect to our history and past operations. These activities have included, for example, confirming our good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of our financial statements.

     Liquidity.
     ----------

          We had no current assets for the year ended June 30, 2002, with $71,673 in current liabilities for the same period. Liquidity has been provided by our President, David C. Merrell, in the form of loans, totaling $7,459 and $8,704, respectively, in fiscal 2002 and 2001.

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2002 and 2001

     Independent Auditors' Report

     Balance Sheet for June 30, 2002

     Statements of Operations for the years ending
          June 30, 2002 and 2001, and accumulated
          for the period from inception July 31, 1984 to June 30, 2002

     Statements of Stockholders' Equity (Deficit)
          From July 31, 1984 through June 30, 2002

     Statements of Cash Flows for the years ended
          June 30, 2002 and 2001, and accumulated
          for the period from inception July 31, 1984 to June 30, 2002

     Notes to the Financial Statements

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                          JUNE 30, 2002

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Independent Auditors' Report                      1


          Balance Sheet, June 30, 2002                      2


          Statements of Operations, for the years ended
            June 30, 2002 and 2001 and from inception       3
            on July 31, 1984 through June 30, 2002


          Statement of Stockholders' (Deficit), from
            inception on July 31, 1984 through
            June 30, 2002                               4 - 5


          Statements of Cash Flows, for the years ended
            June 30, 2002 and 2001 and from inception on
            July 31, 1984 through June 30, 2002             6


          Notes to Financial Statements                7 - 10

INDEPENDENT AUDITORS' REPORT


Board of Directors
FIRST DELTAVISION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Deltavision, Inc. [a development stage company] at June 30, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and for the period from inception on July 31, 1984 through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Deltavision, Inc. for the period from inception on July 31, 1984 to June 30, 1999 were audited by other auditors whose report dated September 28, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception on July 31, 1984 to June 30, 1999 reflect a net loss of $129,168. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of First Deltavision, Inc. [a development stage company] as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period from inception on July 31, 1984 through June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.
August 29, 2002
(except for Notes 2 and 8, as to which the date is November 11, 2002) Salt Lake City, Utah



                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS



                                                        June 30,
                                                          2002
                                                      -----------
CURRENT ASSETS                                         $        -
                                                      -----------
        Total Current Assets                                    -
                                                      -----------
                                                       $        -
                                                      ===========


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,230
  Accounts payable-related party                           39,317
  Due to officers                                          31,126
                                                      -----------
        Total Current Liabilities                          71,673
                                                      -----------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 1,342,000 shares issued
   and outstanding                                          1,342
  Capital in excess of par                                101,269
  Deficit accumulated during the
   development stage                                     (174,284)
                                                      -----------
        Total Stockholders' (Deficit)                     (71,673)
                                                      -----------
                                                       $        -
                                                      ===========

The accompanying notes are an integral part of this financial statement.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS




                                                     From Inception
                               For the Years Ended    on July 31,
                                    June 30,          1984 Through
                              ---------------------    June 30,
                                  2002      2001          2002
                              ---------- ----------   -----------
REVENUE:
  Sales                       $        - $        -   $         -
                              ---------- ----------   -----------
        Total Revenue                  -          -             -
                              ---------- ----------   -----------

EXPENSES:
  General and administrative      14,828     17,244       174,284
                              ---------- ----------   -----------
        Total Expenses           (14,828)   (17,244)     (174,284)
                              ---------- ----------   -----------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES            (14,828)   (17,244)     (174,284)

CURRENT INCOME TAXES                   -          -             -

DEFERRED INCOME TAX                    -          -             -
                              ---------- ----------   -----------
NET LOSS                      $  (14,828)   (17,244)  $  (174,284)
                              ========== ==========   ===========
LOSS PER SHARE                $     (.01)$     (.01)  $      (.38)
                              ========== ==========   ===========

The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2002

                                                             Earnings
                                                            Accumulated
                            Common Stock       Capital in   During the
                      ----------------------   Excess of    Development
                          Shares   Amount         Par         Stage
                      ---------- -----------  -----------   -----------
BALANCE,  July 31,
 1984                          - $         -  $         -   $        -

Shares issued for
cash at $.629576
per share                 91,452          91       57,485            -

Net loss for the
period ended
June 30, 1985                  -           -            -      (39,661)
                      ---------- -----------  -----------   ----------
BALANCE, June 30, 1985    91,452          91       57,485      (39,661)

Capital contributed
 by shareholder                -           -        2,536            -

Net loss for the year
ended June 30, 1986            -           -            -      (20,451)
                      ---------- -----------  -----------   ----------
BALANCE, June 30,  1986   91,452          91       60,021      (60,112)

Net loss for the year
ended June 30, 1987            -           -            -            -
                      ---------- -----------  -----------   ----------
BALANCE, June 30, 1987    91,452          91       60,021      (60,112)

Net loss for the year
ended June 30, 1988            -           -            -            -
                      ---------- -----------  -----------   ----------
BALANCE, June 30, 1988    91,452          91       60,021      (60,112)

Capital contributed
 by shareholder                -           -        1,044            -

Shares issued for cash
at $.0124172 per share    96,640          91        1,103            -

Net loss for the year
ended June 30, 1989            -           -            -       (2,107)
                      ---------- -----------  -----------  -----------
BALANCE, June 30, 1989   188,092         188       62,168      (62,219)

Net loss for the year
ended June 30, 1990            -           -            -         (183)
                      ---------- -----------  -----------  -----------
BALANCE, June 30, 1990   188,092         188       62,168      (62,402)

Net loss for year
ended June 30, 1991            -           -            -         (183)
                      ---------- -----------  -----------  -----------
BALANCE, June 30, 1991   188,092         188       62,168      (62,585)

Net loss for year
ended June 30, 1992            -           -            -         (183)
                      ---------- -----------  -----------  -----------
BALANCE, June 30, 1992   188,092         188       62,168      (62,768)

Net loss for year
ended June 30, 1993            -           -            -         (183)
                      ---------- -----------  -----------  -----------
BALANCE, June 30, 1993   188,092         188       62,168      (62,951)

Net loss for year
ended June 30, 1994            -           -            -         (119)
                      ---------- -----------  -----------  -----------
BALANCE, June 30, 1994   188,092         188       62,168      (63,070)

Net loss for year
ended June 30, 1995            -           -            -         (118)

                                   [Continued]

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2002

                           [Continued]
                                                             Earnings
                                                            Accumulated
                            Common Stock       Capital in   During the
                      ----------------------   Excess of    Development
                          Shares   Amount         Par         Stage
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1995   188,092         188       62,168       (63,188)

Shares issued for
services rendered
valued at $.25 per
share                    611,908         612       37,388             -

Net loss for the year
ended June 30, 1995            -           -            -       (38,118)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1996   800,000         800       99,556      (101,306)

Net loss for the year
ended June 30, 1997            -           -            -        (7,940)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1997   800,000         800       99,556      (109,246)

Shares issued for
services valued at
$.04 per share           142,000         142        1,113             -

Net loss for the year
ended June 30, 1998            -           -            -       (12,857)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1998   942,000         942      100,669      (122,103)

Net loss for the year
ended June 30, 1999            -           -            -        (7,065)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1999   942,000         942      100,669      (129,168)

Net income for the year
ended June 30, 2000            -           -            -       (13,044)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 2000   942,000         942      100,669      (142,212)

Shares issued for debt
relief at $.0025 per
share                    400,000         400          600             -

Net loss for the year
ended June 30, 2001            -           -            -       (17,244)
                      ---------- -----------  -----------   -----------
BALANCE, June 20, 2001 1,342,000       1,342      101,269      (159,456)

Shares repurchased and
cancelled at $.334855
per share               (746,592)       (747)    (249,253)            -

Shares issued to
acquire KyoMedix      15,166,000      15,166      (15,166)            -

Shares cancelled in
rescission of
KyoMedix acquisition (15,166,000)    (15,166)      15,166             -

Shares reissued in
rescission of
KyoMedix acquisition     746,592         747      249,253             -

Net loss for the year
ended June 30, 2002            -           -            -       (14,828)
                    ------------ -----------  -----------   -----------
BALANCE, June 30, 2002 1,342,000 $     1,342  $   101,269   $  (174,284)
                    ============ ===========  ===========   ===========

The accompanying notes are an integral part of this financial statement.
                                5

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                      From Inception
                                  For the Years Ended   on July 31,
                                       June 30,       1984, Through
                                ----------------------  June 30,
                                    2002       2001         2002
                                ----------  ----------  ------------
Cash Flows From Operating
 Activities:
  Net loss                      $  (14,828) $  (17,244) $   (174,284)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
    Non cash expense                     -           -        39,255
    Stock issued for relief of
     debt                                -       1,000         1,000
    Changes in assets
     and liabilities:
      Increase (decrease) in
       accounts payable                730     (24,138)        1,230
      Increase is accounts
       payable-related party         6,639      32,678        39,317
      Increase in due to
       officers                      7,459       8,704        31,126
      Increase (decrease) in
       accrued expenses                  -      (1,000)            -
                                ----------  ----------   -----------
        Net Cash (Used) by
         Operating Activities            -           -       (62,356)
                                ----------  ----------   -----------
Cash Flows From Investing
  Activities:
                                         -           -             -
                                ----------  ----------   -----------
        Net Cash (Used) by
         Investing Activities            -           -             -
                                ----------  ----------   -----------
Cash Flows From Financing
 Activities:
  Proceeds from issuance of
   common stock                          -           -        58,776
  Capital contributions                  -           -         3,580
                                ----------  ----------   -----------
        Net Cash Provided by
          Financing Activities           -           -        62,356
                                ----------  ----------   -----------
Net Increase in Cash                     -           -             -

Cash at Beginning of the Year            -           -             -
                                ----------  ----------   -----------
Cash at End of the Year         $        -  $        -   $         -
                                ----------  ----------   -----------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                    $        -  $        -  $          -
    Income taxes                $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended June 30, 2002:
     None.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization - First Deltavision, Inc. ("the Company") was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah.

On December 23, 1988, the Company merged with Aquachlor, Inc., a Nevada Corporation, incorporated on December 20, 1988. The Nevada Corporation became the surviving corporation and changed its name to Deltavision, Inc.

On March 25, 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

The Company has not engaged in any business activities that have produced significant revenues and therefore remains a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 4 for 1 forward stock split on April 4, 2002, a
248.399 for 1 reverse stock split on April 23, 1997 and a 5 for 1 forward stock split on December 9, 1988.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Reclassification - The financial statements for years prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

NOTE 2 - ACQUISITION/RESCISSION OF ACQUISITION

On April 9, 2002, the Company entered into a share exchange agreement with KyoMedix Corporation ("KyoMedix"). The agreement called for the Company to issue 15,166,550 shares of common stock to the shareholders of KyoMedix for all of the issued and outstanding shares of common stock of KyoMedix. The agreement also called for the repurchase and cancellation of 746,592 shares of common stock for a $250,000 note payable and effecting a 4-for-1 forward stock split. The $250,000 note payable was due 90 days from signing and was secured by 13,916,000 shares of common stock of the Company. Any unpaid portion of the note was to accrue interest at 10% per annum after the 90-day term. The agreement also called for the resignation of the Company's officers and directors, the adoption of the 2002 Stock Plan of KyoMedix, changing the name of the Company to KyoMedix, Inc. and the grant of similar options to replace the options previously granted by KyoMedix. The acquisition closed April 9, 2002; however, subsequently, former and current shareholders of the Company sued to rescind the merger claiming that certain conditions of the agreement were not satisfied. On November 11, 2002, the Company signed a Compromise and Settlement Agreement and the Company cancelled the 15,166,550 shares of common stock that had been issued to the shareholders of KyoMedix. As part of the rescission agreement, the Company reissued 746,592 shares of common stock to the previous shareholder and the $250,000 note payable was voided. As part of the rescission agreement, the Company's former officers and directors were re-appointed, the adoption of the 2002 Stock Plan of KyoMedix was voided and options granted to KyoMedix option holders were cancelled. The financial statements have been restated to reflect the acquisition as having been rescinded.

NOTE 3 - COMMON STOCK

The Company issued 91,452 shares of stock upon incorporation for $57,576.

During the year ended June 30, 1989 the Company issued 96,640 shares of common stock for $1,200.

During 1996, the Company issued 611,908 shares of common stock for consulting fees valued at $38,000 (or $.25 per share) resulting in a change in control of the Company.

During the year ended June 30, 1998, the Company issued 142,000 shares of common stock for services rendered. Total proceeds amounted to $1,255 (or $.04 per share). The Company previously reported the issuance as 140,000 shares of common stock. The financial statements have been restated for the years ended June 30, 1999 and 1998 to reflect the issuance of an additional 2,000 shares of common stock related to services previously rendered.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK [Continued]

In January 2000, the board of directors approved a compensation agreement that included the issuance of a total of 400,000 shares of common stock to two shareholders, 200,000 to each, for services rendered which were valued at $1,000. The shares were issued in August 2000 for $.0025 per share.

Stock Splits - On December 9, 1988, the Company effected a 5 for 1 forward stock split. On April 23, 1997, the Company effected a 248.399 for 1 reverse stock split. On April 4, 2002, the Company effected a 4 for 1 forward stock split. The financial statements for all periods presented have been restated to reflect these stock splits.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $73,000, which may be applied against future taxable income and which expire in various years through 2022. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward, which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $24,800 and $19,800 at June 30, 2002 and 2001, respectively, resulting in a change in the valuation allowance of approximately $5,000 during the year ended June 30, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended June 30, 2002 and 2001, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Due to Officers - The Company's president has paid expenses on behalf of the Company in the amount of $7,459 during the year ended June 30, 2002. At June 30, 2002, the total amount owed to the Company's president was $31,126. This amount bears no interest and is due when the funds are available.

Accounts Payable - A shareholder of the Company provides legal services to the Company. At June 30, 2002, the value of the services rendered but unpaid is $39,317. This amount bears no interest and is due when the funds are available.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                            From Inception
                                      For the Years Ended   on July 31,
                                          June 30,          1984 Through
                                      -------------------     June 30,
                                       2002       2001         2002
                                      --------- ---------   --------------
       Loss from continuing operations
         available to common
         shareholders (numerator)     $ (14,828)$ (17,244)  $     (174,284)
                                      --------- ---------   --------------
       Weighted average number of
         common shares outstanding
         used in loss per share during
         the period (denominator)     1,342,000 1,290,492          463,868
                                      --------- ---------   --------------

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 - SUBSEQUENT EVENT

On November 11, 2002, the Company signed a Compromise and Settlement Agreement and the Company cancelled the 15,166,550 shares of common stock that had been issued to the shareholders of KyoMedix [See Note 2]. As part of the rescission agreement, the Company reissued 746,592 shares of common stock to the previous shareholder and the $250,000 note payable was voided. As part of the rescission agreement, the Company's former officers and directors were re-appointed, the adoption of the 2002 Stock Plan of KyoMedix was voided and options granted to KyoMedix option holders were cancelled. The financial statements have been restated to reflect the acquisition as having been rescinded.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     We changed our independent auditors due to the death of our former principal accountant as detailed in an 8-K Current Report dated October 10, 2000, which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Identification of Directors and Executive Officers.
     ---------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company during fiscal 2002, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

David C. Merrell    Director              5/21/96                *
                    President             5/21/96                *

Todd D. Ross        Director and          5/21/96                *
                    Secy./Treasurer       5/21/96                *

Peter Stevens       President and CEO      4/9/02            4/9/02*

Dieter Doederlein   Vice President,        4/9/02            4/9/02*
                    Business Development

Gerry Hruby         Vice President,        4/9/02            4/9/02*
                    Marketing

          * These officers and directors were designated pursuant to the Kyomedix Agreement which has subsequently been rescinded pursuant to the Compromise and Settlement Agreement executed by the parties on November 11, 2002, that declared the Kyomedix Agreement null and void. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

     Term of Office.
     ---------------

          The term of office of the current directors shall continue until the annual meeting of our stockholders. The annual meeting of the Board of Directors immediately follows our annual meeting of stockholders, at which officers for the coming year are elected.

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

     Family Relationships.
     ---------------------

          There are no family relationships between any directors or executive officers of our Company, either by blood or by marriage.

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our
Company:

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

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

          On or about May 13, 1998, each of our Company's current directors and executive officers filed with the Securities and Exchange Commission an Initial Statement of Beneficial Ownership of Securities on Form 3.

          On August 18, 2000, David C. Merrell filed with the Securities and Exchange Commission a Statement of Changes in Beneficial Ownership on Form 4.

          No Changes in Beneficial Ownership on Form 4 was filed for the cancellation of David C. Merrell's shares pursuant to the Kyomedix Agreement that has subsequently been rescinded pursuant to the Compromise and Settlement Agreement executed by the parties and effective at November 11, 2002. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

     Cash Compensation.
     ------------------

          The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
David C.     6/30/02    0     0     0     0      0     0   0
Merrell,     6/30/01    0     0     0     0      0     0  (1)
President,
Director

Todd D.      6/30/02    0     0     0     0      0     0   0
Ross         6/30/01    0     0     0     0      0     0   0
Secretary/
Treasurer,
Director

Peter Stevens(2)
President, CEO
director     6/30/02    0     0     0     0      0     0   0

Dieter
Doederlein(2)
Vice
President,
director     6/30/02    0     0     0     0      0     0   0

Gerry Hruby(2)
Vice
President,
Marketing    6/30/02    0     0     0     0      0     0   0

          (1) David C. Merrell was granted 200,000 shares of "restricted securities" during fiscal 2001 for services rendered. See the heading "Recent Sales of Unregistered Securities," Part II, Item 5.

          (2) These officers and directors were designated pursuant to the Kyomedix Agreement which has subsequently been rescinded pursuant to the Compromise and Settlement Agreement between the parties that was effective on November 11, 2002. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2002, and 2001, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

     Compensation of Directors.
     --------------------------

          There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

           There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

          There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of June 30, 2002 and as of the date of this Annual Report:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                      6/30/02               Today
----------------                      -------               -----
David C. Merrell                        -0-             746,592-55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Leonard W. Burningham, Esq.        316,200-2.01%        316,200-23.56%
455 East 500 South, Suite #205
Salt Lake City, Utah 84111

Atlantic Capital Partners        9,550,000-60.58%             -0-
Inc.
22 Moor Lane
East Ayton
Scarborough
United Kingdom

Health Sciences Internat'l       5,616,000-35.63%             -0-
Inc. (in Trust)
Suite 4900 Commerce Court West
Toronto, Ontario Canada

TOTALS                          15,482,200-98.23%(1)   1,062,792-79.19%(2)

          (1) The percent calculations are based on 15,761,408 shares outstanding as of June 30, 2002, representing shares issued and canceled pursuant to the Kyomedix Agreement that has subsequently been rescinded pursuant to the Compromise and Settlement Agreement effective November 11, 2002. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

          (2) The percent calculations are based on 1,324,000 shares outstanding as of today, after the issuance and cancellation of shares pursuant to the Compromise and Settlement Agreement. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of June 30, 2002 and as of the date of this Annual Report:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                          6/30/02              Today
----------------                          -------              -----
David C. Merrell                            -0-            746,592-55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                          16,108-.102%         16,108-1.20%
38 South 1650 West
Cedar City, Utah 84720

Peter Stevens                        100,000-.006%(1)          -0-
Dieter Doederlein                     50,000-.003%(1)          -0-

Gerry Hruby                           50,000-.003%(1)          -0-

TOTALS                               216,108-1.371%(2)    762,700-56.83%(3)

          (1) Messrs. Stevens', Doederlein' and Hruby' shares were represented by employee stock options granted for the first year under our Company's Employee Stock Option Plan that was rescinded under the Compromise and Settlement Agreement effective November 11, 2002. See Part I, Item 1, and the
Exhibit Index, Part III, Item 13.

          (2) The percent calculations are based on 15,761,408 shares outstanding as of June 30, 2002, representing shares issued and canceled pursuant to the Kyomedix Agreement that has subsequently been rescinded pursuant to the Compromise and Settlement Agreement effective November 11, 2002. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

          (3) The percent calculations are based on 1,324,000 shares outstanding as of today, after the issuance and cancellation of shares pursuant to the Compromise and Settlement Agreement effective November 11, 2002. See Part I, Item 1, and the Exhibit Index, Part III, Item 13.

     Changes in Control.
     -------------------

         See the heading "Business Development," Part I, Item 1, and the
Exhibit Index, Part III, Item 1.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The following transactions occurred between our Company and members of our management, five percent stockholders and promoters or founders of our Company during the past three fiscal years:

          * Issuance of 200,000 post-dividend shares of "restricted securities" of our Company to David C. Merrell in August, 2000.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-KA Current Report dated April 9, 2002, filed with the Securities and Exchange Commission on November 13, 2002.

     8-K Current Report dated April 9, 2002, filed with the Securities and Exchange Commission on April 25, 2002.

     8-K Current Report dated October 10, 2000, filed with the Securities and Exchange Commission on October 11, 2000.


                                             Exhibit
Exhibits*                                    Number

          (i)

          None.

          (ii)                               Where Incorporated
                                                In This Report
                                                --------------

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

Item 14.  Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 12, 2002, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 12, 2002.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST DELTAVISION, INC.


Date: 11/14/02                    By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: 11/14/02                    By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  FIRST DELTAVISION, INC.


Date:                             By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date:                             By/s/Todd D. Ross
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of First Deltavision, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Todd D. Ross, Secretary/Treasurer of First Deltavision, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of First Deltavision, Inc. (the "Registrant") on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, David C. Merrell, President and Chief Executive Officer, and Todd D. Ross, Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  November 14, 2002            Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

Dated:  November 14, 2002            Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer