Form 10QSB
period 2002-09-30
FIRST DELTAVISION INC
filed 2002-11-15
CIK 1051488

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                            October 31, 2002

                                 1,342,000*
                                 ----------

          * See Item 5; all computations herein take into account a four for one forward split effected by dividend on April 4, 2002.

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

                        SEPTEMBER 30, 2002

                      FIRST DELTAVISION, INC.
                   [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, September 30,
             2002 and June 30, 2002                                   2

        Unaudited Condensed Statements of Operations,
             for the three months ended September 30, 2002
             and 2001 and from inception on July 31, 1984
             through September 30, 2002                               3

        Unaudited Condensed Statements of Cash Flows,
             for the three months ended September 30, 2002
             and 2001 and from inception on July 31, 1984,
             through September 30, 2002                               4

           Notes to Unaudited Condensed Financial Statements      5 - 9

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS




                              ASSETS


                                            September 30,      June 30,
                                                  2002         2002
                                        ________________________________
CURRENT ASSETS                            $          -     $        -
                                        ________________________________
        Total Current Assets                         -              -
                                        ________________________________
                                          $          -     $        -
                                        ================================


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $                  -   $ 1,230
  Accounts payable - related party                      39,317    39,317
  Due to officers                                       32,721    31,126
                                        ________________________________
        Total Current Liabilities                       72,038    71,673
                                        ________________________________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,342,000 shares issued
   and outstanding                                       1,342     1,342
  Capital in excess of par value                       101,269   101,269
  Deficit accumulated during the
    development stage                                 (174,649) (174,284)
                                        ________________________________
        Total Stockholders' Equity (Deficit)           (72,038)  (71,673)
                                        ________________________________
                                          $                  - $       -
                                        ================================


Note: The Balance Sheet as of June 30, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three         From Inception
                                        Months Ended           on July 31,
                                        September 30,          1984 through
                                      ______________________  September 30,
                                      2002         2001           2002
                                      __________ ___________ _______________
REVENUE:
  Sales                               $        - $         - $             -
                                      __________ ___________ _______________

                 Total Revenue                 -           -               -
                                      __________ ___________ _______________
EXPENSES:
  General and
  administrative                             365       3,536         174,649
                                      __________ ___________ _______________

                 Total Expenses             (365)     (3,536)       (174,649)
                                      ---------- ----------- ---------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES                         (365)     (3,536)       (174,649)

CURRENT INCOME TAXES                           -           -               -

DEFERRED INCOME TAX                            -           -               -
                                      __________ ___________ _______________
NET LOSS                              $     (365)$    (3,536)$      (174,649)
                                      ---------- ----------- ---------------
LOSS PER SHARE:                       $     (.00)$      (.00)$          (.37)
                                      ========== =========== ===============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Three months    on July 31,
                                         Ended September 31,    1984 through
                                        ______________________  September 31,
                                         2002        2001           2002
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $     (365)  $   (3,536) $  (174,649)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
 Changes in assets and liabilities:
  (Decrease) in accounts payable            (1,230)        (235)           -
  Increase in accounts payable-related
   party                                         -        2,890       39,317
  Increase in due to officers                1,595          881       32,721
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase in Cash                             -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 2002:
     None
  For the period ended September 30, 2001:
     None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2002 have been reclassified to conform to the headings and classifications used in the September 30, 2002 financial statements.

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

The Company has available at September 30, 2002, unused operating loss carryforwards of approximately $73,300, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward, which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $24,900 and $24,800 at September 30, 2002 and June 30, 2002, respectively, resulting in a change in the valuation allowance of approximately $100 during the three months ended September 30, 2002.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended September 30, 2002 and 2001, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Due to Officers - The Company's president has paid expenses on behalf of the Company in the amount of $1,595 during the three months ended September 30, 2002. At September 30, 2002, the total amount owed to the Company's president was $32,721. This amount bears no interest and is due when the funds are available.

Accounts Payable - A shareholder of the Company provides legal services to the Company. At September 30, 2002, the value of the services rendered but unpaid is $39,317. This amount bears no interest and is due when the funds are available.

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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                               For the Three    From Inception
                                Months Ended   on July 31, 1984,
                               September 30,       through
                              _______________    September 30,
                               2002     2001         2002
                              _______________   ______________
    Loss from continuing
      operations available to
      common stockholders
       (numerator)            $  (365)$(3,536)  $    (174,649)
                              _______ _______   ______________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (denominator)        1,342,000 1,342,000        476,044
                           _________ _________   ______________


Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 - SUBSEQUENT EVENT

On November 11, 2002, the Company signed a Compromise and Settlement Agreement and the Company cancelled the 15,166,550 shares of common stock that had been issued to the shareholders of KyoMedix [See Note 2]. As part of the rescission agreement, the Company reissued 746,592 shares of common stock to the previous shareholder and the $250,000 note payable was voided. As part of the rescission agreement, the Company's former officers and directors were re-appointed, the adoption of the 2002 Stock Plan of KyoMedix was voided and options granted to KyoMedix option holders were cancelled. The financial statements have been restated to reflect the acquisition as having been rescinded.
                                9

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         We are presently attempting to determine which industries or areas where we should concentrate our business efforts, and at that determination, will formulate our business plan and commence operations.

         During the next 12 months, our only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Our Company may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of management, as we have done in the past for the payment of expenses related to these matters.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2002, we had no business operations. During this period, we received total revenues of $0 and had a net loss of $(365). There were also no revenues during the same quarter of 2001.

Liquidity.
----------

          At September 30, 2002, we had no current assets, with total current liabilities of $72,038. Total stockholder's equity was $(72,038). In order to meet its expenses during the next 12 months, management expects that we may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of our management, as we have done in the past, to pay required expenses.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 14, 2002, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          See Item 5.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          On April 9, 2002, following a four for one forward split, effected by dividend, of our outstanding securities, we; KyoMedix Corporation, a Delaware corporation ("KyoMedix"), and Atlantic Capital Partners Inc. and Health Sciences International Inc., shareholders of KyoMedix (the "KyoMedix Stockholders"), executed a Share Exchange Agreement (the "Kyomedix Agreement") whereby 100% of the issued and outstanding shares of common stock of KyoMedix were converted into and exchanged for 15,166,550 of our post-dividend shares of common stock or approximately 96% of our post-Kyomedix Agreement outstanding securities, taking into account the cancellation pursuant to the Kyomedix Agreement of 186,648 pre-dividend shares of our common stock that were owned by David C. Merrell, our President and one of our directors. For additional information regarding the Kyomedix Agreement, see our 8-K Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on April 25, 2002, and which is incorporated herein by reference. See Item 6.

          Effective November 11, 2002, following the filing of legal proceedings by Mr. Merrell and pursuant to a Compromise and Settlement Agreement, the Kyomedix Agreement was rescinded by the parties and declared null and void; all shares issued and exchanged by us thereunder were canceled; and the parties were placed in substantially the same positions that they were respectively in immediately prior to the closing, with the exception that we retained the four for one forward split of our outstanding securities. Following the cancellation of all shares issued under the Kyomedix Agreement and the re-issuance of the 186,648 pre-dividend shares canceled by Mr. Merrell (amounting to 746,592 shares with the dividend), our outstanding securities amounted to 1,342,000 shares. For additional information regarding this Compromise and Settlement Agreement, see our 8-K Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on November 13, 2002, and which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               Form 8-K Current Report dated April 9, 2002*

               Form 8-KA Current Report dated April 9, 2002*

             *Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST DELTAVISION, INC.



Date: 11/14/02                        By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/14/02                        By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of First Deltavision, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Todd D. Ross, Secretary/Treasurer of First Deltavision, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of First Deltavision, Inc. (the "Registrant") on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, David C. Merrell, President and Chief Executive Officer, and Todd D. Ross, Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  November 14, 2002            Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

Dated:  November 14, 2002            Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer