Form 10QSB
period 2002-12-31
FIRST DELTAVISION INC
filed 2003-02-11
CIK 1051488

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23511


                           FIRST DELTAVISION, INC.
                           -----------------------
      (Exact Name of Small Business Issuer as specified in its Charter)


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

                              Not applicable.

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
         ---     ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            December 31, 2002

                               1,342,000*
                               ----------

          * See Item 5; all computations herein take into account a four for one forward split effected by dividend on April 4, 2002.

Transitional Small Business Disclosure Format:  Yes    No

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

                        DECEMBER 31, 2002

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, December 31,
             2002 and June 30, 2001                                   2

        Unaudited Condensed Statements of Operations,
             for the six months ended December 31, 2002
             and 2001 and from inception on July 31, 1984
             through December 31, 2002                                3

        Unaudited Condensed Statements of Cash Flows,
             for the six months ended December 31, 2002
             and 2001 and from inception on July 31, 1984,
             through December 31, 2002                                4

           Notes to Unaudited Condensed Financial Statements      5 - 9

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS



                              ASSETS


                                            December 31,      June 30,
                                                  2002         2002
                                          ____________     _____________
CURRENT ASSETS                            $          -     $           -
                                          ____________     _____________
        Total Current Assets                         -                 -
                                          ____________     _____________
                                          $          -     $           -
                                          ============     =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $           0     $        500
  Accounts payable   related party               49,007           39,317
  Due to officer                                 38,031           31,126
                                          _____________     ____________
        Total Current Liabilities                87,038           71,673
                                          _____________     ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,342,000 shares issued
   and outstanding                                1,342            1,342
  Capital in excess of par value                101,269          101,269
  Deficit accumulated during the
    development stage                          (189,649)        (174,284)
                                          _____________     ____________
        Total Stockholders' Equity
        (Deficit)                               (87,038)         (71,673)
                                          _____________     ____________
                                          $           -     $          -
                                          =============     ============


Note: The Balance Sheet as of June 30, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF OPERATION

                                                              From Inception
                     For the Three Months For the Six months    on July 31,
                      Ended December 31,  Ended December 31,   1984 through
                     ________________________________________   December 31,
                      2002         2001    2002       2001           2002
                     _________ __________ __________ ________ _______________
REVENUE:
  Sales              $       -  $       - $        - $      - $             -
                     _________ __________ __________ ________ _______________

Total Revenue                -          -          -        -               -
                     _________ __________ __________ ________ _______________
EXPENSES:
  General and
  administrative        15,000      2,428     15,365    5,964         189,649
                     _________ __________ __________ ________ _______________

Total Expenses         (15,000)    (2,428)   (15,365)  (5,964)       (189,649)
                     --------- ---------- ---------- -------- ---------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES    (15,000)    (2,428)   (15,365)  (5,964)       (189,649)

CURRENT INCOME TAXES         -          -          -        -               -

DEFERRED INCOME TAX          -          -          -        -               -
                     _________ __________ __________ ________ _______________
NET LOSS            $  (15,000)$   (2,428)$  (15,365)$ (5,964)$      (189,649)
                     _________ __________ __________ ________ _______________
LOSS PER SHARE:     $     (.01)$     (.01)$     (.01)$   (.02)$          (.39)
                     _________ __________ __________ ________ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Six months    on July 31,
                                         Ended December 31,    1984 through
                                        ______________________  December 31,
                                         2002        2001           2002
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $  (15,365)  $   (5,964) $  (189,649)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non-cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
     Changes in assets and liabilities:
     (Decrease) in accounts payable         (1,230)           -            -
     Increase in accounts payable-related
     party                                   9,690        2,890       49,007
     Increase in due to officers             6,905        3,074       38,031
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase (Decrease) in Cash                  -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 2002:
     None
  For the period ended December 31, 2001:
     None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to December 31, 2002 have been reclassified to conform to the headings and classifications used in the December 31, 2002 financial statements.

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

In January 2000, the board of directors approved a compensation agreement that included the issuance of a total of 400,000 shares of common stock so two shareholders, 200,000 to each, for services rendered which were valued at $1,000. The shares were issued in August 2000 for $.0025 per share.

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

The Company has available at December 31, 2002, unused operating loss carryforwards of approximately $88,300, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward, which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $27,100 and $24,800 at December 31, 2002 and June 30, 2002, respectively, resulting in a change in the valuation allowance of approximately $2,300 during the six months ended December 31, 2002.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended December 31, 2002 and 2001, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Due to Officers - The Company's president has paid expenses on behalf of the Company in the amount of $6,905 during the six months ended December 31, 2002. At December 31, 2002, the total amount owed to the Company's president was $38,031. This amount bears no interest and is due when the funds are available.

Accounts Payable - A shareholder of the Company provides legal services to the Company. At December 31, 2002, the value of the services rendered but unpaid is $49,007. This amount bears no interest and is due when the funds are available.

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

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                          For the Three       For the Six      From Inception
                           Months Ended       Months Ended       on July 31,
                           December 31,       December 31,      1984 through
                        ________________    _______________     December 31,
                         2002      2001      2002     2001          2002
                        ________________    _______________     _____________
  Loss from continuing
  operations available to
  common stockholders
  (numerator)          $(15,000)$(2,428)   $(15,365)$(5,964)    $    (189,649)
                        _______ _______     _______ _______     _____________
  Weighted average
  number of common
  shares outstanding
  used in earnings per
  share during the
  period (denominator)1,342,000 1,342,000 1,342,000 1,342,000         487,887
                      _________ _________ _________ _________   _____________


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

Results of Operations.
----------------------

          During the quarterly period ended December 31, 2002, we had no business operations. During this period, we received total revenues of $0 and had a net loss of $(15,000). There were also no revenues during the same quarter of 2001 and we had a net loss of $(2,428) during that comparable quarter.

Liquidity.
----------

          At December 31, 2002, we had no current assets, with total current liabilities of $87,038. Total stockholder's equity was $(87,038). In order to meet our expenses during the next 12 months, management expects that we may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of our management, as we have done in the past, to pay required expenses.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of February 7, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 7, 2003.

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

Item 5.   Other Information.
----------------------------

          On April 9, 2002, following a four for one forward split, effected by dividend, of our outstanding securities; our Company, KyoMedix Corporation, a Delaware corporation ("KyoMedix"), Atlantic Capital Partners Inc. and
Health Sciences International Inc., shareholders of KyoMedix (the "KyoMedix Stockholders"), executed a Share Exchange Agreement (the "Kyomedix Agreement") whereby 100% of the issued and outstanding shares of common stock of KyoMedix were converted into and exchanged for 15,166,550 of our post-dividend shares of common stock or approximately 96% of our post-Kyomedix Agreement outstanding securities, after taking into account the cancellation pursuant to the Kyomedix Agreement of 186,648 pre-dividend shares of our common stock that were owned by David C. Merrell, our President and one of our directors. The Kyomedix Agreement was rescinded, except for the four for one forward split, on November 11, 2002. For additional information regarding the Kyomedix Agreement, see our 8-K Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on April 25, 2002, and which is incorporated herein by reference. See Item 6.

          Effective November 11, 2002, following the filing of legal proceedings by Mr. Merrell and pursuant to a Compromise and Settlement Agreement, the Kyomedix Agreement was rescinded by the parties and declared null and void; all shares issued and exchanged by us thereunder were canceled; and the parties were placed in substantially the same positions that they were respectively in immediately prior to the closing, with the exception that we retained the four for one forward split of our outstanding securities. Following the cancellation of all shares issued under the Kyomedix Agreement and the re-issuance of the 186,648 pre-dividend shares canceled by Mr. Merrell (amounting to 746,592 shares with the dividend), our outstanding securities amounted to 1,342,000 shares. For additional information regarding this Compromise and Settlement Agreement, see our 8-K/A Current Report dated April 9, 2002, which was filed with the Securities and Exchange Commission on November 13, 2002, and which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               Form 8-K Current Report dated April 9, 2002*

               Form 8-KA Current Report dated April 9, 2002*

             *Incorporated herein by reference.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST DELTAVISION, INC.



Date: 2/10/03                         By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 2/10/03                         By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of First Deltavision, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated: 2/10/03                       Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Todd D. Ross, Secretary/Treasurer of First Deltavision, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated: 2/10/03                       Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of First Deltavision, Inc. (the "Registrant") on Form 10-QSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, David C. Merrell, President and Chief Executive Officer, and Todd D. Ross, Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: 2/10/03                       Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

Dated: 2/10/03                       Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer