Form 10QSB
period 2003-03-31
FIRST DELTAVISION INC
filed 2003-05-12
CIK 1051488

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                              March 31, 2003

                                1,342,000
                                ---------


Transitional Small Business Disclosure Format:  Yes X   No
                                                   ---    ---

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

                         MARCH 31, 2003

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, March 31,
             2003 and June 30, 2002                                   2

        Unaudited Condensed Statements of Operations,
             for the three and nine months ended March 31, 2003
             and 2002 and from inception on July 31, 1984
             through March 31, 2003                                   3

        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended March 31, 2003
             and 2002 and from inception on July 31, 1984,
             through March 31, 2003                                   4

           Notes to Unaudited Condensed Financial Statements      5 - 9

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS



                              ASSETS


                                               March 31,      June 30,
                                                  2003         2002
                                          ____________     _____________
CURRENT ASSETS                            $          -     $           -
                                          ____________     _____________
        Total Current Assets                         -                 -
                                          ____________     _____________
                                          $          -     $           -
                                          ============     =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $           0     $      1,230
  Accounts payable   related party               49,310           39,317
  Due to officer                                 39,707           31,126
                                          _____________     ____________
        Total Current Liabilities                89,017           71,673
                                          _____________     ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,342,000 shares issued
   and outstanding                                1,342            1,342
  Capital in excess of par value                101,269          101,269
  Deficit accumulated during the
    development stage                          (191,628)        (174,284)
                                          _____________     ____________
        Total Stockholders' Equity
        (Deficit)                               (89,017)         (71,673)
                                          _____________     ____________
                                          $           -     $          -
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

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF OPERATION

                                                              From Inception
                     For the Three Months For the Nine months    on July 31,
                      Ended March 31,       Ended March 31,     1984 through
                     ________________________________________     March 31,
                      2003         2002    2003       2002           2003
                     _________ __________ __________ ________ _______________
REVENUE:
  Sales              $       -  $       - $        - $      - $             -
                     _________ __________ __________ ________ _______________

Total Revenue                -          -          -        -               -
                     _________ __________ __________ ________ _______________
EXPENSES:
  General and
  administrative         1,979      5,188     17,344   11,152         191,628
                     _________ __________ __________ ________ _______________

Total Expenses          (1,979)    (5,188)   (17,344) (11,152)       (191,628)
                     --------- ---------- ---------- -------- ---------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES     (1,979)    (5,188)   (17,344) (11,152)       (191,628)

CURRENT INCOME TAXES         -          -          -        -               -

DEFERRED INCOME TAX          -          -          -        -               -
                     _________ __________ __________ ________ _______________
NET LOSS            $   (1,979)$   (5,188)$  (17,344)$(11,152)$      (191,628)
                     _________ __________ __________ ________ _______________
LOSS PER SHARE:     $     (.00)$     (.00)$     (.01)$   (.01)$          (.38)
                     _________ __________ __________ ________ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Nine months    on July 31,
                                            Ended March 31,    1984 through
                                        ______________________   March 31,
                                         2003        2002           2003
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $  (17,344)  $  (11,152) $  (191,628)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non-cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
 Changes in assets and liabilities:
   Increase (decrease) in accounts payable  (1,230)         450            -
   Increase in accounts payable-related
   party                                     9,993        6,400       49,310
   Increase in due to officers               8,581        4,302       39,707
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase (Decrease) in Cash                  -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended March 31, 2003:
     None
  For the nine months ended March 31, 2002:
     None

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

On December 23, 1988, the Company merged with Aquachlor, Inc., a Nevada corporation, incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc.

On March 25, 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

The Company has not engaged in any business activities that have produced significant revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 4-for-1 forward stock split on April 4, 2002, a 248.399-for-1 reverse stock split on April 23, 1997 and a 5-for-1 forward stock split on December 9, 1988.

Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - ACQUISITION AND RESCISSION OF ACQUISITION

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

Stock Splits - On December 9, 1988, the Company effected a 5-for-1 forward stock split. On April 23, 1997, the Company effected a 248.399-for-1 reverse stock split. On April 4, 2002, the Company effected a 4-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect these stock splits.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $90,300, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $30,700 and $24,800 at March 31, 2003 and June 30, 2002, respectively, resulting in a change in the valuation allowance of approximately $5,900 during the nine months ended March 31, 2003.

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended March 31, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Due to Officers - During the nine months ended March 31, 2003, the Company's President paid expenses on behalf of the Company totaling $8,581. At March 31, 2003, the Company owed $39,707 to the President. This amount bears no interest and is due when the funds are available.

Accounts Payable - A shareholder of the Company provides legal services to the Company. At March 31, 2003, the value of the services rendered but unpaid is $49,310. This amount bears no interest and is due when the funds are available.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       FIRST DELTAVISION, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:



                          For the Three       For the Nine     From Inception
                           Months Ended       Months Ended       on July 31,
                             March 31,          March 31,      1984 through
                        ________________    _______________       March 31,
                         2003      2002      2003     2002          2003
                        ________________    _______________     _____________
  Loss from continuing
  operations available to
  common stockholders
  (numerator)          $ (1,979)$(5,188)   $(17,344)$(11,152)   $    (191,628)
                        _______ _______     _______ ________    _____________
  Weighted average
  number of common
  shares outstanding
  used in earnings per
  share during the
  period (denominator)1,342,000 1,342,000 1,342,000 1,342,000         499,164
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

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of May 7, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 7, 2003.

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

                                      FIRST DELTAVISION, INC.



Date: 5/8/03                          By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/8/03                          By/S/Todd D. Ross
     --------------                   -------------------------------------
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

Dated: 5/8/03                        Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

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

Dated: 5/8/03                        Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of First Deltavision, Inc. (the "Registrant") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, we, David C. Merrell, President and Chief Executive Officer, and Todd D. Ross, Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: 5/8/03                        Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

Dated: 5/8/03                        Signature:/s/Todd D. Ross
                                     Todd D. Ross
                                     Secretary/Treasurer