Form 10KSB
period 2003-06-30
FIRST DELTAVISION INC
filed 2003-09-29
CIK 1051488

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 2003-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     September 29, 2003 - $279. There are approximately 279,208 shares of our common voting stock held by non-affiliates. Since 1988, there has been no "public market" for our shares of common stock so we have arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           September 29, 2003

                               1,342,000

               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13 of this Annual Report.


   Transitional Small Business Issuer Format   Yes  X   No
                                                   ---    ---
                              PART I

Item 1.  Description of Business.

Business Development.
---------------------

     On May 21, 2003, the Company filed an 8-K Current Report regarding the signing of a Plan and Agreement of Reorganization (the "Agreement") with G Media Network, Inc., a Nevada corporation ("G Media"). The completion of the transaction was subject to the satisfaction of conditions of closing set forth in the Agreement. Subsequent to the date of this Report, G Media had not provided the required due diligence to complete the closing and the Agreement was deemed abandoned. For additional information regarding this Agreement, see our 8-K Current Report dated May 21, 2003, which was filed with the Securities and Exchange Commission on May 22, 2003. See the Exhibit Index,
Part III, Item 13.

     Except as indicated above and in our Company's 10-SB Registration Statement, as amended, which was filed with the Securities and Exchange Commission on December 16, 1997, which became effective on or about February 14, 1998, and which is incorporated herein by reference, and the Company's 10KSB for the year ended June 30, 2002, and which is incorporated herein by reference, there have been no other material business developments regarding our Company. See the Exhibit Index, Part III, Item 13.

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

          The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     There were no matters submitted to a vote of our security holders during the fiscal year ended June 30, 2003.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Market Information.
     -------------------

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol
"FTDV", with quotations that commenced in November, 1998; however, the market for shares of our Company's common stock is extremely limited. No assurance can be given that the present limited market for our Company's common stock will continue or will be maintained, and the sale of our Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by David C. Merrell, our Company's President, and other principal stockholders, may have a substantial adverse impact on any such public market. All of the "restricted securities" of our Company that are outstanding have satisfied the required holding period of Rule 144. See Part II, Item 11.

     The high and low closing bid prices for shares of our common stock for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
July 2, 2001
through
September 28, 2001           $1.00               $0.10

October 1, 2001
through
December 31, 2001            $0.10               $0.10

January 2, 2002
through
March 28, 2002               $1.01               $0.10

April 1, 2002
through
April 10, 2002               $0.26               $0.21

April 11, 2002
through
June 28, 2002                $2.70               $0.17
(after a 4 for 1 dividend)

July 1, 2002
through
September 30, 2002           $2.25               $1.55

October 1, 2002
through
December 31, 2002            $1.30               $0.51

January 2, 2003
through
March 31, 2003               $0.51               $0.40

April 1, 2003
through
June 30, 2003                $0.40               $0.40

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

Health Sciences         4/9/02           5,616,000(1)         Kyomedix
Internat'l Inc.                                               Agreement
(in Trust)

Peter Stevens           4/9/02             100,000(1)(2)      Kyomedix
                                                              Agreement

Dieter Doederlein       4/9/02              50,000(1)(2)      Kyomedix
                                                              Agreement

Gerry Hruby             4/9/02              50,000(1)(2)      Kyomedix
                                                              Agreement

(1) These shares were canceled pursuant to the Compromise and Settlement Agreement. See the Exhibit Index, Part III, Item 13.

(2) Messrs. Stevens', Doederlein' and Hruby' shares were represented by employee stock options granted for the first year under our Company's Employee Stock Option Plan that was rescinded with the Kyomedix Agreement. See the Exhibit Index, Part III, Item 13.

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

     Holders.
     --------

          The number of record holders of our Company's common stock as of June 30, 2002, was approximately 167; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of September 29, 2003, there were approximately 167 stockholders of record.

     Dividends.
     ----------

          There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to our common stock, and does not intend to pay dividends in the foreseeable future.

          We authorized a four for one stock dividend pursuant to the Kyomedix Agreement, that we retained, despite the rescission of the Kyomedix Agreement. See the Exhibit Index, Part III, Item 13.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2003 and 2002

     Independent Auditors' Report

     Balance Sheet for June 30, 2003

     Statements of Operations for the years ending
          June 30, 2003 and 2002, and from inception
          July 31, 1984 to June 30, 2003

     Statements of Stockholders' Equity (Deficit), from inception on July 31, 1984 through June 30, 2003

     Statements of Cash Flows for the years ended
          June 30, 2003 and 2002, and from inception
          July 31, 1984 to June 30, 2003

     Notes to the Financial Statements

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                          JUNE 30, 2003

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Independent Auditors' Report                      1


          Balance Sheet, June 30, 2003                      2


          Statements of Operations, for the years ended
            June 30, 2003 and 2002 and from inception       3
            on July 31, 1984 through June 30, 2003

          Statement of Stockholders' Equity (Deficit), from
            inception on July 31, 1984 through
            June 30, 2003                               4 - 5

          Statements of Cash Flows, for the years ended
            June 30, 2003 and 2002 and from inception on
            July 31, 1984 through June 30, 2003             6

          Notes to Financial Statements                7 - 10

INDEPENDENT AUDITORS' REPORT


Board of Directors
FIRST DELTAVISION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Deltavision, Inc. [a development stage company] at June 30, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 and for the period from inception on July 31, 1984 through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Deltavision, Inc. for the period from inception on July 31, 1984 to June 30, 1999 were audited by other auditors whose report dated September 28, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception on July 31, 1984 to June 30, 1999 reflect a net loss of $129,168. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of First Deltavision, Inc. [a development stage company] as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 and for the period from inception on July 31, 1984 through June 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

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



PRITCHETT, SILER & HARDY, P.C.
September 8, 2003
Salt Lake City, Utah



                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS



                                                        June 30,
                                                          2003
                                                      -----------
CURRENT ASSETS                                         $        -
                                                      -----------
        Total Current Assets                                    -
                                                      -----------
                                                       $        -
                                                      ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      500
  Accounts payable-related party                           65,467
  Due to officers                                          40,868
                                                      -----------
        Total Current Liabilities                         106,835
                                                      -----------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 1,342,000 shares issued
   and outstanding                                          1,342
  Capital in excess of par                                101,269
  Deficit accumulated during the
   development stage                                     (209,446)
                                                      -----------
        Total Stockholders' (Deficit)                    (106,835)
                                                      -----------
                                                       $        -
                                                      ===========

The accompanying notes are an integral part of this financial statement.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS




                                                     From Inception
                               For the Years Ended    on July 31,
                                    June 30,          1984 Through
                              ---------------------    June 30,
                                  2003      2002          2003
                              ---------- ----------   -----------
REVENUE                       $        - $        -   $         -
                              ---------- ----------   -----------

EXPENSES:
  General and administrative      35,162     14,828       209,446
                              ---------- ----------   -----------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES            (35,162)   (14,828)     (209,446)

CURRENT INCOME TAXES                   -          -             -

DEFERRED INCOME TAX                    -          -             -
                              ---------- ----------   -----------
NET LOSS                      $  (35,162)   (14,828)  $  (209,446)
                              ========== ==========   ===========
LOSS PER SHARE                $     (.03)$     (.01)  $      (.41)
                              ========== ==========   ===========

The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2003

                                                             Deficit
                                                            Accumulated
                            Common Stock       Capital in   During the
                      ----------------------   Excess of    Development
                          Shares   Amount      Par Value       Stage
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

                                   [Continued]

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

      FROM INCEPTION ON JULY 31, 1984 THROUGH JUNE 30, 2003

                           [Continued]
                                                             Deficit
                                                            Accumulated
                            Common Stock       Capital in   During the
                      ----------------------   Excess of    Development
                          Shares   Amount      Par Value       Stage
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1995   188,092         188       62,168       (63,188)

Shares issued for
services rendered
valued at $.25 per
share                    611,908         612       37,388             -

Net loss for the year
ended June 30, 1995            -           -            -       (38,118)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1996   800,000         800       99,556      (101,306)

Net loss for the year
ended June 30, 1997            -           -            -        (7,940)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1997   800,000         800       99,556      (109,246)

Shares issued for
services valued at
$.04 per share           142,000         142        1,113             -

Net loss for the year
ended June 30, 1998            -           -            -       (12,857)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1998   942,000         942      100,669      (122,103)

Net loss for the year
ended June 30, 1999            -           -            -        (7,065)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 1999   942,000         942      100,669      (129,168)

Net income for the year
ended June 30, 2000            -           -            -       (13,044)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 2000   942,000         942      100,669      (142,212)

Shares issued for debt
relief at $.0025 per
share                    400,000         400          600             -

Net loss for the year
ended June 30, 2001            -           -            -       (17,244)
                      ---------- -----------  -----------   -----------
BALANCE, June 20, 2001 1,342,000       1,342      101,269      (159,456)

Shares repurchased and
cancelled at $.334855
per share               (746,592)       (747)    (249,253)            -

Shares issued to
acquire KyoMedix      15,166,000      15,166      (15,166)            -

Shares cancelled in
rescission of
KyoMedix acquisition (15,166,000)    (15,166)      15,166             -

Shares reissued in
rescission of
KyoMedix acquisition     746,592         747      249,253             -

Net loss for the year
ended June 30, 2002            -           -            -       (14,828)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 2002 1,342,000 $     1,342  $   101,269   $  (174,284)

Net loss for the year
ended June 30, 2003            -           -            -       (35,162)
                      ---------- -----------  -----------   -----------
BALANCE, June 30, 2003 1,342,000 $     1,342  $   101,269   $  (209,446)
                    ============ ===========  ===========   ===========

The accompanying notes are an integral part of this financial statement.
                                5

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                      From Inception
                                  For the Years Ended   on July 31,
                                       June 30,       1984, Through
                                ----------------------  June 30,
                                    2003       2002         2003
                                ----------  ----------  ------------
Cash Flows From Operating
 Activities:
  Net loss                      $  (35,162) $  (14,828) $   (209,446)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
    Non cash expense                     -           -        39,255
    Stock issued for relief of
     debt                                -           -         1,000
    Changes in assets
     and liabilities:
      Increase (decrease) in
       accounts payable               (730)        730           500
      Increase is accounts
       payable-related party        26,150       6,639        65,467
      Increase in due to
       officers                      9,742       7,459        40,868
                                ----------  ----------   -----------
        Net Cash (Used) by
         Operating Activities            -           -       (62,356)
                                ----------  ----------   -----------
Cash Flows From Investing
  Activities:
                                         -           -             -
                                ----------  ----------   -----------
        Net Cash Provided by
         Investing Activities            -           -             -
                                ----------  ----------   -----------
Cash Flows From Financing
 Activities:
  Proceeds from issuance of
   common stock                          -           -        58,776
  Capital contributions                  -           -         3,580
                                ----------  ----------   -----------
        Net Cash Provided by
          Financing Activities           -           -        62,356
                                ----------  ----------   -----------
Net Increase (Decrease) in Cash          -           -             -

Cash at Beginning of the Period          -           -             -
                                ----------  ----------   -----------
Cash at End of the Period       $        -  $        -   $         -
                                ----------  ----------   -----------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                    $        -  $        -  $          -
    Income taxes                $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended June 30, 2003:
     None.

  For the year ended June 30, 2002:
     None.

The accompanying notes are an integral part of these financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Deltavision, Inc. ("the Company") was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah. In December 1988, the Company merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 4-for-1 forward stock split on April 4, 2002, a 248.399-for-1 reverse stock split on April 23, 1997 and a 5-for-1 forward stock split on December 9, 1988.

Reclassification - The financial statements for years prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

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

During the year ended June 30, 1989, the Company issued 96,640 shares of common stock for $1,200.

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

The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $108,100, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $36,800 and $24,800 at June 30, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $12,000 during the year ended June 30, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended June 30, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Due to Officers - During the year ended June 30, 2003, the Company's President paid expenses on behalf of the Company totaling $9,742. At June 30, 2003, the Company owed $40,868 to the President. This amount bears no interest and is due when the funds are available.

Accounts Payable - A shareholder of the Company provides legal services to the Company. At June 30, 2003, the value of the services rendered but unpaid is $65,467. This amount bears no interest and is due when the funds are available.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                            From Inception
                                      For the Years Ended   on July 31,
                                          June 30,          1984 Through
                                      -------------------     June 30,
                                       2003       2002         2003
                                      --------- ---------   --------------
       Loss from continuing operations
         available to common
         shareholders (numerator)     $ (35,162)$ (14,828)  $     (209,446)
                                      --------- ---------   --------------
       Weighted average number of
         common shares outstanding
         used in loss per share during
         the period (denominator)     1,342,000 1,342,000          510,266
                                      --------- ---------   --------------

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Identification of Directors and Executive Officers.
     ---------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company during fiscal 2003, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

          On August 18, 2000, David C. Merrell filed with the Securities and Exchange Commission a Statement of Changes in Beneficial Ownership on Form 4.

          No Changes in Beneficial Ownership on Form 4 was filed for the cancellation of David C. Merrell's shares pursuant to the Kyomedix Agreement that has subsequently been rescinded pursuant to the Compromise and Settlement Agreement executed by the parties and effective at November 11, 2002. See the Exhibit Index, Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

     Cash Compensation.
     ------------------

          The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
David C.     6/30/03    0     0     0     0      0     0   *
Merrell,     6/30/02    0     0     0     0      0     0   0
President,
Director

Todd D.      6/30/03    0     0     0     0      0     0   0
Ross         6/30/02    0     0     0     0      0     0   0
Secretary/
Treasurer,
Director

          * David C. Merrell was granted 200,000 shares of "restricted securities" during fiscal 2001 for services rendered. See the heading "Recent Sales of Unregistered Securities," Part II, Item 5.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2003, and 2002, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of June 30, 2002 and as of the date of this Annual Report:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                      6/30/03               Today
----------------                      -------               -----
David C. Merrell                   746,592-55.63%       746,592-55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Leonard W. Burningham, Esq.        316,200-23.56%       316,200-23.56%
455 East 500 South, Suite #205
Salt Lake City, Utah 84111

TOTALS                           1,062,792-79.19%     2,062,792-79.19%

          The percent calculations are based on 1,324,000 shares outstanding as of 6/30/03 and today.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of June 30, 2003 and as of the date of this Annual Report:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address                          6/30/02              Today
----------------                          -------              -----
David C. Merrell                     746,592-55.63%       746,592-55.63%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                          16,108-1.20%         16,108-1.20%
38 South 1650 West
Cedar City, Utah 84720

TOTALS                               762,700-56.83%       762,700-56.83%

          The percent calculations are based on 1,324,000 shares outstanding as of today, and June 30, 2003.

     Changes in Control.
     -------------------

     There have been no changes in control of our Company for the period covered by this Report.

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

     The following transactions occurred between our Company and members of our management, five percent stockholders and promoters or founders of our Company during the past three fiscal years:

          * Issuance of 200,000 post-dividend shares of "restricted securities" of our Company to David C. Merrell in August, 2000.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated May 21, 2003, filed with the Securities and Exchange Commission on May 22, 2003.

     8-KA Current Report dated April 9, 2002, filed with the Securities and Exchange Commission on November 13, 2002.

     8-K Current Report dated April 9, 2002, filed with the Securities and Exchange Commission on April 25, 2002.

     8-K Current Report dated October 10, 2000, filed with the Securities and Exchange Commission on October 11, 2000.


                                             Exhibit
Exhibits*                                    Number

          (i)

302 Certification                              31.1

302 Certification                              31.2

906 Certification                              32

          (ii)                               Where Incorporated
                                                In This Report
                                                --------------

Form 10-SB Registration Statement,                 Part I              **
as amended filed on December 16, 1997

Form 10-KSB Annual Report for the                  Part I              **
fiscal year ended June 30, 2002

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

Item 14.  Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of September 29, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 29, 2003.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST DELTAVISION, INC.


Date:                             By
     -------------                  -----------------------
                                  David C. Merrell
                                  President and Director


Date:                             By
     -------------                  -----------------------
                                  Todd D. Ross
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  FIRST DELTAVISION, INC.


Date: 9/26/03                     By/s/David C. Merrell
     -------------                  -----------------------
                                  David C. Merrell
                                  President and Director


Date: 9/26/03                     By/s/Todd D. Ross
     -------------                  -----------------------
                                  Todd D. Ross
                                  Secretary/Treasurer and Director