Form 10QSB
period 2003-09-30
FIRST DELTAVISION INC
filed 2003-11-12
CIK 1051488

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                            September 30, 2003

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

                        SEPTEMBER 30, 2003

                      FIRST DELTAVISION, INC.
                   [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets, September 30,
             2003 and June 30, 2003                                   2

        Unaudited Condensed Statements of Operations,
             for the three months ended September 30, 2003
             and 2002 and from inception on July 31, 1984
             through September 30, 2003                               3

        Unaudited Condensed Statements of Cash Flows,
             for the three months ended September 30, 2003
             and 2002 and from inception on July 31, 1984,
             through September 30, 2003                               4

           Notes to Unaudited Condensed Financial Statements      5 - 8

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS




                              ASSETS


                                            September 30,      June 30,
                                                  2003         2003
                                        ________________________________
CURRENT ASSETS                            $          -     $        -
                                        ________________________________
        Total Current Assets                         -              -
                                        ________________________________
                                          $          -     $        -
                                        ================================


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $       1,200     $        500
  Accounts payable - related party               67,087           65,467
  Due to officers                                42,386           40,868
                                          _____________     ____________
        Total Current Liabilities               110,673          106,835
                                          _____________     ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,342,000 shares issued
   and outstanding                                1,342            1,342
  Capital in excess of par value                101,269          101,269
  Deficit accumulated during the
    development stage                          (213,284)        (209,446)
                                          _____________     ____________
        Total Stockholders' Equity
        (Deficit)                              (110,673)        (106,835)
                                          _____________     ____________
                                          $           -     $          -
                                          =============     ============


Note: The Balance Sheet as of June 30, 2003, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three         From Inception
                                        Months Ended           on July 31,
                                        September 30,          1984 through
                                      ______________________  September 30,
                                      2003         2002           2003
                                      __________ ___________ _______________
REVENUE                               $        - $         - $             -
                                      __________ ___________ _______________
EXPENSES:
  General and
  administrative                           3,838         365         213,284
                                      __________ ___________ _______________
LOSS FROM OPERATIONS
BEFORE INCOME TAXES                       (3,838)       (365)       (213,284)

CURRENT INCOME TAXES                           -           -               -

DEFERRED INCOME TAX                            -           -               -
                                      __________ ___________ _______________
NET LOSS                              $   (3,838)$      (365)$      (213,284)
                                      ---------- ----------- ---------------
LOSS PER SHARE:                       $     (.00)$      (.00)$          (.41)
                                      ========== =========== ===============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]
           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                         For the Three months    on July 31,
                                         Ended September 30,    1984 through
                                        ______________________  September 30,
                                         2003        2002           2003
                                        __________   __________  ____________
Cash Flows From Operating Activities:
  Net loss                              $   (3,838)  $     (365) $  (213,284)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Non cash expense                                -            -       39,255
 Stock issued for relief of debt                 -            -        1,000
 Changes in assets and liabilities:
  Increase (decrease) in accounts payable      700       (1,230)       1,200
  Increase in accounts payable-related
   party                                     1,620            -       67,087
  Increase in due to officers                1,518        1,595       42,386
                                        __________   __________  ____________
      Net Cash (Used) by
        Operating Activities                     -            -      (62,356)
                                        __________   __________  ____________
Cash Flows From Investing Activities:            -            -             -
                                        __________   __________  ____________
      Net Cash (Used) by
        Investing Activities                     -            -             -
                                        __________   __________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -        58,776
  Capital contributions                          -            -         3,580
                                        __________   __________  ____________
        Net Cash Provided by
          Financing Activities                   -            -        62,356
                                        __________   __________  ____________
Net Increase in Cash                             -            -             -

Cash at Beginning of the Period                  -            -             -
                                        __________   __________  ____________
Cash at End of the Period               $        -   $        -  $          -
                                        ==========   ==========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $        -   $        -  $          -
    Income taxes                        $        -   $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 2003:
     None
  For the period ended September 30, 2002:
     None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

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

NOTE 3 - COMMON STOCK [Continued]

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

The Company has available at September 30, 2003, unused operating loss carryforwards of approximately $112,000, which may be applied against future taxable income and which expire in various years through 2024. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $38,100 and $36,800 at September 30, 2003 and June 30, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the three months ended September 30, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended September 30, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

                     FIRST DELTAVISION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Due to Officers - During the three months ended September 30, 2003, the Company's President paid expenses on behalf of the Company totaling $1,518.
At September 30, 2003, the Company owes $42,386 to the President. This amount bears no interest and is due when the funds are available.

Accounts Payable - A shareholder of the Company provides legal services to the Company. At September 30, 2003, the value of the services rendered but unpaid is $67,087. This amount bears no interest and is due when the funds are available.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                               For the Three    From Inception
                                Months Ended   on July 31, 1984,
                               September 30,       through
                              _______________    September 30,
                               2003     2002         2003
                              _______________   ______________
    Loss from continuing
      operations available to
      common stockholders
       (numerator)            $(3,838)$  (365)  $    (213,284)
                              _______ _______   ______________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (denominator)        1,342,000 1,342,000        521,198
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

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 6, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 6, 2003.

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

                                      FIRST DELTAVISION, INC.



Date: 11/11/03                        By/S/David C. Merrell
     --------------                   -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/11/03                        By/S/Todd D. Ross
     --------------                   -------------------------------------
                                        Todd D. Ross
                                        Director and Secretary/Treasurer