Form 10KSB
period 2003-12-31
FIRST DELTAVISION INC
filed 2004-04-15
CIK 1051488

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB


                                   (Mark One)

  [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the fiscal year ended _______________; or

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the Transition period from July 1, 2003 to December 31, 2003.

                         Commission File Number 0-23511
                                ________________

                            FIRST DELTAVISION, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                            87-0412182
 --------------------------                             ----------------------
  (State of incorporation)                               (I.R.S. Employer
                                                          Identification No.)

   695 Town Center Drive, Suite 260, Costa Mesa, California        92626
   --------------------------------------------------------    --------------
           (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (714) 434-9191

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)
                                ________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,761,600 as of April 2, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  19,580,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Report.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X_

================================================================================

                            FIRST DELTAVISION, INC.

                                  FORM 10-KSB

    TRANSITION REPORT FOR THE PERIOD FROM JULY 1, 2003 TO DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                                             Page
           PART I
Item 1.    Description of Business......................................................       2
Item 2.    Description of Property......................................................       6
Item 3.    Legal Proceedings............................................................       6
Item 4.    Submission of Matters to a Vote of Security Holders..........................       6
           PART II
Item 5.    Market for Equity and Related Stockholder Matters............................       7
Item 6.    Management's Discussion and Analysis or Plan of Operation....................       8
Item 7.    Financial Statements.........................................................       9
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure
Item 8A.   Controls and Procedures......................................................       9
           PART III
Item 9.    Directors,  Executive Officers,  Promoters and Control Persons;  Compliance
           with Section 16(a) of the Exchange Act.......................................       9
Item 10.   Executive Compensation.......................................................      10
Item 11.   Security  Ownership of Certain Beneficial Owners and Management and Related
           Stockholder
           Matters......................................................................      11
Item 12.   Certain Relationships and Related Transactions...............................      12
Item 13.   Exhibit and Reports on Form 8-K..............................................      12
Item 14.   Principal Accountant Fees and Services.......................................      13

           Signatures...................................................................      14
           Financial Statements.........................................................     F-1
           Exhibits..................................................................... (follows financial statements)

                                     PART I

      This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

      As used in this annual report, the terms "we", "us", "our", "the Company" or "First Deltavision" mean First Deltavision, Inc., unless otherwise indicated.

ITEM 1.  BUSINESS

CORPORATE HISTORY

      First Deltavision, Inc. was originally incorporated under the laws of the State of Utah on July 31, 1984 under the name "Aquachlor Marketing Inc." On December 23, 1988, the Company reincorporated in the State of Nevada. From 1989 until 2003, the Company pursued a number of potential business opportunities but was mostly dormant and had no material assets, revenues or business operations.

      On November 18, 2003, three individuals, Bruce Mogel, Larry B. Anderson, and James T. Ligon, purchased a controlling interest in First Deltavision with the objective of transforming the Company into a leading provider of high-quality, cost-effective healthcare through the acquisition and management of financially distressed and/or under performing hospitals and other healthcare facilities. On January 1, 2004, the Company acquired Mogel Management Group, Inc., an operating company owned by Messrs. Mogel, Anderson and Ligon, for promissory notes with an aggregate principal amount of $60,000. The notes are due on December 31, 2004 and bear interest at the rate of six percent. We intend to conduct our operations through this wholly-owned subsidiary.

      On January 16, 2004, the Board of Directors determined to change the Company's fiscal year end from June 30 to December 31. The Company is filing this Transition Report on Form 10-KSB covering the transition period.

      In the first quarter of 2004, the Board of Directors and shareholders of the Company approved a change in the Company's name to "Integrated Healthcare Holdings, Inc." to better reflect the Company's planned new business operations. The name change is not yet effective, but we anticipate that it will become effective during the second quarter of 2004.

      Our principal executive offices are located at 695 Town Center Drive, Suite 260, Costa Mesa, California 92626, and our telephone number is (714) 434-9191.

      We are currently a development stage company. We have not yet begun our principal operations and no revenues from operations have been generated.

OUR STRATEGY

      Our business strategy is to acquire hospitals and healthcare facilities throughout the United States by targeting hospitals that are financially distressed and underperforming and whose owners are seeking to sell or lease their operations. We have assembled a team of professionals with critical experience in hospital and healthcare system management, operations, finance, legal, human resources, risk management, medical relations, marketing and reimbursement.

      We have identified a number of hospitals and healthcare facilities as potential acquisition targets. We are currently exploring, among other things, the possible acquisition of one or more of the hospital assets that are being divested by Tenet Healthcare Corporation. We believe that there are now more hospital assets on the market than at any time in the past several years, and some of these will likely meet our criteria. As of the date of this report, we have no current agreements relating to acquisitions.

      Our typical acquisition target will provide healthcare services such as internal medicine, general surgery, cardiology, oncology, obstetrics, orthopedics, neurosurgery, cancer treatment, spinal surgery, bariatric surgery, pain management, rehabilitation, subacute care, diagnostic and emergency services. In addition, these hospitals may provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, home healthcare and physical therapy.

      We intend to finance our acquisitions of hospitals and healthcare facilities through a combination of cash raised through equity offerings and borrowings, and stock issued by the Company (which may or may not be issued in a registered offering). Our strategy also includes the possibility of partnering with one or more external real estate investors to help fund the real estate component of acquisitions. Under such an arrangement, the real estate investor would acquire and manage the real estate assets which typically are acquired along with a facility. The investor may self-finance the real estate acquisition or bring in outside investors in a tax-advantaged structure such as a real estate investment trust or "REIT". Management feels that partnering with an external real estate investor may allow us to undertake acquisitions that we could not otherwise finance, and to focus on management's core skills in hospital and healthcare management.

      If we are successful in acquiring one or more hospitals, we intend to implement a number of strategies designed to improve their financial performance. The main components of our strategies include implementing stringent cost control systems, improving accounts receivable processing and government aid and reimbursement processes, improving cash flow management, implementing human resources and compliance initiatives and improving labor negotiations and practices. Over the longer term, we intend to develop a network of healthcare facilities that we own or manage, allowing us to integrate economies of scale and focus on profitable programs, specialty inpatient/outpatient surgical procedures and improved management, financial and operational procedures.

      When it is appropriate to do so, we plan to structure our operations into four functional groups to maximize our resources, operational functionality and capital requirements:

      o Operations - handling integration and management of our systems in acquired facilities
      o     Finance  -  funding  controls  over  real  estate,   equipment,  and
            operations
      o     Leasing - purchase and management of leased hospital equipment
      o     Real Estate - identification and acquisition of buildings and land

MANAGEMENT

      We have a three-person management team with substantial senior management experience in business and government settings and the healthcare field.

      Our Chief Executive Officer is Bruce Mogel. Mr. Mogel has over 25 years of experience in operational management and has held several lead executive roles in the healthcare field. Most recently, from 1999-2002, Mr. Mogel served as Executive Vice President of Operations for Doctors' Community Healthcare Corp, where he was responsible for the operations and profitability of five acute care hospitals and one psychiatric hospital, and managed a team of six hospital CEOs and other senior management members. While serving in this position, Mr. Mogel led a team that turned around a large Midwestern hospital. That team turned a large multi-million dollar annual negative cash flow into a break even operation in less than 6 months.

      Larry B. Anderson, our President, has over 20 years of senior level executive experience in an enterprise with over $65 billion per year in sales. A California licensed attorney since 1975, Mr. Anderson specializes in employment and business law matters, including collective bargaining, arbitrations, unfair labor practices and court cases as well as transactional work in contracts and due diligence. From 2002-2003, as the Executive Vice President, Human Resources and General Counsel, Litigation, Mr. Anderson managed all litigation for a seven hospital chain in Southern California.

      James T. Ligon is our Chief Financial Officer. Mr. Ligon has launched and operated several successful businesses, including JAMAR Associates, a California healthcare consulting company. He also has over 30 years of hospital experience in California, having been in charge of the Finance and Accounting functions at Robert F. Kennedy Medical Center, Brotman Medical Center and Bellflower Hospitals, among others. Mr. Ligon has substantial experience in, and knowledge of, hospital finance, accounting and administration. He is leading our due diligence team in reviewing potential acquisition candidates.

      As of March 31, 2004, we had a total of four full-time employees, including the three management members discussed above.

REGULATORY ISSUES

      We expect to face substantial regulatory compliance requirements if we are successful in acquiring hospital or healthcare facilities. The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, payment for services and payment for referrals. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Health care operations also generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations.

      Changes in the Medicare and Medicaid programs and other government programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors are highly significant to the health care industry. In addition, Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs.

      Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has an ownership interest or other specified financial arrangement, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy and radiology services.

      The  Health  Insurance  Portability  and  Accountability  Act,  or  HIPAA,
mandates the adoption of industry standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. HIPAA requires that health providers and other "covered entities," such as insurance companies and other third-party payers, adopt uniform standards for the electronic transmission of medical records, billing statements and insurance claims forms. HIPAA also establishes new federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

RISK FACTORS

      An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

      o     WE MAY  FACE  DIFFICULTIES  INTEGRATING  OUR  ACQUISITIONS  AND  OUR
            ACQUISITIONS   MAY  BE   UNSUCCESSFUL,   INVOLVE   SIGNIFICANT  CASH
            EXPENDITURES OR EXPOSURE TO UNFORESEEN LIABILITIES

      We continually evaluate opportunities to acquire hospitals and healthcare facilities and frequently have preliminary acquisition discussions with some of these companies. These acquisitions involve numerous potential risks, including:

            o potential loss of key employees and management of acquired companies;
            o     difficulties   integrating  acquired  personnel  and  distinct
                  cultures;
            o difficulties integrating acquired companies into our proposed operating, financial planning and financial reporting systems;
            o     diversion of management attention; and
            o assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

      These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could seriously strain our financial condition. We may fail to achieve expected efficiencies and synergies, and any acquisition may ultimately have a negative impact on our business and financial condition. In addition, since we will likely issue our equity securities as consideration in one or more acquisitions, existing stockholders will likely be diluted by our acquisitions, which could affect the market price of our stock.

      o COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS

      Our core business strategy is to acquire hospitals and healthcare facilities. We face intense competition for these acquisitions. Such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

      o OUR ABILITY TO EXECUTE OUR ACQUISITION STRATEGY WILL REQUIRE US TO OBTAIN ADDITIONAL WORKING CAPITAL

      Our business strategy will require substantial capital investment and adequate financing for the completion of acquisitions, development and integration of operations and technology as needed. In the event that we cannot obtain the necessary capital to fund our operations as planned, we may need to limit our operations and development activities. We cannot guarantee that such capital investment will be available to us at all or on terms that are acceptable to us. Our failure to obtain the necessary amount of working capital to fund our operations as currently anticipated could have a material, adverse effect upon our capacity to grow or continue our operations.

      o THE MEANS BY WHICH WE RAISE ADDITIONAL WORKING CAPITAL COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS OR RESULT IN SIGNIFICANT INTEREST EXPENSE OR RESTRICTIVE COVENANTS

      Our ability to fund our planned operations will require that we obtain substantial capital investment and financing. We may raise these funds through public or private debt or equity offering. Depending on the terms negotiated with potential investors, such securities may be issued at a price per share significantly less than the trading prices listed for our common stock on the OTC Bulletin Board and thus may be significantly dilutive to our current stockholders. In addition, such dilution could likely have a depressive effect on the market price of our common stock, should a public market continue for our shares of common stock. In addition, any debt financing that we are able to obtain, if any, may involve significant interest expense or restrictive covenants that may limit our operations.

      o THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO OPERATE AND MANAGE OUR OPERATIONS IS EXTREMELY IMPORTANT AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT US

      Presently, we are dependent upon the personal efforts of our management team. The loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. We do not presently have key-person life insurance upon the life of any of our officers or directors. Additionally, as we continue our planned expansion of commercial operations, we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

      o WE OPERATE IN A REGULATED INDUSTRY AND CHANGES IN REGULATIONS OR VIOLATIONS OF REGULATIONS MAY RESULT IN INCREASED COSTS OR SANCTIONS THAT COULD HARM OUR FINANCIAL CONDITION

      The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

      o     HEALTHCARE    REFORM   COULD   NEGATIVELY    IMPACT   OUR   BUSINESS
            OPPORTUNITIES, REVENUES AND MARGINS.

      The U.S. government and various state governments have undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, the profitability and operating results of any healthcare facilities that we acquire could be seriously harmed.

      o     THERE IS A LACK OF AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK

      Our common stock is listed for trading on the OTC Bulletin Board. There can be no assurance that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we commence full operations and generate operating revenues, and is likely to experience significance price fluctuations. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such
securities  to  persons  other  than   established   customers  and  "accredited
investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

ITEM 2.  PROPERTIES

      We currently are using approximately 3,400 square feet of office space within an office facility that is leased to Mogel Management, LLC, a company owned by our senior management team, Bruce Mogel, Larry B. Anderson, and James
T. Ligon. The Company reimburses Mogel Management, LLC for its use of space in the amount of $5,717 per month beginning in 2004.

ITEM 3.  LEGAL PROCEEDINGS

      We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the period from July 1, 2003 through December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no organized or established trading market for our Company Stock. The Company's common stock is listed for trading on the OTC Bulletin Board under the symbol "FTDV.BB". There currently is a very limited public market for the Company's common stock and no assurance can be given that a large public market will develop in the future. The trading market for the Common Stock is extremely thin. In view of the lack of an organized or established trading market for the Common Stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart as reported on the Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the Common Stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

      The following table sets forth the high and low bid price for the Company's Common Stock for each quarter for the period from July 1, 2003 through December 31, 2003, as quoted on the Over-the-Counter Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 HIGH           LOW
                                                 ----           ---

      QUARTER ENDED SEPTEMBER 30, 2003          $2.00          $0.40
      QUARTER ENDED DECEMBER 31, 2003           $3.15          $0.60

      As of the date of this report, there were approximately 196 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

      The Company currently has no compensation plans under which equity securities of the Company are authorized for issuance.

      On November 18, 2003, the Company sold an aggregate of 16,128,000 shares of common stock to Bruce Mogel, Larry B. Anderson and James T. Ligon for an aggregate purchase price of $100,000. Messrs. Mogel, Anderson and Ligon each paid $33,333.33 for these shares.

      On January 6, 2004, we completed a private placement of an aggregate of 1,660,000 shares of our common stock. We received $415,000 in gross proceeds in the offering. The shares were sold at $0.25 per share, representing a discount of 87.5% from the average of the closing prices for the ten consecutive trading days up to and including January 1, 2004. We did not pay any placement agent fee in connection with this private placement.

      During the first quarter of 2004, we completed additional private placements of an additional 150,000 shares of our common stock at $1.00 per share.

      All of the foregoing offers and sales of stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Our plan of operation over the next 12 months is to acquire hospitals and healthcare facilities by targeting hospitals that are financially distressed and underperforming and whose owners are seeking to sell or lease their operations. We intend to finance our acquisitions through a combination of cash raised through equity offerings and borrowings, and stock issued by the Company. Our strategy also includes the possibility of partnering with one or more external real estate investors to help fund the real estate component of acquisitions. Under such an arrangement, the real estate investor would acquire and manage the real estate assets which typically are acquired along with a facility. The investor may self-finance the real estate acquisition or bring in outside investors in a tax-advantaged structure such as a real estate investment trust or "REIT". Management feels that partnering with an external real estate investor may allow us to undertake acquisitions that we could not otherwise finance, and to focus on management's core skills in hospital and healthcare management.

      During the six months ended December 31, 2003, the Company earned no revenues.

      Over the next twelve months we will require additional cash financing, whether or not we complete an acquisition of a healthcare facility. If we do not acquire a facility, we estimate that we can satisfy our cash requirements for approximately five months following the date of this report, after which we will need to raise additional funds. If we acquire a facility, we expect to seek additional financing in connection with the acquisition. There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds, we may be forced to scale down or cease our operations.

      Currently there are four full time employees of our company. We do not expect any material changes in the number of employees over the next 12 months, unless we are successful in acquiring a healthcare facility, in which case our employment base will increase significantly.

      As of the date of this report and as of December 31, 2003, the Company had no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-B Item 303(c).

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report beginning on page F-1 and are incorporated by reference herein.

      Auditors Report of Ramirez International dated April 13, 2004;

      Balance Sheet as of December 31, 2003;

      Statement of Operations and Consolidated Statement of Operations for the six months ended December 31, 2003 and 2002, and cumulative from inception, July 31, 1984, through December 31, 2003;

      Statement of Shareholders' Equity from Inception, July 31, 1984, through December 31, 2003; and

      Statement of Cash Flow for the six months ended December 31, 2003 and 2002, and from Inception, July 31, 1984, through December 31, 2003.

      Notes to Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

      As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III
                                    --------

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following information is set forth below concerning our directors, each of whom became a director on November 18, 2003:

        NAME                AGE        POSITION WITH
                                         THE COMPANY
Bruce  Mogel........        46            Director and CEO
Larry B. Anderson ..        55            Director and President
James T. Ligon......        62            Director and CFO

      BRUCE MOGEL, who is Chief Executive Officer and director of the Company, has over 25 years of experience in operational management and has held several lead executive roles in the healthcare field. Most recently, from 1999-2002, Mr. Mogel served as Executive Vice President of Operations for Doctors' Community Healthcare Corp, where he was responsible for the operations and profitability of five acute care hospitals and one psychiatric hospital, and managed a team of six hospital CEOs and other senior management members. Mr. Mogel earned his

Bachelor's degree from The State University of New York at Buffalo with a degree in English.

      LARRY B. ANDERSON, who is President and director of the Company, has over 20 years of senior level executive experience in an enterprise with over $65 billion per year in sales. A California licensed attorney since 1975, Mr. Anderson specializes in employment and business law matters, including collective bargaining, arbitrations, unfair labor practices and court cases as well as transactional work in contracts and due diligence. From 2002-2003, as the Executive Vice President, Human Resources and General Counsel, Litigation, Mr. Anderson managed all litigation for a seven hospital chain in Southern California. Mr. Anderson earned his Bachelor of Arts degree in Political Science from California State University, Long Beach, and his law degree from Loyola University.

      JAMES T. LIGON, who is Chief Financial Officer and director of the Company, launched and operated several successful businesses, including JAMAR Associates, a California healthcare consulting company. He also has over 30 years of hospital experience in California, having been in charge of the Finance and Accounting functions at Robert F. Kennedy Medical Center, Brotman Medical Center and Bellflower Hospitals, among others. Mr. Ligon has substantial experience in, and knowledge of, hospital finance, accounting and administration. Mr. Ligon has a BBA degree in Accounting and an MBA Degree.

      All of our executive officers also serve as officers of Mogel Management, Inc.

      The Company does not currently have an Audit Committee of the Board of Directors or a Nominating Committee. The entire Board of Directors performs the functions of those committees. None of the members of the Board of Directors are "independent" under the description of independence used for Nasdaq-listed companies. The Board of Directors has determined that James Ligon is an "audit committee financial expert" as defined in the SEC rules.

CODE OF ETHICS

      We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and controller) and directors. Our Code of Business Conduct and Ethics can be obtained free of charge by sending a request to our Corporate Secretary to the following address: First Deltavision, Inc., Attn: James T. Ligon, 695 Town Center Drive, Suite 260, Costa Mesa, California 92626.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

      Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the period from July 1, 2003 through December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

      No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's executive officers during the period from July 1, 2003 through December 31, 2003. Further, none of the Company's executive officers has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

      There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

      Effective January 1, 2004, we entered into employment agreements with each of our executive officers, Messrs. Mogel, Anderson and Ligon, with each agreement on the following terms (except where noted differently):

      o     Base salary of $250,000 per year;
      o     Bonus of $50,000 per year, payable quarterly;
      o 50% of salary and bonus will be deferred until the Company receives at least $5 million in gross revenue from all sources;
      o     Five year term of employment agreement;
      o     Standard medical and dental insurance;
      o     Up to four weeks vacation annually;
      o     Auto allowance of $1,000 monthly and use of cellular telephone;
      o     For Mr. Mogel, reimbursement for office space in Arizona; and
      o     Six  months   severance  pay  upon  termination  for  disability  or
            resignation of employee upon breach by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of December 31, 2003, unless otherwise noted, by:

      o each stockholder known to us to own beneficially more than 5% of our common stock;
      o     each of our directors and executive officers; and
      o     all of our current directors and executive officers as a group.

      Except as otherwise noted below, the address of each person or entity listed on the table is 695 Town Center Drive, Suite 260, Costa Mesa, California 92626.

                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL    PERCENTAGE
                      NAME AND ADDRESS                           OWNERSHIP(1)   OF TOTAL
   ----------------------------------------------------------    ------------  ----------
DIRECTORS, EXECUTIVE OFFICERS AND 5% STOCKHOLDERS

     Bruce Mogel............................................      5,376,000      27.2%
     Larry B. Anderson......................................      5,376,000      27.2%
     James T. Ligon.........................................      5,376,000      27.2%
All current directors and executive officers as a group (3
  persons)..................................................      16,128,000     81.6%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 18, 2003, the Company sold an aggregate of 16,128,000 shares of common stock to Bruce Mogel, Larry B. Anderson and James T. Ligon for an aggregate purchase price of $100,000. Messrs. Mogel, Anderson and Ligon each paid $33,333.33 for these shares.

      In January 2004, the Company began reimbursing Mogel Management, LLC for leased office space. This transaction is described above under Item 2. Properties.

      On January 1, 2004, the Company acquired Mogel Management Group, Inc., an operating company owned by Messrs. Mogel, Anderson and Ligon, for promissory notes with an aggregate principal amount of $60,000. The notes are due on December 31, 2004 and bear interest at the rate of six percent per year.

      On January 1, 2004, Messrs. Mogel, Ligon and Anderson executed Employment Agreements with the Company, which are described above under Item 10. Executive Compensation, and also filed as Exhibits 10.1, 10.2 and 10.3 to this Report.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each management or compensation plan is marked with an asterisk (*).

            Exhibit
            Number      Description
            ------      -----------

            3.1 Articles of Incorporation are incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997.
            10.1  Employment Agreement with Bruce Mogel, dated January 1, 2004*
            10.2 Employment Agreement with Larry B. Anderson, dated January 1, 2004*
            10.3  Employment  Agreement  with James T. Ligon,  dated  January 1,
                  2004*
            10.4 Stock Purchase Agreement by and among First Deltavision, Inc. and the Purchasers dated as of November 18, 2003, incorporated herein by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 5, 2003
            21.1 Subsidiaries - the only subsidiary of the Company is its wholly-owned subsidiary, Mogel Management Group, Inc., a Nevada corporation
            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K.

      On December 5, 2003, the Company filed a Form 8-K reporting under Item 1 that, on November 18, 2003, it issued an aggregate of 16,128,000 shares of common stock to Bruce Mogel, Larry B. Anderson and James T. Ligon.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by Ramirez International, which acted as independent auditors for the six months ended December 31, 2003 and performed audit services for us during this period. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our financial statements for the six months ended December 31, 2003.

        NATURE OF FEES           DECEMBER 31, 2003

Audit Fees (Financial)               $ 12,500
Audit Related Fees                   $      0
Tax Fees                             $      0
Other Fees                           $      0


The full Board of Directors pre-approves all audit and permissible non-audit services to be performed by the independent auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST DELTAVISION, INC.

  Dated: April 15, 2004             By:  /s/ Bruce Mogel
                                       --------------------------
                                         Bruce Mogel
                                         Chief Executive Officer
                                         (Principal Executive Officer)

  Dated: April 15, 2004             By:  /s/ Larry B. Anderson
                                       --------------------------
                                         Larry B. Anderson
                                         President

  Dated: April 15, 2004             By:  /s/ James T. Ligon
                                       --------------------------
                                         James T. Ligon
                                         Chief Financial Officer and Secretary
                                         (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Dated: April 15, 2004             By:  /s/ Bruce Mogel
                                       --------------------------
                                         Bruce Mogel
                                         Director

  Dated: April 15, 2004             By:  /s/ Larry B. Anderson
                                       --------------------------
                                         Larry B. Anderson
                                         Director

  Dated: April 15, 2004             By:  /s/ James T. Ligon
                                       --------------------------
                                         James T. Ligon
                                         Director

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                             FIRST DELTAVISION, INC.
                        (A Development Stage Enterprise)

                           December 31, 2003 and 2002

                                Table of Contents







Report of Independent Certified Public Accountants........................... 3

Financial Statements

         Balance Sheet....................................................... 4

         Statement of Operations............................................. 5

         Statement of Shareholders' Equity................................... 6

         Statement of Cash Flows............................................. 8

         Notes to Financial Statements....................................... 9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To:      The Board of Directors of
         First Deltavision, Inc.

We have audited the accompanying balance sheet of First Deltavision, Inc. (the "Company") (a Development Stage Enterprise) as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the six month period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The Company's financial statements as of June 30, 2003 and for the period July 31, 1984 (date of incorporation) through June 30, 2003 were audited by other auditors whose report, dated September 8, 2003, expressed an unqualified opinion with an explanatory paragraph regarding the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements referred to above present fairly, in all material respects, the financial position of First Deltavision, Inc. as of December 31, 2003 and the results of its operations and cash flows for the six month period ended December 31, 2003, and for the period from July 31, 1984 (date of incorporation) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.


/s/ Ramirez International
April 13, 2004
Irvine, CA

                             FIRST DELTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  DECEMBER 31,

                                                        2003         2002
                                                     ----------   ----------
                                                                  (Unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                        $ 265,000    $      --

Property and equipment:
    Office equipment                                    26,537           --
    Furniture and fixtures                              21,095           --
                                                     ---------    ---------
                                                        47,632           --

Accumulated depreciation                                  (651)          --
                                                     ---------    ---------
                                                        46,981           --
Intangible asset, net of accumulated
    amortization of $6,424                              96,366           --

Due from shareholders                                   60,000           --
                                                     ---------    ---------
    Total assets                                     $ 468,347    $      --
                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                 $  15,727    $      --
    Accounts payable - related party                        --       49,007
    Due to officers                                         --       38,031
    Note payable                                       100,000           --
                                                     ---------    ---------
      Total current liabilities                        115,727       87,038

Commitments and contingencies                               --           --

Stockholders' equity:
    Common stock, $0.001 par value; 100,000,000 shares
      authorized; 19,380,000 and 1,342,000 shares issued
      and outstanding, respectively                     19,380        1,342
    Additional paid in capital                         551,021      101,269
    Deficit accumulated during the development stage  (217,781)    (189,649)
                                                     ---------    ---------
      Total stockholders' equity                       352,620      (87,038)
                                                     ---------    ---------
Total liabilities and stockholders' equity           $ 468,347    $      --
                                                     =========    =========


The accompanying notes are an integral part of these financial statements.

                             FIRST DELTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                            Six Months Ended
                                             Cumulative from        --------------------------------
                                           inception (July 31,
                                             1984) through           December 31,     December  31,
                                            December 31, 2003           2003               2002
                                          ---------------------     -------------    ---------------
                                                                                         (Unaudited)
Revenue                                   $                  -      $           -                  -

General and administrative expenses                     217,781             8,335             15,365
                                          ---------------------     -------------    ---------------
Loss from operations before provision
  for income taxes                                     (217,781)           (8,335)           (15,365)

Provision for income taxes                                    -                -                   -
                                          ---------------------     -------------    ---------------
Net loss                                  $            (217,781)    $      (8,335)      $    (15,365)
                                          =====================     =============    ===============
Basic and diluted net loss per share                                $       (0.00)      $      (0.01)

Weighted average shares outstanding                                     5,599,178          1,342,000


The accompanying notes are an integral part of these financial statements.

                            FIRST DELTAVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' EQUITY
            FROM INCEPTION (JULY 31, 1984) THROUGH DECEMBER 31, 2003


                                                                                                    Deficit
                                                           Common Stock           Additional   Accumulated During
                                                    --------------------------      Paid-in      the Development
                                                      Shares          Amount        Capital           Stage            Total
                                                    -----------    -----------    -----------    ---------------    -----------
Balance, July 31, 1984                                       --    $        --    $        --    $            --    $        --

Issuance of common stock for
  cash at $0.629576                                      91,452             91         57,485                 --         57,576

Capital contributed by shareholder                           --             --          3,580                 --          3,580

Issuance of common stock for
  cash at $0.0124172                                     96,640             97          1,103                 --          1,200

Issuance of common stock for
  services rendered at $0.02101
  per share                                             611,908            612         37,388                 --         38,000

Issuance of common stock for
  services rendered at $0.008838
  per share                                             142,000            142          1,113                 --          1,255

Issuance of common stock for
  relief of debt at $0.0025 per share                   400,000            400            600                 --          1,000

Shares repurchased and cancelled
  at $0.334855 per share                               (746,592)          (747)      (249,253)                --       (250,000)

Shares issued to acquire KyoMedix                    15,166,000         15,166        (15,166)                --             --

Shares cancelled in rescission of
  KyoMedix acquisition                              (15,166,000)       (15,166)        15,166                 --             --

Shares reissued in recission of
  KyoMedix acquisition                                  746,592            747        249,253                 --        250,000

Net loss                                               (189,649)      (189,649)
                                                    -----------    -----------    -----------    ---------------    -----------
Balance, December 31, 2002 (Unaudited)                1,342,000    $     1,342    $   101,269    $      (189,649)   $   (87,038)
                                                    ===========    ===========    ===========    ===============    ===========


The accompanying notes are an integral part of these financial statements.

                             FIRST DELTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
            FROM INCEPTION (JULY 31, 1984) THROUGH DECEMBER 31, 2003
                                   (CONTINUED)


                                                                                                     Deficit
                                                          Common Stock            Additional    Accumulated During
                                                    --------------------------      Paid-in       the Development
                                                      Shares         Amount         Capital           Stage             Total
                                                    -----------    -----------    -----------    ---------------    -----------
Balance, December 31, 2002                            1,342,000    $     1,342    $   101,269    $      (189,649)   $   (87,038)

Issuance of common stock for
  relief of debt at $0.0062                          16,128,000         16,128         83,872                 --        100,000

Issuance of common stock for
  letter of indemnification at
  $0.0062 per share                                     450,000            450          2,340                 --         2,790

Issuance of common stock for
  cash at $0.25 per share                             1,460,000          1,460        363,540                 --        365,000

Net loss                                                     --             --             --            (28,132)       (28,132)
                                                    -----------    -----------    -----------    ---------------    -----------
Balance, December 31, 2003                           19,380,000    $    19,380    $   551,021    $      (217,781)   $   352,620
                                                    ===========    ===========    ===========    ===============    ===========

                            FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS


                                                                   Six Months Ended
                                                               --------------------------
                                            Cumulative From
                                           Inception (July 31,
                                              1984) Through    December 31,   December 31,
                                            December 31, 2003     2003           2002
                                            -----------------  ------------   -----------
                                                                              (Unaudited)
Cash flows from operating activities:
Net loss                                       $(217,781)      $  (8,335)      $ (15,365)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization expense            7,075           7,075              --
  Noncash expense                                 39,255              --              --
  Stock issued for relief of debt                  1,000              --              --
  Increase (decrease) in accounts
      payable                                     15,727          15,227          (1,230)
  Increase (decrease) in accounts
    payable - related party                           --         (65,467)          9,690
  Increase (decrease) in due to officers              --         (40,868)          6,905
                                               ---------       ---------       ---------
    Net cash used by operating activities       (154,724)        (92,368)             --
                                               ---------       ---------       ---------
Cash flows from investing activities:
  Purchase of property and equipment             (47,632)        (47,632)             --

Cash flows from financing activities:
  Proceeds from issuance of stock                523,776         465,000              --
  Advance to shareholders                        (60,000)        (60,000)             --
  Capital contributions                            3,580              --              --
                                               ---------       ---------       ---------
    Net cash provided by financing
      activities                                 467,356         405,000              --

Net increase in cash                             265,000         265,000              --
Cash and cash equivalents, beginning
  of period                                           --              --              --
                                               ---------       ---------       ---------
Cash and cash equivalents, end of period       $ 265,000       $ 265,000       $      --
                                               =========       =========       =========

Supplemental Schedule of Noncash Financing
    Activities:
  Issuance of a promissory note in exchange
    for a letter of indemnification            $ 100,000       $ 100,000       $      --

Issuance of common stock in exchange
    for a letter of indemnification            $   2,790       $   2,790       $      --

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


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

Company Operations - The Company has not engaged in any business activities that have produced revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company seeks to acquire, own, and operate hospitals and surgical services throughout the United States.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $8,335 and $217,781 during the six months ended December 31, 2003 and from inception (July 31, 1984) through December 31, 2003. In addition, the Company had working capital of $149,273 at December 31, 2003 and the Company did not pay any compensation to its officers and directors during the six months ended December 31, 2003. These factors, among others, raise doubt about the Company's ability to continue as a going concern. The Company has raised a total of $565,000 through stock sales from December 2003 through March 2004. Management believes the Company has sufficient funds and the ability to raise additional capital to meet its continuing obligations for the foreseeable future.

Basis of Presentation - In January 2004, the Company's board of directors changed the Company's fiscal year end from June 30 to December 31. The accompanying financial statements have been audited for the transitional six month period ended December 31, 2003. The accompanying financial statements as of and for the six months ended December 31, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for the six months period then ended have been made.

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

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period.

Fair Value of Financial Instruments - The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments.

Net Loss per Common Share - Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of December 31, 2003, the Company has determined that no impairment of its long-lived assets exists.

Goodwill and  Intangible  Assets - On July 20, 2001,  the  Financial  Accounting
Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets," No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial
Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 144, 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

During 1996, the Company issued 611,908 shares of common stock for consulting fees valued at $38,000 (or $.062101 per share) resulting in a change in control of the Company.

During the year ended June 30, 1998, the Company issued 142,000 shares of common stock for services rendered. Total proceeds amounted to $1,255 (or $.008838 per share). The Company previously reported the issuance as 140,000 shares of common stock. The financial statements have been restated for the years ended June 30, 1999 and 1998 to reflect the issuance of an additional 2,000 shares of common stock related to services previously rendered.

In January 2000, the board of directors approved a compensation agreement that included the issuance of a total of 400,000 shares of common stock to two shareholders, 200,000 to each, for services rendered which were valued at $1,000. The shares were issued in August 2000 for $.0025 per share.

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


In November 2003, the board of directors approved the issuance of 16,128,000 shares of common stock to three individuals ("the Purchasers") for $100,000, pursuant to a certain Stock Purchase Agreement. In connection with this stock sale, the Company issued a promissory note for $100,000 to the former president and director of the Company and 450,000 shares of common stock to the former president and director of the Company, and a shareholder, in exchange for a certain letter of indemnification. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company.

In December 2003, the Company issued 1,460,000 shares of its common stock at $0.25 per share for cash proceeds of $365,000. In January 2004, the Company issued an additional 200,000 shares of its common stock at $0.25 per share for cash proceeds of $50,000.

In February and March 2004, the Company issued 150,000 shares of its common stock at $1.00 per share for cash proceeds of $150,000.

Stock Splits - On December 9, 1988, the Company effected a 5-for-1 forward stock split. On April 23, 1997, the Company effected a 248.399-for-1 reverse stock split. On April 4, 2002, the Company effected a 4-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect these stock splits.


NOTE 4 - NOTE PAYABLE

In connection with the Company's sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note to the former president and director of the Company in the amount of $100,000. The Company received a letter of indemnification which holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The promissory note dated November 18, 2003 has a term of 90 days and bears interest at 10% per annum. The Company repaid the promissory note in full on February 18, 2004.


NOTE 5 - INTANGIBLE ASSET

In connection with the Company's stock sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note of $100,000 and 450,000 shares of its common stock in exchange for a letter of indemnification from the Company's former President and shareholder. The 450,000 shares of common stock were valued by the Company at $0.0062 per share. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The Company has recorded the letter of indemnification as an intangible asset of $102,790 based on the total fair market value of the promissory note and common stock issued. The Company is amortizing the

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


intangible asset using the straight-line method over the enforceable life of the letter of indemnification of two years. During the six months ended December 31, 2003 and 2002, the Company incurred amortization expense of $6,424 and nil.


NOTE 6 - INCOME TAXES

The Company has not made a provision for income taxes because of its financial statement and tax losses since its inception on July 31, 1984. A valuation allowance has been used to offset the recognition of any deferred tax assets related to net operating loss carryforwards due to the uncertainty of future realization. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

At December 31, 2003 and 2002, the Company had unused operating loss carryforwards of approximately $116,000 and $88,300, respectively, which may be applied against future taxable income in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $41,000 and $27,100 at December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,200 and $2,300 during the six months ended December 31, 2003 and 2002, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended December 31, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

Office  Space  -  The  Company  has  not  had  a  need  to  rent  office  space.
Officers/shareholders of the Company are allowing the Company to use their office as a mailing address, as needed, at no expense to the Company.

Due to/from Shareholders and Officers - During the six months ended December 31, 2003 and 2002, the Company's President paid expenses on behalf of the Company totaling $1,518 and $6,905, respectively. During the six months ended December 31, 2003 and 2002, the Company advanced $60,000 and nil, respectively, to the officers and majority shareholders of the Company. At December 31, 2003 and 2002, the total amount due to the Company's president was nil and $38,031, respectively. At December 31, 2003 and 2002, the total amount due from the Company's officers and majority shareholders was $60,000 and nil, respectively. The amounts due to/from shareholders and officers bear no interest and are due when funds are available.

Accounts Payable - A shareholder of the Company provided legal services to the Company. At December 31, 2003 and 2002, the value of the services rendered but unpaid was nil and $49,007. This amount bears no interest and is due when funds are available.

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                        Six Months Ended
                                                    ---------------------------
                                                       December        December
                                                       31, 2003        31, 2002
                                                    ---------------------------
                                                                    (Unaudited)
Loss from continuing operations available
to common shareholders (numerator)                  $    (8,335)   $    (15,365)

Weighted average number of common
shares used in loss per share during
the period (denominator)                              5,599,178       1,342,000


Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Contingencies - In the ordinary course of business, the Company is subject to legal proceedings and claims. The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position and results of operations.


NOTE 10 - SUBSEQUENT EVENTS

On January 1, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization with Mogel Management Group, Inc. ("MMG"), an entity with certain common ownership with the Company, and the shareholders of MMG. The Company purchased all of the issued and outstanding stock of MMG, 48 million shares, in exchange for the issuance of three promissory notes with a total face value of $60,000. The notes bear interest at 6% per annum and are due and payable on December 31, 2004. MMG was organized under the laws of the State of Nevada on October 2, 2003 and has not engaged in any business activities that have produced any revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Effective January 1, 2004, the Company entered into employment agreements with each of its three officers and an employee. Among other terms, the officer employment agreements provide each officer an annual salary of $250,000 and a minimum annual bonus of $50,000. Among other terms, the employee employment agreement provides the employee an annual salary of $43,760. For two of the officer agreements, fifty percent of the annual salary and bonus will be deferred until the Company receives at least $5 million in gross revenues from all sources. For one of the officer agreements, one hundred percent of the annual salary and bonus will be deferred until the Company receives at least $5 million in gross revenues from all sources. The officer employment agreements have a term of five years terminating on December 31, 2008.

Effective March 4, 2004, the Company's board of directors changed the Company's name to "Integrated Healthcare Holdings, Inc."