Form 10-Q
period 2004-03-31
FIRST DELTAVISION INC
filed 2004-05-17
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For        the transition period from           to

                         Commission File Number: 0-23511

                             FIRST DELTAVISION, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    87-0412182
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 695 Town Center Drive, Suite 260, Costa Mesa, California             92626
         (Address of principal executive offices)                   (Zip Code)

                                 (714) 434-9191
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

As of May 10, 2004, there were outstanding 19,680,000 shares of the issuer's common stock, par value $0.0001 per share.


Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                             FIRST DELTAVISION, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                           Page
                                                                          Number

PART I      FINANCIAL INFORMATION..............................................3

Item 1.     Financial Statements:..............................................3

            Unaudited Condensed Consolidated Balance Sheet as of
            March 31, 2004 and December 31, 2003...............................3

            Unaudited Condensed Consolidated Statement of Operations
            for the three months ended March 31, 2004 and 2003.................4

            Unaudited Condensed Consolidated Statement of Cash Flows
            for the three months ended March 31, 2004 and 2003.................5

            Notes to Unaudited Condensed Consolidated Financial
            Statements.........................................................6

Item 2.     Management's Discussion and Analysis or Plan of Operation.........12

Item 3.     Controls and Procedures...........................................13

PART II     OTHER INFORMATION.................................................13

Item 1.     Legal Proceedings.................................................13

Item 2.     Changes in Securities.............................................13

Item 3.     Defaults Upon Senior Securities...................................14

Item 4.     Submission of Matters to a Vote of Security Holders...............14

Item 5.     Other Information.................................................14

Item 6.     Exhibits and Reports on Form 8-K..................................14

SIGNATURES....................................................................16
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.


                             FIRST DELTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  March 31,     December 31,
                                                                     2004           2003
                                                                 -----------    -----------
                                                                 (Unaudited)
                                     ASSETS
Current assets
      Cash and cash equivalents                                  $   111,070    $   265,000
                                                                 -----------    -----------
         Total current assets                                        111,070        265,000
Property and equipment:
      Office equipment                                                35,162         26,537
      Furniture and fixtures                                          27,347         21,095
                                                                 -----------    -----------
                                                                      62,509         47,632
      Accumulated depreciation                                        (2,981)          (651)
                                                                 -----------    -----------
                                                                      59,528         46,981
Intangible asset, net of accumulated
      amortization of $19,273 and $6,424                              83,517         96,366
Due from shareholders                                                 45,000         60,000
Deposits                                                               7,794             --
                                                                 -----------    -----------
      Total assets                                               $   306,909    $   468,347
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                           $    16,900    $    15,727
      Accrued compensation and benefits                              209,908             --
      Notes payable to shareholders                                   60,000             --
      Note payable                                                        --        100,000
                                                                 -----------    -----------
         Total current liabilities                                   286,808        115,727

Commitments and contingencies                                             --             --

Stockholders' equity:
      Common stock, $0.001 par value; 100,000,000 shares
         authorized; 19,690,000 and 19,380,000 shares issued
         and outstanding, respectively                                19,580         19,380
      Additional paid in capital                                     750,821        551,021
      Deficit accumulated during the development stage              (750,300)      (217,781)
                                                                 -----------    -----------
         Total stockholders' equity                                   20,101        352,620
                                                                 -----------    -----------
Total liabilities and stockholders' equity                       $   306,909    $   468,347
                                                                 ===========    ===========

            The accompanying condensed notes are an integral part of
                      these condensed financial statements.

                             FIRST DELTAVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                         Cumulative from          Three Months Ended
                                       inception (July 31,  ------------------------------
                                          1984) through
                                            March 31,         March 31,         March 31,
                                              2004              2004              2003
                                          ------------      ------------      ------------
                                           (Unaudited)       (Unaudited)       (Unaudited)
Revenue                                   $         --      $         --      $         --

General and administrative expenses            709,913           492,132             1,979
                                          ------------      ------------      ------------
Loss from operations before provision
  for income taxes                            (709,913)         (492,132)           (1,979)

Provision for income taxes                          --                --                --
                                          ------------      ------------      ------------
Net loss                                  $   (709,913)     $   (492,132)     $     (1,979)
                                          ============      ============      ============

Basic and diluted net loss per share                        ($      0.03)     ($      0.00)

Weighted average shares outstanding                           19,582,667         1,342,000

            The accompanying condensed notes are an integral part of
                      these condensed financial statements.

                           FIRST DELTAVISION, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Three Months Ended
                                                         Cumulative From  --------------------------
                                                            Inception
                                                         (July 31, 1984)
                                                          Through March    March 31,       March 31,
                                                            31, 2004          2004           2003
                                                           -----------    -----------    -----------
                                                           (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss                                                   $  (709,913)   $  (492,132)   $   (17,344)
Adjustments to reconcile net loss to cash
  used in operating activities:
      Depreciation and amortization expense                     22,254         15,179             --
      Noncash expense                                           39,255             --             --
      Stock issued for relief of debt                            1,000             --             --
      Increase (decrease) in accounts payable                    6,900         (8,827)        (1,230)
      Increase in accrued compensation and benefits            209,908        209,908             --
      Increase in accounts payable - related party                  --             --         18,574
                                                           -----------    -----------    -----------
        Net cash used in operating activities                 (430,596)      (275,872)            --
                                                           -----------    -----------    -----------
Cash flows from investing activities:
      Purchase of property and equipment                       (62,509)       (14,877)            --
      Acquistion, net of cash acquired                           8,534          8,534             --
                                                           -----------    -----------    -----------
        Net cash used in investing activities                  (53,975)        (6,343)            --
Cash flows from financing activities:
      Proceeds from issuance of stock                          727,356        200,000             --
      Repayment of promissory note                            (100,000)      (100,000)            --
      Advances (to) from shareholders                          (31,715)        28,285             --
                                                           -----------    -----------    -----------
        Net cash provided in financing activities              595,641        128,285             --
                                                           -----------    -----------    -----------

Net increase (decrease) in cash                                111,070       (153,930)            --
Cash and cash equivalents, beginning of period                      --        265,000             --
                                                           -----------    -----------    -----------

Cash and cash equivalents, end of period                   $   111,070    $   111,070    $        --
                                                           ===========    ===========    ===========

Supplemental Schedule of Noncash Financing Activities:
 Issuance of a promissory note in exchange
   for a letter of indemnification                         $   100,000    $        --    $        --

 Issuance of common stock in exchange
   for a letter of indemnification                         $     2,790    $        --    $        --

 Issuance of promissory notes for acquisition
   of Mogel Management Group, Inc.                         $    60,000    $    60,000    $        --

            The accompanying condensed notes are an integral part of
                      these condensed financial statements.

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $492,132 and $709,913 during the three months ended March 31, 2004 and from inception (July 31, 1984) through March 31, 2004. In addition, the Company had negative working capital of $175,738 at March 31, 2004. These factors, among others, raise doubt about the Company's ability to continue as a going concern. The Company has raised a total of $565,000 through stock sales from December 2003 through March 2004. Management believes the Company has sufficient funds and the ability to raise additional capital to meet its continuing obligations for the foreseeable future.

Basis of Presentation - In January 2004, the Company's board of directors changed the Company's fiscal year end from June 30 to December 31. The accompanying financial statements have been audited for the transitional six month period ended December 31, 2003. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for the three months period then ended have been made.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period.

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

Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of March 31, 2004, the Company has determined that no impairment of its long-lived assets exists.

Goodwill and Intangible Assets - On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

In January 2004, the Company issued 200,000 shares of its common stock at $0.25 per share for cash proceeds of $50,000.

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

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

NOTE 5 - INTANGIBLE ASSET

In connection with the Company's stock sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note of $100,000 and 450,000 shares of its common stock in exchange for a letter of indemnification from the Company's former President and shareholder. The 450,000 shares of common stock were valued by the Company at $0.0062 per share. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The Company has recorded the letter of indemnification as an intangible asset of $102,790 based on the total fair market value of the promissory note and common stock issued. The Company is amortizing the intangible asset using the straight-line method over the enforceable life of the letter of indemnification of two years. During the three months ended March 31, 2004 and 2003, the Company incurred amortization expense of $12,849 and nil, respectively.

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

At March 31, 2004 and December 31, 2003, the Company had unused operating loss carryforwards of approximately $608,000 and $116,000, respectively, which may be applied against future taxable income in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $252,000 and $41,000 at March 31, 2004 and December 31, 2003, respectively, with an

                             FIRST DELTAVISION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $211,000 during the three months ended March 31, 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to/from Shareholders and Officers - During the three months ended March 31, 2004 and 2003, the Company's President paid expenses on behalf of the Company totaling nil and $1,676, respectively. At March 31, 2004 and December 31, 2003, the total amount due to the Company's president was nil and $38,031, respectively. At March 31, 2004 and December 31, 2003, the total amount due from the Company's officers and majority shareholders was $45,000 and $60,000, respectively. The amounts due from shareholders and officers bear no interest and are due when funds are available.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                        Three Months Ended
                                                  ------------------------------
                                                   March 31,          March 31,
                                                      2004              2003
                                                  ------------     -------------
                                                  (Unaudited)       (Unaudited)

      Loss from continuing operations available
       to common shareholders (numerator)         $   (492,132)    $     (1,979)

      Weighted average number of common
       shares used in loss per share during
       the period (denominator)                     19,582,667        1,342,000

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      INTRODUCTION

      As used in this annual report, the terms "we", "us", "our", "the Company" or "First Deltavision" mean First Deltavision, Inc., unless otherwise indicated.

      In the first quarter of 2004, the Board of Directors and shareholders of the Company approved a change in the Company's name to "Integrated Healthcare Holdings, Inc." to better reflect the Company's planned new business operations. The name change will become effective on or after May 18, 2004.

      This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Transition Report on Form 10-K filed on April 15, 2004, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

      We have identified a number of hospitals and healthcare facilities as potential acquisition targets. We are currently exploring, among other things, the possible acquisition of one or more of the hospital assets that are being divested by Tenet Healthcare Corporation. As of the date of this report, we have no agreements relating to acquisitions.

      During the three months ended March 31, 2004, the Company earned no revenues.

      Over the next twelve months we will require additional cash financing, whether or not we complete an acquisition of a healthcare facility. The Company generated losses from continuing operations of $492,132 during the three months ended March 31, 2004. In addition, the Company had working capital of $175,737 at March 31, 2004. If we do not acquire a facility, we estimate that we can satisfy our cash requirements for approximately three months following the date of this report, after which we will need to raise additional funds. If we acquire a facility, we expect to seek additional financing in connection with the acquisition. There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds, we may be forced to scale down or cease our operations.

      Currently there are four full time employees of the Company. We do not expect any material changes in the number of employees over the next 12 months, unless we are successful in acquiring a healthcare facility, in which case our employment base will increase significantly.

      As of the March 31, 2004, the Company had no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-B
Item 303(c).

      ITEM 3. CONTROLS AND PROCEDURES.

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

In January 2004, the Company sold 200,000 shares of Common Stock at $0.25 per share, and in March 2004, the Company sold 150,000 shares of Common Stock at $1.00 per share, in private placement transactions without registration under the Securities Act of 1933, as amended. All of these offers and sales of stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933, pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 4, 2004, stockholders holding a majority of the voting power of the Company's Common Stock took action by written consent for the purpose of amending our Amended and Restated Articles of Incorporation to change the name of the Company to "Integrated Healthcare Holdings, Inc." Approval of this matter required the majority vote of the holders of the outstanding shares of Common Stock. As of March 4, 2004, there were 17,920,000 shares of our Common Stock outstanding, and the Company received the written consent of holders of 16,128,000 shares of Common Stock to this action.

      On April 29, 2004, the Company filed an Information Statement on Form 14C reporting the taking of this action by written consent, which will become effective on or after May 18, 2004.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

                  Exhibit
                  Number   Description
                  ------   -----------

                  10.1 Employment Agreement with Bruce Mogel, dated January 1, 2004, incorporated herein by reference from
                           Exhibit 10.1 to the Company's Transition Report on Form 10-K filed with the Commission on April 15, 2004.

                  10.2 Employment Agreement with Larry B. Anderson, dated January 1, 2004, incorporated herein by reference from Exhibit 10.2 to the Company's Transition Report on Form 10-K filed with the Commission on April 15, 2004.

                  10.3 Employment Agreement with James T. Ligon, dated January 1, 2004, incorporated herein by reference from Exhibit 10.3 to the Company's Transition Report on Form 10-K filed with the Commission on April 15, 2004.

                  10.4 Securities Purchase Agreement by and among First Deltavision, Inc., Mogel Management Group, Inc., and the stockholders of Management Group, Inc., dated as of January 1, 2004, incorporated herein by reference from Exhibit Number 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 16, 2004.

                  31.1     Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On January 16, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K, dated January 1, 2004, and including:
(i) a report under Item 2 disclosing the acquisition of Mogel Management Group, Inc.; (ii) a report under Item 5 disclosing a change in our principal executive offices and completion of a private placement; and (iii) a report under Item 8 disclosing a change in our fiscal year. This report was amended on March 16, 2004 to include financial statements reportable under Item 7, and amended again on March 24, 2004 for certain minor corrections.

      On March 8, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K, dated March 1, 2004, and including a report under Item 4 disclosing a change in our certifying accountant. This report was amended on March 15, 2004.

      On March 11, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K, dated March 10, 2004, and including a report under Item 5 disclosing a press release issued by the Company.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST DELTAVISION, INC.

   Dated: May 14, 2004              By:  /s/ James Ligon
                                         ---------------------------------------
                                           James Ligon
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)