Form 10QSB
period 2004-06-30
Integrated Healthcare Holdings
filed 2004-08-16
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR
             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

                         Commission File Number: 0-23511

                                   ----------

                      Integrated Healthcare Holdings, Inc.

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

                             First Deltavision, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of August 10, 2004, there were outstanding 19,730,000 shares of the issuer's common stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      Integrated Healthcare Holdings, Inc.
                                   FORM 10-QSB

                                Table of Contents
--------------------------------------------------------------------------------
                                                                          Page
                                                                         Number
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:                                         1

              Unaudited Condensed Consolidated Balance Sheet as of
              June 30, 2004 and December 31, 2003                           2

              Unaudited Condensed Consolidated Statement of Operations
              for the three and six months ended June 30, 2004 and 2003     3

              Unaudited Condensed Consolidated Statement of Cash Flows
              for the six months ended June 30, 2004 and 2003               4

              Notes to Unaudited Condensed Consolidated Financial
              Statements                                                 5-11

Item 2.       Management's Discussion and Analysis or Plan of Operation    11

Item 3.       Controls and Procedures                                      13

PART II       OTHER INFORMATION                                            13

Item 1.       Legal Proceedings                                            13

Item 2.       Changes in Securities                                        13

Item 3.       Defaults Upon Senior Securities                              14

Item 4.       Submission of Matters to a Vote of Security Holders          14

Item 5.       Other Information                                            14

Item 6.       Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                 15
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                         (A Development Stage Company)
                      Unaudited Consolidated Balance Sheet

                                                                                June 30,         December 31,
                                                                                 2004              2003
                                                                              -----------        -----------
                                                                              (Unaudited)
                                     ASSETS
Current assets
      Cash and cash equivalents                                               $    18,005        $   265,000
                                                                              -----------        -----------
         Total current assets                                                      18,005            265,000
Property and equipment:
      Office equipment                                                             39,546             26,537
      Furniture and fixtures                                                       27,347             21,095
                                                                              -----------        -----------
                                                                                   66,893             47,632
      Accumulated depreciation                                                     (5,660)              (651)
                                                                              -----------        -----------
                                                                                   61,233             46,981
Intangible asset, net of accumulated
      amortization of $32,122 and $6,424                                           70,668             96,366
Due from shareholders                                                                  --             60,000
Deposits                                                                            7,794                 --
                                                                              -----------        -----------
      Total assets                                                            $   157,700        $   468,347
                                                                              ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                        $    20,126        $    15,727
      Accrued compensation and benefits                                           438,080                 --
      Notes payable to shareholders                                                60,000                 --
      Note payable                                                                     --            100,000
                                                                              -----------        -----------
       Total current liabilities                                                  518,206            115,727
Commitments and contingencies                                                          --                 --
Stockholders' equity:
      Common stock, $0.001 par value; 100,000,000 shares
          authorized; 19,630,000 and 19,380,000 shares issued
         and outstanding, respectively                                             19,580             19,380
      Additional paid in capital                                                  800,822            551,021
      Deficit accumulated during the development stage                         (1,180,908)          (217,781)
                                                                              -----------        -----------
         Total stockholders' equity                                              (360,506)           352,620
                                                                              -----------        -----------
Total liabilities and stockholders' equity                                    $   157,700        $   468,347
                                                                              ===========        ===========

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                         (A Development Stage Company)
                 Unaudited Consolidated Statement of Operations

                                                                Three Months Ended                      Six Months Ended
                                                         ---------------------------------       -----------------------------------
                                      Cumulative from
                                     inception (July 31,
                                     1984) through June       June 30,        June 30,             June 30,           June 30,
                                        30, 2004               2004            2003                  2004               2003
                                      (Unaudited)          (Unaudited)       (Unaudited)          (Unaudited)        (Unaudited)
                                      ------------        ------------        ------------        ------------        ------------
Revenue                               $         --        $         --        $         --        $         --        $         --
General and administrative expenses      1,140,521             430,608              17,818             922,740              19,797
                                      ------------        ------------        ------------        ------------        ------------
Loss from operations before provision
 for income taxes                       (1,140,521)           (430,608)            (17,818)           (922,740)            (19,797)

Provision for income taxes                      --                  --                  --                  --                  --
                                                                                                                      ------------
                                                                                                                      ------------
Net loss                              $ (1,140,521)       $   (430,608)       $    (17,818)       $   (922,740)       $    (19,797)
                                      ============        ============        ============        ============        ============
                                                                                                                      ------------
                                                                                                                      ------------
Basic and diluted net loss per share                      ($      0.02)       ($      0.01)       ($      0.05)       ($      0.02)
Weighted average shares outstanding                         19,590,000           1,342,000          19,510,778           1,342,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                 Unaudited Consolidated Statement of Cash Flows

                                                                                        Six Months Ended
                                                           Cumulative From
                                                          Inception (July 31,
                                                          1984) Through June      June 30,           June 30,
                                                                30, 2004            2004              2003
                                                              (Unaudited)        (Unaudited)        (Unaudited)
                                                              -----------        -----------        -----------
Cash flows from operating activities:
Net loss                                                      $(1,140,521)       $  (922,740)       $   (19,797)
Adjustments to reconcile net loss to cash
 used in operating activities:
        Depreciation and amortization expense                      37,782             30,707                 --
    Noncash expense                                                39,255                 --                 --
    Stock issued for relief of debt                                 1,000                 --                 --
       Increase (decrease) in accounts payable                     10,126             (5,601)               500
    Increase in accrued compensation and benefits                 438,080            438,080                 --
    Increase in accounts payable - related parties                     --                 --             19,297
                                                              -----------        -----------        -----------
        Net cash used in operating activities                    (614,278)          (459,554)                --
                                                              -----------        -----------        -----------
Cash flows from investing activities:
          Purchase of property and equipment                      (66,892)           (19,260)                --
        Acquisition of Mogel Management Group Inc., net             8,534              8,534                 --
                                                              -----------        -----------        -----------
        Net cash used in investing activities                     (58,358)           (10,726)                --
Cash flows from financing activities:
    Proceeds from issuance of stock                               777,356            250,000                 --
    Repayment of promissory note                                 (100,000)          (100,000)                --
    Advances (to) from shareholders                                13,285             73,285                 --
                                                              -----------        -----------        -----------
     Net cash provided by financing activities                    690,641            223,285                 --
                                                              -----------        -----------        -----------
Net increase (decrease) in cash                                    18,005           (246,995)                --
Cash and cash equivalents, beginning of period                         --            265,000                 --
                                                              -----------        -----------        -----------
Cash and cash equivalents, end of period                      $    18,005        $    18,005        $        --
                                                              ===========        ===========        ===========
Supplemental cash flow information:
Cash paid for interest and income taxes                       $        --        $        --        $        --
Supplemental Schedule of Noncash Financing Activities:
Issuance of a promissory note and common stock
  in exchange for a letter of indemnification                 $   102,790        $        --        $        --
Issuance of promissory notes for acquisition
  of Mogel Management Group, Inc.                             $    60,000        $    60,000        $        --

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                          (A Development Stage Company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Integrated Healthcare Holdings, Inc. ("the Company") was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah. In December 1988, the Company merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

On March 4, 2004, the Company's board of directors changed the Company's name from "First Deltavision, Inc." to "Integrated Healthcare Holdings, Inc.", and the name change became effective on May 18, 2004.

Company Operations - The Company has not engaged in any business activities that have produced revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company seeks to acquire, own, and operate hospitals and surgical services throughout the United States.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $922,740 and $1,140,521 during the six months ended June 30, 2004 and from inception (July 31, 1984) through June 30, 2004, respectively. In addition, the Company had negative working capital of $500,201 at June 30, 2004. These factors, among others, raise doubt about the Company's ability to continue as a going concern. The Company has raised a total of $715,000 through stock sales during the twelve months ended June 30, 2004. Management believes the Company has sufficient funds, the ability to raise additional capital, and the ability to reduce administrative expenses to meet its continuing obligations for the foreseeable future.

      Basis of Presentation - In January 2004, the Company's board of directors changed the Company's fiscal year end from June 30 to December 31. The accompanying financial statements have been audited for the transitional six month period ended December 31, 2003. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for the six months period then ended have been made.

      Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

      Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of June 30, 2004, the Company has determined that no impairment of its long-lived assets exists.

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

      NOTE 2 - ACQUISITIONS AND RESCISSION OF ACQUISITION

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

On January 1, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization with Mogel Management Group, Inc. ("MMG"), an entity with certain common ownership with the Company, and the shareholders of MMG. The Company purchased all of the issued and outstanding stock of MMG, 48 million shares, in exchange for the issuance of three promissory notes to the stockholders of MMG, Inc. with a total face value of $60,000. The fair value of the tangible assets acquired in excess of liabilities assumed amounted to $15,000, which resulted in goodwill of $45,000. During the three months ended June 30, 2004, the Company recorded an impairment charge of $45,000 related to the goodwill from the MMG, Inc. acquisition. The notes bear interest at 6% per annum and are due and payable on December 31, 2004. MMG was organized under the laws of the State of Nevada on October 2, 2003 and has not engaged in any business activities that have produced any revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

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

      During the three months ended March 31, 2004, the Company issued 350,000 shares of its common stock at $0.25 and $1.00 per share for net cash proceeds of $200,000. During the three months ended June 30, 2004 the Company issued an additional 50,000 shares of its common stock at $1.00 per share for net cash proceeds of $50,000.

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

      NOTE 5 - INTANGIBLE ASSET

      In connection with the Company's stock sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note of $100,000 and 450,000 shares of its common stock in exchange for a letter of indemnification from the Company's former President and shareholder. The 450,000 shares of common stock were valued by the Company at $0.0062 per share. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The Company has recorded the letter of indemnification as an intangible asset of $102,790 based on the total fair market value of the promissory note and common stock issued. The Company is amortizing the intangible asset using the straight-line method over the enforceable life of the letter of indemnification of two years. During the six months ended June 30, 2004 and 2003, the Company incurred amortization expense of $25,698 and nil, respectively.

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

      At June 30, 2004 and December 31, 2003, the Company had unused operating loss carryforwards of approximately $1,030,000 and $108,000, respectively, which may be applied against future taxable income in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred federal and state tax assets were approximately $444,000 and $41,000 at June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $403,000 during the six months ended June 30, 2004.

      NOTE 7 - RELATED PARTY TRANSACTIONS

      Due to/from Shareholders and Officers - During the six months ended June 30, 2004 and 2003, the Company's President paid expenses on behalf of the Company totaling nil and $1,676, respectively. At June 30, 2004 and December 31, 2003, the total amount due to the Company's president was nil and $38,031, respectively. At June 30, 2004 and December 31, 2003, the total amount due from the Company's officers and majority shareholders was nil and $60,000, respectively. The amounts due from shareholders and officers bear no interest and are due when funds are available.

      NOTE 8 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods presented:

                                                        Three Months Ended                      Six Months Ended
                                                --------------------------------        ------------------------------------
                                                June 30, 2004      June 30, 2003        June 30, 2004        June 30, 2003
                                                ------------        ------------        ------------        ------------
                                                                                        (Unaudited)         (Unaudited)
Loss from continuing operations available
to common shareholders (numerator)              $   (430,608)       $    (17,818)       $   (922,740)       $    (19,797)
Weighted average number of common
shares used in loss per share during
the period (denominator)                          19,590,000           1,342,000          19,510,778           1,342,000

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

      Commitments - The Company leases its operating facility under an operating lease agreement. The Company's facility lease expires in January 2006. Future minimum lease payments under the non-cancelable lease agreement as of June 30, 2004 are:

     June 30,
     --------
       2005       $       51,960
       2006               30,310
                  ---------------
                  $       82,270
                  ---------------

NOTE 10 - SUBSEQUENT EVENT

In July 2004, the Company issued 100,000 shares of its common stock at $0.50 per share for net cash proceeds of $50,000.

      Introduction

      As used in this report, the terms "we", "us", "our", "the Company" or "Integrated Healthcare Holdings" mean Integrated Healthcare Holdings, Inc., unless otherwise indicated.

      In the first quarter of 2004, the Board of Directors and shareholders of the Company approved a change in the Company's name to "Integrated Healthcare Holdings, Inc." from "First Deltavision, Inc." to better reflect our planned operations. The name change became effective on May 18, 2004.

      This Quarterly Report on Form 10-QSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Transition Report on Form 10-K filed on April 15, 2004, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

      During the three months ended June 30, 2004, the Company earned no revenues.

      Over the next twelve months we will require additional cash financing, whether or not we complete an acquisition of a healthcare facility. The Company generated losses from continuing operations of $430,608 during the three months ended June 30, 2004. In addition, the Company had negative working capital of $500,201 at June 30, 2004. If we do not acquire a facility, we estimate that we can satisfy our cash requirements for approximately two months following the date of this report, after which we will need to raise additional funds. If we acquire a facility, we expect to seek additional financing in connection with the acquisition. There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds, we may be forced to scale down or cease our operations.

      Currently there are four full time employees of the Company. We do not expect any material changes in the number of employees over the next 12 months, unless we are successful in acquiring a healthcare facility, in which case our employment base will increase significantly.

      As of the June 30, 2004, the Company had no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-B
Item 303(c).

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

PART II. OTHER INFORMATION.

Item 1. Legal proceedings

      We are not a party to any legal proceedings.

Item 2. Changes in Securities.

      None.

Item 3. Defaults upon senior securities.

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          Exhibit
          -------
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

          10.4 Securities Purchase Agreement by and among Integrated Healthcare Holdings, Inc., Mogel Management Group, Inc., and the stockholders of Management Group, Inc., dated as of January 1, 2004, incorporated herein by reference from Exhibit Number 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 16, 2004.

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

      None.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 13, 2004              By:  /s/ James Ligon
                                         -------------------------------------
                                         James Ligon
                                         Chief Financial Officer and Secretary
                                         (Principal Financial Officer)