Form 10QSB
period 2004-09-30
Integrated Healthcare Holdings
filed 2004-11-15
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB
   (Mark One)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number: 0-23511

                          ----------------------------

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

                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of November 8, 2004, there were outstanding 20,390,000 shares of the issuer's common stock, par value $0.0001 per share.

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

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Unaudited Consolidated Balance Sheet as of September 30,
            2004 and December 31, 2003                                       1

            Unaudited Consolidated Statement of Operations for the
            three and nine months ended September 30, 2004 and 2003          2

            Unaudited Consolidated Statement of Cash Flows for the
            nine months ended September 30, 2004 and 2003                    3

            Notes to Unaudited Consolidated Financial Statements             4

Item 2.     Management's Discussion and Analysis or Plan of Operation       12

Item 3.     Controls and Procedures                                         13

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     14

Item 3.     Defaults Upon Senior Securities                                 14

Item 4.     Submission of Matters to a Vote of Security Holders             14

Item 5.     Other Information                                               15

Item 6.     Exhibits                                                        15

SIGNATURES                                                                  16
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                     September 30,  December 31,
                                                        2004             2003
                                                     ------------   -----------
                                                    (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                          $  14,464       $ 265,000
                                                      ---------       ---------
        Total current assets                             14,464         265,000

Property and equipment:
   Office equipment                                      39,834          26,537
   Furniture and fixtures                                27,347          21,095
                                                      ---------       ---------
                                                         67,181          47,632
   Accumulated depreciation                              (8,474)           (651)
                                                      ---------       ---------
                                                         58,707          46,981
Intangible asset, net of accumulated
   amortization of $44,971 and $6,424                    57,819          96,366
Due from shareholders                                        --          60,000
Deposits                                                  7,794              --
                                                      ---------       ---------
   Total assets                                       $ 138,784       $ 468,347
                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                 $    70,797    $    15,727
   Accrued compensation and benefits                    739,540             --
   Notes payable to shareholders                         60,000             --
   Note payable                                              --        100,000
                                                    -----------    -----------
     Total current liabilities                          870,337        115,727

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $0.001 par value; 50,000,000
        shares authorized; 24,380,000 and 19,380,000
        shares issued and outstanding, respectively      20,100         19,380
   Additional paid in capital                           920,302        551,021
   Deficit accumulated during the development stage  (1,671,955)      (217,781)
                                                    -----------    -----------
        Total stockholders' equity                     (731,553)       352,620

                                                    -----------    -----------
Total liabilities and stockholders' equity          $   138,784    $   468,347
                                                    ===========    ===========

    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                      Cumulative from
                                         inception          Three Months Ended               Nine Months Ended
                                      (July 31, 1984)   ---------------------------    ----------------------------
                                          through
                                        September 30,    September       September       September       September
                                            2004         30, 2004        30, 2003        30, 2004        30, 2003
                                        ------------    ------------    ------------    ------------    ------------
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
Revenue                                 $         --    $         --    $         --    $         --    $         --

General and administrative expenses        1,631,569         491,048           3,838       1,413,788          23,635
                                        ------------    ------------    ------------    ------------    ------------

Loss from operations before provision
   for income taxes                       (1,631,569)       (491,048)         (3,838)     (1,413,788)        (23,635)
Provision for income taxes                        --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------
Net loss                                $ (1,631,569)   $   (491,048)   $     (3,838)   $ (1,413,788)   $    (23,635)
                                        ============    ============    ============    ============    ============

Basic and diluted net loss per share                          ($0.02)         ($0.00)         ($0.07)         ($0.02)

Weighted average shares outstanding                       20,115,652       1,342,000      19,781,971       1,342,000

    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                      --------------------------
                                                       Cumulative From Inception
                                                        (July 31, 1984) Through      September 30,  September 30,
                                                          September 30, 2004             2004            2003
                                                       -------------------------      -----------    -----------
                                                              (Unaudited)             (Unaudited)    (Unaudited)

Cash flows from operating activities:
Net loss                                                      $(1,631,569)            $(1,413,788)   $   (23,635)
Adjustments to reconcile net loss to cash
     used in operating activities:
          Depreciation and amortization expense                    53,445                  46,370
          Noncash expense                                          39,255                      --
          Stock issued for relief of debt                           1,000                      --
          Increase in accounts payable                             60,797                  45,070
          Increase in accrued compensation and benefits           739,540                 739,540
          Increase in accounts payable - related parties               --                      --         18,080
          Increase in due to officers                                  --                      --          4,355
                                                              -----------             -----------    -----------
             Net cash used in operating activities               (737,532)               (582,808)            --
                                                              -----------             -----------    -----------
Cash flows from investing activities:
          Purchase of property and equipment                      (67,181)                (19,549)            --
          Acquisition of MMG Inc., net of cash acquired             8,536                   8,536             --
                                                              -----------             -----------    -----------
             Net cash used in investing activities                (58,645)                (11,013)            --

Cash flows from financing activities:
          Proceeds from issuance of stock                         897,356                 370,000             --
          Repayment of promissory note                           (100,000)               (100,000)            --
          Advances from shareholders                               13,285                  73,285             --
                                                              -----------             -----------    -----------
             Net cash provided by financing activities            810,641                 343,285             --
                                                              -----------             -----------    -----------

Net increase (decrease) in cash                                    14,464                (250,536)            --
Cash and cash equivalents, beginning of period                         --                 265,000             --
                                                              -----------             -----------    -----------
Cash and cash equivalents, end of period                      $    14,464             $    14,464    $        --
                                                              ===========             ===========    ===========
Supplemental cash flow information:

Cash paid for interest and income taxes                       $        --             $        --    $        --

Supplemental Schedule of Noncash Financing Activities:
   Issuance of a promissory note and common stock
        in exchange for a letter of indemnification           $   102,790             $        --    $        --

   Issuance of promissory notes for acquisition
        of Mogel Management Group, Inc.                       $    60,000             $    60,000    $        --

         The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

      NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - First Deltavision, Inc. (the "Company") was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah. In December 1988, the Company merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc.

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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $1,413,788 and $1,631,569 during the nine months ended September 30, 2004 and from inception (July 31, 1984) through September 30, 2004, respectively. In addition, the Company had negative working capital of $855,873 as of September 30, 2004. The Company has raised $370,000 through stock sales during the nine months ended September 30, 2004. Management believes the Company has sufficient funds, the ability to raise additional capital, and the ability to reduce administrative expenses to meet its continuing obligations for the foreseeable future.

      Basis of Presentation - In January 2004, the Company's board of directors changed the Company's fiscal year end from June 30 to December 31. The accompanying financial statements have been audited for the transitional six month period ended December 31, 2003. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for the nine months period then ended have been made.

      Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

      Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of September 30, 2004, the Company has determined that no impairment of its long-lived assets exists.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

      On January 1, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization with Mogel Management Group, Inc. ("MMG"), an entity with certain common ownership with the Company, and the shareholders of MMG. The Company purchased all of the issued and outstanding stock of MMG, 48 million shares, in exchange for the issuance of three promissory notes to the stockholders of MMG with a total face value of $60,000. The stockholders of MMG, Inc. are also the officers and directors of the Company. The fair value of the tangible assets acquired in excess of liabilities assumed amounted to $15,000, which resulted in goodwill of $45,000. During the three months ended June 30, 2004, the Company recorded an impairment charge of $45,000 related to the goodwill from the MMG, Inc. acquisition. The notes bear interest at 6% per annum and are due and payable on December 31, 2004. MMG was organized under the laws of the State of Nevada on October 2, 2003 and has not engaged in any business activities that have produced any revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

      On September 29, 2004, the Company entered into an Asset Sale Agreement with Tenet Healthcare Corp. ("Tenet") to purchase four hospitals located in Orange County, California (AHM CGH, Inc., Health Resources Corporation of America-California, SHL/O Corp., and UWMC Hospital Corporation) (the "Hospitals"). The Company will be acquiring substantially all of the assets of the Hospitals for $70 million, less certain defined items including (a) the amount of the seller's capital lease obligations with respect to the Hospitals closing date, if any, that are assumed by the purchaser pursuant to Section 1.11 of the Asset Sale Agreement, less (b) the net present value on the closing date of the employee loan liabilities, less (c) $750,000, reflecting the credit made available to the purchaser hereunder for assuming accrued sick pay to hired employees, less (d) the accrued paid time off amount on the closing date. In October 2004, the Company made a good faith deposit to Tenet of $10 million in connection with the purchase. The balance of the purchase price defined in the Asset Sale Agreement is due at the closing date, which is contemplated to be November 30, 2004, if all closing conditions have been met.

      On September 29, 2004, in connection with the Company's Asset Sale Agreement with Tenet, the Company entered into a secured promissory note with Dr. Kali Chaudhuri for $10 million. The note bears interest at 7.25% and is due at the earlier of (a) the closing of the Asset Sale Agreement with Tenet noted above or (b) the termination, for any reason, of the Asset Sale Agreement with Tenet noted above. Interest only is payable on the first business day of each calendar quarter beginning January 2, 2005. The Company received the proceeds from this note in October 2004 and used the proceeds as its good faith deposit in connection with the Asset Sale Agreement with Tenet noted above.

      On September 29, 2004, the Company entered into a secured convertible note purchase agreement with Dr. Kali Chaudhuri, whereby the Company issued a 5% Secured Promissory Note. The original face amount of the note of $500,000 is presently convertible into up to 160,000,000 shares of the Company's Common Stock. The Company may draw advances on this note to be used for certain defined Company purposes. As of September 30, 2004, the Company has not made any draws on this note. If the Company is not able to obtain financing to close the Asset Sale Agreement with Tenet, Dr. Kali Chaudhuri may elect to proceed to obtain his own financing and close the Tenet transaction without the Company's participation. In addition, if the Asset Sale Agreement with Tenet fails to close, for a period of 30 days, the Company shall have the opportunity to repay all advances made under the convertible secured note with accrued interest and thus causing the conversion right of the note to lapse. All or any portion of the outstanding principal and interest accrued under this note may be converted, at the option of the note holder, into shares of the Company's common stock at a conversion price of $0.003125 per share. Dr. Kali Chaudhuri will receive preemptive rights to participate in additional issuances of the Company's stock shares, and receive piggyback registration rights relating to his stock.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

      In connection with the two promissory notes entered into with Dr. Kali Chaudhuri noted above, the Company entered into an Option Agreement dated September 29, 2004 with Dr. Kali Chaudhuri. Pursuant to this Option Agreement, the Company granted Dr. Kali Chaudhuri an option to acquire all of the real estate of the Hospitals, which the Company intends to acquire from Tenet (i.e. Western Medical Center- Santa Ana, Western Medical Center - Anaheim, and Coastal Community Hospital) for the price of $5 million. The option has a term of five years subsequent to the close of the Company's Asset Sale Agreement with Tenet.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

      In December 2003, the Company issued 1,460,000 shares of its common stock at $0.25 per share for cash proceeds of $365,000. In January 2004, the Company issued an additional 200,000 shares of its common stock at $0.25 per share for cash proceeds of $50,000.

      During the three months ended March 31, 2004, the Company issued 200,000 and 150,000 shares of its common stock at $0.25 and $1.00 per share, respectively, for net cash proceeds of $200,000.

      During the three months ended June 30, 2004 the Company issued an additional 50,000 shares of its common stock at $1.00 per share for net cash proceeds of $50,000.

      In July, 2004, the Board of Directors approved the issuance of one additional common share for each common share purchased at $1.00 per share during the six months ended June 30, 2004. As a result, the Company issued an additional 200,000 common shares to these investors.

During the three months ended September 30, 2004, the Company issued 240,000 shares of its common stock at $0.50 per share for net cash proceeds of $120,000.

      On August 25, 2004, the Company's Board of Directors resolved to amend to increase the number of authorized shares of its common stock to 250,000,000. This amendment is subject to shareholder approval.

      NOTE 4 - NOTES PAYABLE

      In connection with the Company's sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note to the former president and director of the Company in the amount of $100,000. The Company received a letter of indemnification which holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The promissory note dated November 18, 2003 had a term of 90 days and bears interest at 10% per annum. The Company repaid the promissory note in full on February 18, 2004.

In connection with the Company's purchase of all of the issued and outstanding stock of MMG, Inc. (see Note 2), the Company issued three promissory notes to the stockholders of MMG, Inc. with a total face value of $60,000. The stockholders of MMG, Inc. are also the officers and directors of the Company. The notes bear interest at 6% per annum and are due and payable on December 31, 2004. For the nine months ended September 30, 2004, the Company incurred interest expense of $2,700.

      NOTE 5 - INTANGIBLE ASSET

      In connection with the Company's stock sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note of $100,000 and 450,000 shares of its common stock in exchange for a letter of indemnification from the Company's former President and shareholder. The 450,000 shares of common stock were valued by the Company at $0.0062 per share. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The Company has recorded the letter of indemnification as an intangible asset of $102,790 based on the total fair market value of the promissory note and common stock issued. The Company is amortizing the intangible asset using the straight-line method over the enforceable life of the letter of indemnification of two years. During the nine months ended September 30, 2004 and 2003, the Company incurred amortization expense of $38,547 and nil, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

      At September 30, 2004 and December 31, 2003, the Company had unused operating loss carryforwards of approximately $1,300,000 and $116,000, respectively, which may be applied against future taxable income in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred federal and state tax assets were approximately $561,000 and $41,000 at September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $520,000 during the nine months ended September 30, 2004.

      NOTE 7 - RELATED PARTY TRANSACTIONS

      Due to/from Shareholders and Officers - During the nine months ended September 30, 2004 and 2003, the Company's President paid expenses on behalf of the Company totaling nil and $1,676, respectively. At September 30, 2004 and December 31, 2003, the total amount due to the Company's president was nil and $38,031, respectively. At September 30, 2004 and December 31, 2003, the total amount due from the Company's officers and majority shareholders was nil and $60,000, respectively. The amounts due from shareholders and officers bear no interest and are due when funds are available.

      The Company's corporate facility is leased by a company with certain common ownership and officers with the Company. There is no sub-lease agreement and management of the Company intends to assume this lease. See Note 9 for a description of this lease. The Company receives the full benefit of the leased office and is responsible for paying the lease payments.

      A relative of an officer and shareholder of the Company is employed by the Company to perform administrative duties in 2004. During the nine months ended September 30, 2004 and 2003 this relative earned approximately $35,000 and nil, respectively, from the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

      NOTE 8 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods presented:

                                                  Three Months Ended               Nine Months Ended
                                            ----------------------------    ----------------------------
                                            September 30    September 30,   September 30,  September 30,
                                                2004            2003           2004            2003
                                            ------------------------------------------------------------
                                                                             (Unaudited)    (Unaudited)
Loss from continuing operations available
   to common shareholders (numerator)       $  (491,048)   $     (3,838)   $ (1,413,788)   $    (23,635)

Weighted average number of common
   shares used in loss per share during
   the period (denominator)                   20,115,652       1,342,000      19,781,971       1,342,000

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

      Commitments - The Company leases its operating facility under an operating lease agreement. The Company's facility lease expires in January 2006. Future minimum lease payments under the non-cancelable lease agreement as of September 30, 2004 are:

             September 30,
             -------------
                2005            $51,960
                2006             17,320
                                -------
                                $69,280
                                =======

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      During the quarter ended September 30, 2004, the Company earned no revenues. The Company had $491,048 in general and administrative expenses during the quarter, relating primarily to the transactions described below.

      On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals located in Orange County, California from subsidiaries of Tenet Healthcare Corporation (collectively, "Tenet"). The four hospitals are:

      o     280-bed Western Medical Center - Santa Ana;
      o     188-bed Western Medical Center - Anaheim;
      o     114-bed Chapman Medical Center in Orange; and
      o     178-bed Coastal Communities Hospital in Santa Ana.

      The net purchase price to the Company for the acquisition of these facilities will be approximately $70 million, subject to certain closing adjustments. The purchase is expected to close on or before November 30, 2004, subject to customary closing conditions, including regulatory approvals.

      On September 29, 2004, the Company entered into definitive forms of agreements with Dr. Kali P. Chaudhuri involving a new investment in the Company and financial support to enable the Company to acquire hospitals and healthcare facilities from Tenet. The following material terms were agreed to by the Company and Dr. Chaudhuri:

      o Dr. Chaudhuri will invest $500,000 in the Company in the form of a Convertible Secured Promissory Note, and may provide additional financing directly to the Company as needed;

      o Dr. Chaudhuri will loan $10 million to the Company to be used by the Company as a good faith deposit towards the Company's proposed acquisition of hospitals from Tenet;

      o Dr. Chaudhuri will provide a personal guaranty of up to $10 million to cover Tenet's post-closing liability on a lease for the Chapman Hospital that the Company proposes to acquire from Tenet. If the Company acquires the Chapman Hospital, it will assign to Dr. Chaudhuri the underlying lease and operating assets relating to the hospital;

      o Dr. Chaudhuri will have an option to acquire all of the real estate which the Company acquires from Tenet for $5 million, and will assume the underlying debt and other obligations relating to the real estate;

      o The Convertible Secured Promissory Note will be initially convertible into 160 million shares of the Company's Common Stock, or 88.8% of the Company's outstanding shares after giving effect to the new issuance (and possibly an additional 10 million shares if additional financing is provided to the Company); and

      o Dr. Chaudhuri will receive pre-emptive rights to participate in additional issuances of Company shares, and receive piggyback registration rights relating to his stock.

      The Company's plan of operation over the next 12 months is to complete the pending transactions discussed above and successfully integrate and manage the newly acquired healthcare facilities. The Company expects that, upon completion of its acquisition of the facilities, most or all of the current employees of the acquired facilities (approximately 2,500 individuals) will become employees of the Company or its subsidiaries. In connection with its acquisition of the Tenet facilities and related transactions, the Company expects that it will need to raise additional funds over the next 12 months, which will likely take the form of sales of additional equity securities and/or borrowings.

      Currently there are four full time employees of the Company. As of the September 30, 2004, the Company had no off-balance sheet arrangements, as defined by Regulation S-B Item 303(c).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On September 29, 2004, the Company entered into an agreement with Dr. Kali
P. Chaudhuri involving a new investment in the Company. Pursuant to this agreement, Dr. Chaudhuri will invest $500,000 in the Company in the form of a Convertible Secured Promissory Note which will be initially convertible into 160 million shares of the Company's Common Stock, or 88.8% of the Company's
outstanding shares after giving effect to the new issuance based on the Company's current capitalization, and possibly an additional 10 million shares if additional financing is provided to the Company. Dr. Chaudhuri will also receive pre-emptive rights to participate in additional issuances of Company shares, and receive piggyback registration rights relating to his stock. Also pursuant to this agreement, Dr. Chaudhuri agreed to provide financial support to enable the Company to acquire hospitals and healthcare facilities from subsidiaries of Tenet Healthcare Corporation. The definitive form of the agreement with Dr. Chaudhuri is filed as Exhibit 10.1 to this Report, and is incorporated by reference herein in its entirety.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On or about August 31, 2004, holders of 16,128,000 shares of our common stock, constituting a majority of the outstanding shares of our common stock, took action by written consent to approve the amendment of the Company's Articles of Incorporation to increase the authorized shares of common stock to 250,000,000 shares. Shareholders of the Company received notice of this action in a definitive Information Statement on Schedule 14C mailed to shareholders of record at the close of business on August 31, 2004. The amendment became effective on or about November 9, 2004.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.

                  Exhibit
                  Number            Description
                  -------           -----------

                  3.1 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed on October 20, 2004).

                  10.1 Secured Convertible Note Purchase Agreement, dated as of September 28, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 5,
                                    2004).

                  10.2 Asset Sale Agreement, dated September 29, 2004, by and among AHM CGH, Inc., Health Resources Corporation of America - California, SHL/O Corp., UWMC Hospital Corporation, and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on October 5, 2004).

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

                                    INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: November 15, 2004            By:  /s/ James Ligon
                                         -------------------------------------
                                         James Ligon
                                         Chief Financial Officer and Secretary
                                         (Principal Financial Officer)