Form 10KSB
period 2004-12-31
Integrated Healthcare Holdings
filed 2005-03-31
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004; or
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23511
                                ----------------

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

           Nevada                                      87-0412182
  (State of incorporation)                (I.R.S. Employer Identification No.)

695 Town Center Drive, Suite 260, Costa Mesa, California          92626
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (714) 434-9191

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)
                                ----------------

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

The aggregate market value of all stock held by non-affiliates of the registrant was $5,139,200 as of March 18, 2005 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 118,059,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Report.

Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.

                                   Form 10-KSB

               Annual Report for the Year ended December 31, 2004

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
           Part I
Item 1.    Description of Business...........................................1
Item 2.    Description of Property...........................................8
Item 3.    Legal Proceedings.................................................9
Item 4.    Submission of Matters to a Vote of Security Holders...............9
           Part II
Item 5.    Market for Equity and Related Stockholder Matters.................10
Item 6.    Management's Discussion and Analysis or Plan of Operation.........10
Item 7.    Financial Statements..............................................11
Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................11
Item 8A.   Controls and Procedures...........................................11
Item 8B.   Other Information.................................................12
           Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
           Act...............................................................12
Item 10.   Executive Compensation............................................13
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder
           Matters...........................................................14

Item 12.   Certain Relationships and Related Transactions....................15
Item 13.   Exhibits..........................................................15
Item 14.   Principal Accountant Fees and Services............................16

           Signatures........................................................17
           Financial Statements..............................................F-1
           Exhibits

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

      As used in this annual report, the terms "we", "us", "our", "the Company" or "IHHI" mean Integrated Healthcare Holdings, Inc., unless otherwise indicated.

ITEM 1.  BUSINESS

Background

      Integrated Healthcare Holdings, Inc. is a predominantly physician-owned management company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California (referred to as the "Hospitals"):

o 282-bed Western Medical Center in Santa Ana; o 188-bed Western Medical Center in Anaheim; o 178-bed Coastal Communities Hospital in Santa Ana; and o 114-bed Chapman Medical Center in Orange.

      Together we believe that the Hospitals represent approximately 12.1% of all hospital beds in Orange County, California.

      Prior to March 8, 2005, including during the fiscal year ended December 31, 2004 covered by this Report, we were primarily a development stage company with no material operations. On November 18, 2003, our current executive management team, Bruce Mogel, Larry B. Anderson, and James T. Ligon, purchased a controlling interest in the Company and redirected its focus towards acquiring and managing hospitals and healthcare facilities that are financially distressed and/or underperforming. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from subsidiaries of Tenet Healthcare Corporation, and the transaction closed in March 2005.

      Western Medical Center - Santa Ana. Western Medical Center - Santa Ana, located at 1001 N. Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital has 282 beds and is one of only three designated trauma centers in Orange County, offering Neurosurgical emergency care round the clock. Located within the hospital is the renowned Grossman Burn Center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit in a family-centered environment. The hospital has 800 active physicians and 1,200 nurses and hospital staff.

      Western Medical Center - Anaheim. Western Medical Center - Santa Ana, located at 1025 South Anaheim Blvd., Anaheim, CA 92805, offers a full range of health care and wellness services. The hospital is actively involved in the community through numerous outreach programs to educate and promote wellness. The hospital offers special expertise in The Heart and Vascular Institute, Behavioral Health Services, Women and Children Health Services, and 24-hour Emergency Services. The medical team responds to each patient as a unique individual, with sensitivity to cultural diversity and language needs. The hospital has 325 active physicians and 525 nurses and hospital staff.

      Coastal Communities Hospital. Coastal Communities Hospital, located in the heart of Santa Ana at 2701 S. Bristol St., Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse health care needs. While services continue to expand, the 178-bed facility is small enough to retain the family atmosphere associated with a community hospital. Coastal Communities Hospital is accredited by the Joint Commission on the Accreditation of Healthcare Organizations, the nation's oldest and largest hospital accreditation agency. The hospital has 300 active physicians and 600 nurses and hospital staff.

      Chapman Medical Center. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Ave., Orange, CA 92869. The hospital provides high technology tertiary services, and boasts pleasant surroundings designed to promote comfort and a sense of well-being. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weightloss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). The hospital has 300 active physicians and 450 nurses and hospital staff.

Our Strategy

      Our goal is to provide high-quality health care services in a community setting that are responsive to the needs of the communities that we serve. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices,
(2) improve operating efficiencies and reduce operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, and (4) improve recruitment and retention of nurses and other employees. We intend to integrate and efficiently operate the four Hospitals in order to achieve profitability from operations. We may also seek additional acquisitions of hospitals or health facilities in the future when opportunities for profitable growth arise.

Transition of Hospital Administration and Management

      On March 8, 2005, we assumed management responsibility and control over the Hospitals. Prior to closing, our management team had been working with the individual management staffs of the Hospitals on a transition plan, so the transition occurred seamlessly. We believe that all primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals. To date we have achieved a number of key milestones in transitioning the Hospitals to our management, including the following:

      o We have executed long term employment agreements with all key members of the Hospital administrative staffs;
      o We have augmented our management capabilities in the areas of legal compliance and managed care contracting;
      o Employee benefits packages have been negotiated and are in roll-out phase with Hospital staffs, which we believe maintain costs at approximately 2004 levels through May 2006;
      o A full portfolio of insurances are in place at costs which we believe are a substantial discount from prior rates;
      o Corporate administration and overhead has been established and will be maintained at levels that are substantially less costly than prior levels;
      o Billing and collection activities have been centralized and are now resident at IHHI;
      o Daily financial and accountability reporting systems have been established which allow the Company to track financial and operating performance in real time; and

      o Payor, vendor and physician contracts have been reviewed and assigned and/or renewed where appropriate.

      Over the next sixty days, we plan to transition to our own payroll and time and attendance systems, which will allow us to terminate our Employee Leasing Agreements with Tenet effective May 22, 2005. Additionally, we plan to pursue various cost control and revenue enhancement strategies going forward, including renegotiating agreements with primary payors and expanding service offerings where appropriate.

Health Care Regulation And Licensing

      Certain Background Information. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

      Medicare and Medicaid. The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as "Medicare," has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation's elderly meet hospital and other healthcare costs. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C and (iv) a new Medicare Part D benefit that becomes effective in 2006 covering prescription drugs. Under Medicare Part B, we are entitled to payment for medically necessary therapy services and products that replace a bodily function, home medical equipment and supplies and a limited number of specifically designated prescription drugs. The Medicare program is administered by the Centers for Medicare and Medicaid Services (referred to as "CMS").

      Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby the federal government, under a need based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Medicaid programs vary from state to state. Although traditionally they have provided for the payment of certain expenses up to established limits at rates determined in accordance with each state's regulations, more recently payment is made on a prospective basis or in accordance with fee schedules. For skilled nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services. Payment methodologies for these services vary based upon state preferences and practices permitted under federal rules.

      We receive revenues from Medicare and Medicaid, as well as from private insurance, self-pay residents and other third-party payors. Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

      We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. These rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. Such programs may also impose fines, criminal penalties and/or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments in connection with or inclusive of auditing activities.

      In addition, there are from time to time proposed legislative changes, new interpretations or administration of legislation and other governmental initiatives, which may have an effect on our business. There can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business, or that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations are affected by the reimbursement process, which is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

      Anti-Kickback and Self-Referral Regulations. Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Anti-kickback Amendments include criminal penalties and civil sanctions, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. Many states have statutes similar to the federal Anti-kickback Amendments, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs. In addition, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another.

      Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy, radiology services and hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, hospital ownerships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Many states have adopted or are considering similar self-referral statutes, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

      Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act, or HIPAA, mandates the adoption of industry standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. HIPAA requires that health providers and other "covered entities," such as insurance companies and other third-party payers, adopt uniform standards for the electronic transmission of medical records, billing statements and insurance claims forms. HIPAA also establishes new federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

      HHS regulations include deadlines for compliance with the various provisions of HIPAA. In 2001, in response to concerns by many health care providers about their ability to comply with impending HIPAA deadlines, Congress extended until October 2003 the original deadline for compliance with the electronic data transmission (transaction and code set) standards that health care providers must use when transmitting certain health care information electronically. In October 2003, under authority given by HHS, CMS implemented a plan that allows providers and other electronic billers to continue to submit pre-HIPAA format electronic claims for periods after October 16, 2003, provided they can show good faith efforts to become HIPAA compliant. All covered entities were required to comply with the privacy requirements of HIPAA by April 14, 2003. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information.

      Health Care Facility Licensing Requirements. In order to maintain their operating licenses, health care facilities must comply with strict governmental standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our health care facilities hold all required governmental approvals, licenses and permits material to the operation of our business.

      Utilization Review Compliance and Hospital Governance. In addition to certain statutory coverage limits and exclusions, federal laws and regulations, specifically the Medicare Conditions of Participation, generally require health care providers, including hospitals that furnish or order health care services that may be paid for under the Medicare program or state health care programs, to assure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of health care, and (3) supported by appropriate evidence of medical necessity and quality. CMS administers the Quality Improvement Organization ("QIO") program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to assure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

      Environmental Regulations. Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations.

Corporate History

      The Company was originally incorporated under the laws of the State of Utah on July 31, 1984 under the name "Aquachlor Marketing Inc." On December 23, 1988, the Company reincorporated in the State of Nevada. From 1989 until 2003, the Company pursued a number of potential business opportunities but was mostly dormant and had no material assets, revenues or business operations.

      On November 18, 2003, Bruce Mogel, Larry B. Anderson, and James T. Ligon purchased a controlling interest in First Deltavision with the objective of transforming the Company into a leading provider of high-quality, cost-effective healthcare through the acquisition and management of financially distressed and/or under performing hospitals and other healthcare facilities.

      In the first quarter of 2004, the Company changed its fiscal year end from June 30 to December 31, and changed the Company's name to "Integrated Healthcare Holdings, Inc."

      Our principal executive offices are located at 695 Town Center Drive, Suite 260, Costa Mesa, California 92626, and our telephone number is (714) 434-9191.

Employees

      At December 31, 2004, we had six employees. At March 25, 2005, we had on a consolidated basis 2,050 full-time employees and 263 part-time employees. Some of our employees are represented by labor unions and covered by collective bargaining agreements. We believe that our relations with our employees are good.

      Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Most of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are our employees.

Risk Factors Relating to Our Business and Stock

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

      We may face difficulties integrating our acquisition of the Hospitals.

      Our acquisition of the Hospitals involves numerous potential risks, including:

            o potential loss of key employees and management of acquired companies;
            o difficulties integrating acquired personnel and distinct cultures;
            o difficulties integrating acquired companies into our proposed operating, financial planning and financial reporting systems;
            o     diversion of management attention; and
            o assumption of liabilities and potentially unforeseen liabilities, including liabilities for past failure to comply with healthcare regulations.

      Our acquisition also involves significant cash expenditures, debt incurrence and integration expenses that could seriously strain our financial condition. If we are required to issue equity securities to raise additional capital, existing stockholders will likely be diluted, which could affect the market price of our stock.

      Healthcare-related legislation and regulations may negatively affect our financial condition and results of operations.

      Our Hospitals receive a substantial portion of their revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services.

      Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in a risk that the time period between submission of claims and payment could increase. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations which may further affect payments.

      We conduct business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions, including loss of licensure and decertification.

      Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of facilities, and reimbursement. These regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Because these regulations are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

      We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments in connection with or exclusive of audit activities.

      We face intense competition in our business.

      The healthcare industry is highly competitive. We compete with a variety of other organizations in providing medical services, many of which have greater financial and other resources and may be more established in their respective communities than we are. Competing companies may offer newer or different centers or services than we do and may thereby attract patients or customers who are presently patients, customers or are otherwise receiving our services.

      An increase in insurance costs may adversely affect our operating cash flow, and we may be liable for losses not covered by or in excess of our insurance.

      An increasing trend in malpractice litigation claims, rising costs of malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for hospital facilities. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

      A significant portion of our business is concentrated in certain markets and the respective economic conditions or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

      We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payors to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations and cash flows.

      There is a lack of an active public market for our common stock.

      Our common stock is listed for trading on the Over-the-Counter Bulletin Board. There can be no assurance that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, and is likely to experience significance price fluctuations. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00. "Penny stocks" are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

ITEM 2.   PROPERTIES

      The Company uses approximately 3,400 square feet of office space within an office facility that is leased to Mogel Management, LLC, a company owned by its senior executive officers, Bruce Mogel, Larry B. Anderson and James T. Ligon. The Company reimburses Mogel Management, LLC for its use of space in the amount of $5,717 per month.

      In March 2005, the Company completed the acquisition of the Hospitals. At the closing of the acquisition, the Company transferred all of the fee interests in the real estate acquired from Tenet (the "Hospital Properties") to Pacific Coast Holdings Investments, LLC ("PCHI"). The Company entered into a Triple Net Lease, dated March 7, 2005 (the "Triple Net Lease"), under which it leased back from PCHI all of the real estate that it transferred to PCHI. The Triple Net Lease covers the properties listed on the table below.

                                           Approximate Aggregate Square                       Initial Lease
           Name of Property                           Footage                Lease Rate        Expiration
-----------------------------------------------------------------------------------------------------------
Western Medical Center-Santa Ana                      360,000                                 Feb. 28, 2030
1001 North Tustin Ave.                                                      See note 1.
Santa Ana, CA 92705

Administrative Building at                             40,000                                 Feb. 28, 2030
1301 N. Tustin Ave.                                                         See note 1.
Santa Ana, CA

Western Medical Center-Anaheim                        132,000                                 Feb. 28, 2030
1025 South Anaheim Blvd.                                                    See note 1.
Anaheim, CA 92805

Parking lot at                                         56,000                                 Feb. 28, 2030
979 South Anaheim Blvd.                                                     See note 1.
Anaheim, CA 92805

Coastal Communities Hospital                          115,000                                 Feb. 28, 2030
2701 South Bristol St.                                                      See note 1.
Santa Ana, CA 92704

Doctor's    Hospital   Medical   Office                37,000                                March 30, 2009
Building                                                                    See note 2.
1901/1905 N. College Ave.
Santa Ana, CA 92706

(If  acquired  by the  Company  or PCHI     25,000 (aggregate)                               March 30, 2009
during 2005:)                                                               See note 2.

22 Condominium Units
Hospital Department (WMCSA)
999 North Tustin Ave.
Santa Ana, CA 92705

      ----------------------------
      (1) Initial monthly lease rate for all five properties equals one-twelfth of (a) the amount obtained by multiplying $50 million by the sum of the average annual interest rate charged on the loan secured by the first lien deed of trust on the Hospital Properties for the preceding month (the "Real Estate Loan") plus the "landlord's spread" (for the first year, the difference between 12% and the annual interest rate on the Real Estate Loan up to 2.5%, and then 2.5% thereafter), plus (b) beginning on the earlier of the refinancing of the Hospital Properties or March 8, 2007, $2.5 million.

      (2) Initial monthly lease rate for all of the medical office properties equals the rent received from the tenants of these properties less the actual monthly costs to operate the properties, including insurance and real property taxes.


ITEM 3.  LEGAL PROCEEDINGS

      We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no matter submitted to a vote of our security holders during the fourth quarter of our fiscal year ending December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      There is no organized or established trading market for our Company Stock. The Company's common stock is listed for trading on the OTC Bulletin Board under the symbol "IHCH.BB". There currently is a very limited public market for the Company's common stock and no assurance can be given that a large public market will develop in the future. The trading market for the Common Stock is extremely thin. In view of the lack of an organized or established trading market for the Common Stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart as reported on the Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the Common Stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

      The following table sets forth the high and low bid price for the Company's Common Stock for each quarter for the period from January 1, 2003 through December 31, 2004, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      YEAR            PERIOD          HIGH         LOW
      ----            ------          ----         ---
      2003       First Quarter       $0.51        $0.40
                 Second Quarter      $1.50        $0.40
                 Third Quarter       $1.50        $0.40
                 Fourth Quarter*     $2.00        $0.51
      2004       First Quarter       $3.15        $0.65
                 Second Quarter      $1.00        $0.65
                 Third Quarter       $0.70        $0.15
                 Fourth Quarter      $0.62        $0.25

      -----------------------
      * Note: Messrs. Mogel, Anderson and Ligon acquired control of the Company on November 18, 2003. Prior to that date the Company was not engaged in any material operations.

      As of the date of this report, there were approximately 237 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

      The Company currently has no compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      During the fiscal year ended December 31, 2004 covered by this Report, we were primarily a development stage company with no material operations and no revenue from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals from subsidiaries of Tenet Healthcare Corporation, and the transaction closed in March 2005. Effective March 8, 2005, we acquired and began operating the following four hospital facilities in Orange County, California (the "Hospitals"):

            o     282-bed Western Medical Center in Santa Ana;
            o     188-bed Western Medical Center in Anaheim;
            o     178-bed Coastal Communities Hospital in Santa Ana; and
            o     114-bed Chapman Medical Center in Orange.

      Our plan of operation over the next 12 months is to integrate and efficiently operate the four Hospitals in order to achieve profitability from operations. We may also seek additional acquisitions of hospitals or health care facilities in the future when opportunities for profitable growth arise. In addition, we plan in the future to seek other sources of long-term financing to replace our current outstanding debt at lower interest rates.

      We believe that we can satisfy our cash requirements over the next 12 months through internal sources. However there can be no assurance that we will not require additional cash financing over the next 12 months, or that such capital will be available to us at all or on terms that are acceptable to us. Our failure to obtain the necessary amount of working capital to fund our operations as currently anticipated could have a material, adverse effect upon our capacity to grow or continue our operations. In addition, if we need to raise additional equity financing, the sale of our equity securities may be issued at a price per share significantly below the then trading prices listed for our common stock on the OTC Bulletin Board and thus may be dilutive to our current stockholders.

      During the year ended December 31, 2004, the Company earned no revenues. At December 31, 2004, the Company had no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-B Item 303(c).

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report beginning on page F-1:

      Page   Description

      F-2    Auditors Report of Ramirez International dated March 30, 2005.

      F-3    Consolidated Balance Sheet as of December 31, 2004 and 2003.

      F-4    Consolidated Statement of Operations
             for years ended December 31, 2004 and 2003, and cumulative from inception, July 31, 1984, through December 31, 2004.

      F-5 Consolidated Statement of Shareholders' Equity from Inception, July 31, 1984, through December 31, 2004.

      F-6 Consolidated Statement of Cash Flow for years ended December 31, 2004 and 2003, and from Inception, July 31, 1984, through December 31, 2004.

      F-7    Notes to Consolidated Financial Statements.


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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The following table contains certain information concerning our directors and executive officers:

             Name                    Age       Positions with the Company         Date Became Director
-----------------------------        ---       --------------------------         --------------------
Anil V. Shah, M.D.                   55     Executive Chairman of the Board         January 31, 2005

Bruce  Mogel.................        47     Director, Chief Executive Officer       November 18, 2003

Larry B. Anderson ...........        56     Director, President                     November 18, 2003

James T. Ligon...............        63     Director, Chief Financial Officer       November 18, 2003

Daniel J. Brothman...........        50     Senior Vice President, Operations              N/A

      Dr. Anil V. Shah is Executive Chairman of the Board of Directors of the Company. He is also the manager of Orange County Physicians Investment Network, LLC. Dr. Shah is a Board certified cardiologist active in practice for the last 23 years. He is an interventional and nuclear cardiologist and also performs cutting edge imaging techniques including CT angiography of the heart. Dr. Shah was a fellow in cardiology and subsequently a research fellow in nuclear cardiology at the VA Hospital Wadsworth and UCLA School of Medicine. He has held several positions at hospitals where he practices and has been an active speaker at various forums in his field.

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

      Daniel J. Brothman, who is Senior Vice President, Operations, of the Company and Chief Executive Officer of Western Medical Center Santa Ana, is an experienced single and multi-hospital operations executive. He has spent the last five years building the Western Medical Center in Santa Ana for Tenet Healthcare, and improved its performance with increasing EBITDA each successive year from 1999-2002. Mr. Brothman also ran Columbia Healthcare's Utah Division from 1996-1998. Mr. Brothman has in excess of 30 years experience in hospital administration. Mr. Brothman earned his Bachelor of Arts degree from Washington University at St. Louis, and his Master's in Health Care Administration from the University of Colorado at Denver.

      The Company does not currently have an Audit Committee of the Board of Directors or a Nominating Committee. The entire Board of Directors performs the functions of those committees. None of the members of the Board of Directors are considered "independent" under the description of independence used for Nasdaq-listed companies. The Board of Directors has determined that James Ligon is an "audit committee financial expert" as defined in the SEC rules.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and controller) and directors. Our Code of Business Conduct and Ethics can be obtained free of charge by sending a request to our Corporate Secretary to the following address: Integrated Healthcare Holdings, Inc.,
Attn: James T. Ligon, 695 Town Center Drive, Suite 260, Costa Mesa, California 92626.

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

      Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth compensation information during 2004 and 2003 for services rendered to us by each of our executive officers as of December 31, 2004 in all capacities, other than as directors.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation          Long-Term Compensation
                                                ---------------------   ----------------------------------
                                                                                 Awards            Payouts
                                                                        -----------------------    -------
                                                                        Restricted   Securities
                                                         Other Annual   Stock        Underlying     LTIP      All Other
                                     Salary     Bonus    Compensation     Awards    Option/SARs    Payouts   Compensation
   Name and Position       Year         $         $           $             $       and Warrants      $            $
   -----------------       ----      ------     -----    ------------   ----------  ------------   -------   ------------
Bruce Mogel               2004       111,500    12,500        0             0            0            0             0
Chief Executive Officer   2003          0         0           0             0            0            0             0

Larry B. Anderson         2004       101,500    12,500        0             0            0            0             0
President                 2003          0         0           0             0            0            0             0

James T. Ligon            2004       116,500    12,500        0             0            0            0             0
Chief Financial Officer   2003          0         0           0             0            0            0             0

      ----------------------------

      During the periods covered by this table, none of the Company's executive officers were granted any stock option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts, Severance Agreements and Change of Control Arrangements

      In February 2005, we entered into three-year employment agreements with Messrs. Mogel, Anderson and Ligon, with each agreement on the following terms:

            o     Base salary of $360,000 per year;
            o     Bonus as determined by the Board of Directors;
            o Stock options for 1,000,000 shares, vesting annually in three equal installments;
            o     Standard medical and dental insurance;
            o     Up to four weeks vacation annually;
            o Monthly auto allowance of $1,000, and use of cellular telephone; and
            o Twelve months severance pay upon termination without cause or resignation for cause.

      The Company also intends to enter into an employment agreement with Dr. Shah, on terms to be determined.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 25, 2005, unless otherwise noted, by:

o each shareholder known to us to own beneficially more than 5% of our common stock;
o each of our directors and each of our executive officers at December 31, 2004; and
o     all of our current directors and executive officers as a group.

      Except as otherwise noted below, the address of each person or entity listed on the table is 695 Town Center Drive, Suite 260, Costa Mesa, California 92626.

                                                                                Amount and
                                                                                Nature of
                                                                                Beneficial    Percentage
                                             Name                              Ownership(1)    of Total
                                             ----                              ------------   ----------
   DIRECTORS AND EXECUTIVE OFFICERS
          Dr. Anil V. Shah(1)..................................................96,100,000(2)    77.9%(2)
          Bruce Mogel.......................................................... 5,376,000        4.6%
          Larry B. Anderson.................................................... 5,376,000        4.6%
          James T. Ligon....................................................... 5,376,000        4.6%
   All current directors and executive officers as a group (5 persons)........112,228,000       95.1%
   PRINCIPAL SHAREHOLDERS (other than those named above)
          Orange County Physicians Investment Network, LLC ("OCPIN") 1.........96,100,000(2)    77.9%(2)


      ----------------------------
      (1) Dr. Shah is the managing member and part owner of OCPIN. Dr. Shah and OCPIN may be deemed to be a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934. Dr. Shah disclaims beneficial ownership of all shares held by OCPIN except to the extent of his pecuniary interest therein.

      (2) Includes 5,400,000 shares that may be acquired within 60 days under the terms of a Stock Purchase Agreement with the Company dated as of January 28, 2005.

      The Company currently has no compensation plans under which equity securities of the Company are authorized for issuance.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following is a summary of certain transactions occurring in the last two years between the Company and its directors, officers and 5% or greater shareholders (other than compensatory arrangements which are discussed above):

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

      On November 16, 2004, the Company entered into a Purchase Option Agreement (the "Purchase Option Agreement") with Dr. Anil V. Shah or his assignee, OCPIN, granting to OCPIN an option (the "Purchase Option") to (i) purchase up to 50,000,000 shares of common stock of the Company for an aggregate of $15,000,000 and (ii) invest $2,500,000 for a 49% membership interest in a new limited liability company (the "Real Estate LLC") to be formed for the purpose of holding real estate which the Company agreed to acquire from subsidiaries of Tenet Healthcare Corporation. The Company also granted a stock option to Dr. Anil V. Shah individually providing that, if the Purchase Option is exercised in full by OCPIN, the Company will provide Dr. Shah with an additional right to purchase 10,000,000 shares of common stock of the Company for $0.25 per share.

      On January 28, 2005, the Company entered into a Stock Purchase Agreement with OCPIN, under which (i) the Purchase Option Agreement was terminated, and
(ii) OCPIN agreed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of common stock of the Company.

      Also, on January 27, 2005, the Company entered into a Rescission, Restructuring and Assignment Agreement (the "Restructuring Agreement") with Kali
P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D. The Restructuring Agreement amended and canceled certain portions of an agreement under which Dr. Chaudhui agreed to acquire stock in the Company. Also under the Restructuring Agreement, (i) OCPIN agreed to pay or cause to be paid to Dr. Chaudhuri his escrow deposit of $10,000,000 plus accrued interest, and (ii) OC-PIN and Dr. Chaudhuri agreed to form a new real estate holding company to own and operate the Real Estate LLC, with Dr. Chaudhuri to own no more than 49% of the Real Estate LLC.

      On March 7, 2005, upon acquisition of the Hospitals, the Company transferred its right to all of the fee interests in the Hospital Properties to Pacific Coast Holdings Investments, LLC ("PCHI"). PCHI is 51% owned by West Coast Holdings, LLC (owned in part by Dr. Anil Shah) and 49% by Ganesha Realty LLC (owned in part by Dr. Kali Chaudhuri). The Company entered into a Triple Net Lease under which it leased back from PCHI all of the Hospital Properties.

ITEM 13. EXHIBITS

      Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each management or compensation plan is marked with an asterisk (*). Each document filed with this report is marked with two asterisks (**).

Exhibit
Number      Description
------      -----------

2.1 Asset Sale Agreement, dated September 29, 2004, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (AHM CGH, Inc., Health Resources Corporation of America - California, SHL/O Corp., and UWMC Hospital Corporation) (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).

2.2 First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

2.3 Second Amendment to Asset Sale Agreement, effective as of January 1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

2.4 Third Amendment to Asset Sale Agreement, effective as of March 8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

2.5 Letter Agreement, dated January 28, 2005, by and between the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

3.1 Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997).

3.2 Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed by the Registrant on October 20, 2004).

3.3         Bylaws of the Registrant. **

10.1 Employment Agreement with Bruce Mogel, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.1 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.2 Employment Agreement with Larry B. Anderson, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.2 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.3 Employment Agreement with James T. Ligon, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.3 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.4 Secured Convertible Note Purchase Agreement, dated as of September 28, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2004).

10.5 First Amendment to Secured Convertible Note Purchase Agreement, dated as of November 16, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).

10.6 Purchase Option Agreement, dated as of November 16, 2004, by and between the Registrant and Anil V. Shah, M.D. (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).

10.7 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.8 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.9 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.10 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.11 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.12 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.13 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.14 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.15 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from
            Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.16       Employment Agreement with Bruce Mogel, dated February 25, 2005. * **

10.17       Employment Agreement with Larry B. Anderson, dated February 25,
            2005. * **

10.18       Employment Agreement with James T. Ligon, dated February 25, 2005. *
            **

10.19       Employment Agreement with Milan Mehta, dated February 25, 2005. * **

10.20       Employment Agreement with Hari S. Lal, dated February 25, 2004. * **

10.21       Employment Agreement with Daniel J. Brothman, dated December 31,
            2004. * **

10.22       Employment Agreement with Steve Blake, dated March 21, 2005. * **

21.1 The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by Ramirez International, which acted as independent auditors for the year ended December 31, 2004 and performed audit services for us during this period. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our financial statements for the year ended December 31, 2004.

          Nature of fees            December 31, 2004
          --------------            -----------------
      Audit Fees (Financial)                $24,330
      Audit Related Fees                         $0
      Tax Fees                                   $0
      Other Fees                                 $0

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


                                    INTEGRATED HEALTHCARE HOLDINGS, INC.

  Dated: March 31, 2005             By:  /s/ Bruce Mogel
                                         -------------------------
                                         Bruce Mogel
                                         Chief Executive Officer
                                         (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Dated: March 31, 2005             By:  /s/ Bruce Mogel
                                         -------------------------
                                         Bruce Mogel
                                         Director and Chief Executive  Officer
                                         (Principal Executive Officer)

  Dated: March 31, 2005             By:  /s/ Larry B. Anderson
                                         -------------------------
                                         Larry B. Anderson
                                         Director

  Dated: March 31, 2005             By:  /s/ James T. Ligon
                                         -------------------------
                                         James T. Ligon
                                         Director and Chief Financial  Officer
                                         (Principal Financial Officer)

  Dated: March 31, 2005             By:  /s/ Anil V. Shah, M.D.
                                         -------------------------
                                         Anil V. Shah, M.D.
                                         Director

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

2.1 Asset Sale Agreement, dated September 29, 2004, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (AHM CGH, Inc., Health Resources Corporation of America - California, SHL/O Corp., and UWMC Hospital Corporation) (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).

2.2 First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

2.3 Second Amendment to Asset Sale Agreement, effective as of January 1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

2.4 Third Amendment to Asset Sale Agreement, effective as of March 8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

2.5 Letter Agreement, dated January 28, 2005, by and between the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

3.1 Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997).

3.2 Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed by the Registrant on October 20, 2004).

3.3         Bylaws of the Registrant. **

10.1 Employment Agreement with Bruce Mogel, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.1 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.2 Employment Agreement with Larry B. Anderson, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.2 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.3 Employment Agreement with James T. Ligon, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.3 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.4 Secured Convertible Note Purchase Agreement, dated as of September 28, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2004).

10.5 First Amendment to Secured Convertible Note Purchase Agreement, dated as of November 16, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).

10.6 Purchase Option Agreement, dated as of November 16, 2004, by and between the Registrant and Anil V. Shah, M.D. (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).

10.7 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.8 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.9 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.10 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.11 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.12 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.13 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.14 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.15 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from
            Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.16       Employment Agreement with Bruce Mogel, dated February 25, 2005. * **

10.17       Employment Agreement with Larry B. Anderson, dated February 25,
            2005. * **

10.18       Employment Agreement with James T. Ligon, dated February 25, 2005. *
            **

10.19       Employment Agreement with Milan Mehta, dated February 25, 2005. * **

10.20       Employment Agreement with Hari S. Lal, dated February 25, 2004. * **

10.21       Employment Agreement with Daniel J. Brothman, dated December 31,
            2004. * **

10.22       Employment Agreement with Steve Blake, dated March 21, 2005. * **

21.1 The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)

                           December 31, 2004 and 2003


                                Table of Contents


Report of Independent Registered Public Accounting Firm..................... F-2

Consolidated Financial Statements

         Consolidated Balance Sheet......................................... F-3

         Consolidated Statement of Operations............................... F-4

         Consolidated Statement of Stockholders' Equity..................... F-5

         Consolidated Statement of Cash Flows............................... F-6

         Notes to Consolidated Financial Statements......................... F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors of
Integrated Healthcare Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Integrated Healthcare Holdings, Inc. and subsidiary (a Development Stage Enterprise) (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended and the period from inception (July 31, 1984) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The Company's financial statements as of June 30, 2003 and for the period July 31, 1984 (date of inception) through June 30, 2003 were audited by other auditors whose report, dated September 8, 2003, expressed an unqualified opinion with an explanatory paragraph regarding the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Healthcare Holdings, Inc. and subsidiary as of December 31, 2004 and 2003 and the results of their operations and cash flows for each of the years ended December 31, 2004 and 2003, and for the period from July 31, 1984 (date of inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

March 30, 2005
Irvine, CA

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,

        ASSETS
                                                       2004          2003
                                                   ------------  ------------
Current assets
       Cash and cash equivalents                   $     69,454  $    265,000
       Prepaid expenses and other assets                 18,519            --
                                                   ------------  ------------
                                                         87,973       265,000

Property and equipment:
       Office equipment                                  41,445        26,537
       Furniture and fixtures                            27,347        21,095
                                                   ------------  ------------
                                                         68,792        47,632
       Accumulated depreciation                         (11,369)         (651)
                                                   ------------  ------------
                                                         57,423        46,981

Investment in hospital asset purchase                11,142,145            --
Intangible asset, net of accumulated
       amortization of $57,819 and $6,424                44,970        96,366
Due from shareholders                                        --        60,000
                                                   ------------  ------------
       Total assets                                $ 11,332,511  $    468,347
                                                   ============  ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                            $    156,142  $     15,727
       Accrued compensation and benefits                800,313            --
       Secured notes payable                         11,264,013       100,000
                                                   ------------  ------------
         Total current liabilities                   12,220,468       115,727

Commitments and contingencies                                --            --

Stockholders' equity:
       Common stock, $0.001 par value; 250,000,000
        shares authorized; 20,780,000 and
        19,380,000 shares issued and
        outstanding, respectively                        20,780        19,380
       Additional paid in capital                     1,199,621       551,021
       Stock subscription receivable                    (10,000)           --
       Deficit accumulated during
        the development stage                        (2,098,358)     (217,781)
                                                   ------------  ------------
         Total stockholders' equity                    (887,957)      352,620

                                                   ------------  ------------
Total liabilities and stockholders' equity         $ 11,332,511  $    468,347
                                                   ============  ============


   The accompanying notes are an integral part of these financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statement of Operations


                                                                                 Year Ended
                                                                     ------------------------------------
                                              Cumulative from
                                                 inception
                                             (July 31, 1984)
                                                 through
                                             December 31, 2004      December 31,2004       December 31, 2003
                                               ------------           ------------           ------------
Revenue                                        $         --           $         --           $         --

General and administrative expenses               2,057,972              1,840,191                 28,132
                                               ------------           ------------           ------------
Loss from operations before provision
  for income taxes                               (2,057,972)            (1,840,191)               (28,132)

Provision for income taxes                               --                     --                     --
                                               ------------           ------------           ------------
Net loss                                       $ (2,057,972)          $ (1,840,191)          $    (28,132)
                                               ============           ============           ============

Basic and diluted net loss per share                                  $      (0.09)          $      (0.01)

Weighted average shares outstanding                                     19,986,750              3,470,589

   The accompanying notes are an integral part of these financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                 Consolidated Statement of Stockholder's Equity

                                                                                          Deficit
                                                                                        Accumulated
                                       Common Stock          Additional      Stock       During the
                                --------------------------    Paid-in     Subscription  Development
                                    Shares       Amount       Capital     Receivable       Stage          Total
                                ------------- ------------ ------------- ------------  ------------   -----------
Balance, December 31, 2002          1,342,000      $ 1,342     $ 101,269    $     --     $ (189,649)    $ (87,038)

Issuance of common stock for
   relief of debt at $0.0062       16,128,000       16,128        83,872          --             --       100,000

Issuance of common stock for
  letter of indemnification at
  $0.0062 per share                   450,000          450         2,340          --             --         2,790

Issuance of common stock for
  cash at $0.25 per share           1,460,000        1,460       363,540          --             --       365,000

Net loss                                   --           --            --          --        (28,132)      (28,132)
                                ------------- ------------ ------------- ------------  ------------   -----------
Balance, December 31, 2003         19,380,000     $ 19,380     $ 551,021    $     --     $ (217,781)    $ 352,620

Issuance of debt for the
 acquisition of MMG, Inc.                  --           --            --          --        (40,386)      (40,386)

Issuance of common stock for
  cash at $0.25 per share             200,000          200        49,800          --             --        50,000

Issuance of common stock for
  cash at $0.50 per share           1,180,000        1,180       588,820          --             --       590,000

Issuance of common stock for
  cash at $0.50 per share              20,000           20         9,980     (10,000)            --            --

Net loss                                   --           --            --          --     (1,840,191)   (1,840,191)
                                ------------- ------------ ------------- ------------  ------------   ------------
Balance, December 31, 2004         20,780,000     $ 20,780    $1,199,621    $ (10,000) $ (2,098,358)   $ (887,957)
                                ============= ============ ============= ============  ============   ===========

   The accompanying notes are an integral part of these financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statement of Cash Flows

                                                                Cumulative
                                                                   From
                                                                Inception
                                                               (July 31, 1984)
                                                                  Through                Year Ended           Year Ended
                                                              December 31, 2004       December 31, 2004    December 31, 2003
                                                                ------------           ------------           ------------
Cash flows from operating activities:
Net loss                                                        $ (2,057,972)          $ (1,840,191)          $    (28,132)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization expense                             69,189                 62,114                  7,075
    Noncash forgiveness of debt                                      (19,745)               (60,000)                    --
    Increase in prepaids                                             (10,725)               (10,725)                    --
    Increase in accounts payable                                     146,142                130,415                 15,727
    Increase in accrued compensation and benefits                    800,313                800,313                     --
    Decrease in accounts payable - related party                          --                     --                  8,607
    Decrease in due to officers                                           --                     --                  4,355
                                                                ------------           ------------           ------------
      Net cash (used in) provided by operating activities         (1,072,798)              (918,074)                 7,632
                                                                ------------           ------------           ------------

Cash flows from investing activities:
    Purchase of property and equipment                               (68,792)               (21,160)               (47,632)
    Acquisition of MMG, Inc., net of cash acquired                     8,535                  8,535                     --
                                                                ------------           ------------           ------------
      Net cash used in investing activities                          (60,257)               (12,625)               (47,632)

Cash flows from financing activities:
    Proceeds from issuance of stock                                1,167,356                640,000                365,000
    Issuance of notes payable                                        121,868                121,868                     --
    Repayment of prommisory note                                    (100,000)              (100,000)                    --
    Advances from (to) shareholders                                   13,285                 73,285                (60,000)
                                                                ------------           ------------           ------------
      Net cash provided by financing activities                    1,202,509                735,153                305,000
                                                                ------------           ------------           ------------

Net increase (decrease) in cash                                       69,454               (195,546)               265,000
                                                                ------------           ------------           ------------

Cash and cash equivalents, beginning of period                            --                265,000                     --
                                                                ------------           ------------           ------------
Cash and cash equivalents, end of period                        $     69,454           $     69,454           $    265,000
                                                                ============           ============           ============


Supplemental Schedule of Noncash Financing Activities:
 Issuance of promissory notes for the initial
   investment in the Tenet Hospital Acquisition                 $ 11,142,145           $ 11,142,145           $         --

 Issuance of a promissory note in exchange
   for a letter of indemnification                              $    100,000           $         --           $    100,000

 Issuance of common stock for the
   relief of debt                                               $    100,000           $         --           $    100,000

   The accompanying notes are an integral part of these financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Integrated Healthcare Holdings, Inc., ("the Company") was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah. In December 1988, the Company merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, the Company changed its name to Integrated Healthcare Holdings, Inc.

Consolidation - The consolidated financial statements include the accounts of Integrated Healthcare Holdings, Inc. ("the Company") and its wholly owned subsidiary, Mogel Management Group, Inc. ("MMG"). All intercompany transactions and balances have been eliminated in consolidation.

Company Operations - The Company has not engaged in any business activities that have produced revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company seeks to acquire, own, and operate hospitals and surgical services throughout the United States.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $1,840,191 and $28,132 during the years ended December 31, 2004 and 2003, respectively. In addition, the Company had negative working capital of $12,132,495 at December 31, 2004. These factors, among others, raise doubt about the Company's ability to continue as a going concern. In March 2005, the Company completed its purchase of certain hospitals and has secured a credit agreement that consists of a $50 million Acquisition Loan and a $30 million working line of credit with a lender. In addition in March 2005, the Company converted its $10 million Secured Promissory Note to equity. Management believes the Company has sufficient access to funds and the ability to raise additional capital to meet its continuing obligations for the foreseeable future.

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

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period. As of December 31, 2004, the Company did not have any stock options or warrants outstanding.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of December 31, 2004, the Company has determined that no impairment of its long-lived assets exists.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets," No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 147, "Acquisitions of Certain Financial
Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," were recently issued. SFAS No. 144, 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

On October 13, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for all public companies for interim or annual periods after June 15, 2005. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The standard also requires that the modified prospective transition method be used, which would necessitate the Company to recognize compensation cost for the fair value of new awards granted, modified or settled after the effective date of the SFAS 123R. In addition, the measurement of compensation cost for awards that are not fully vested as of the effective date of the SFAS 123R would be based on the same estimate that the Company used to previously value its grants under SFAS 123.

As a result of SFAS 123R, the Company will be required to expense the fair value of its stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is current practice. The Company is currently assessing the potential impact of the new standard on its consolidated financial statements and is evaluating alternative equity compensation arrangements.

In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities," which requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Paragraph 1 of ARB 51 states that consolidated financial statements are usually necessary for a fair presentation when one of the companies in the group directly or indirectly has a controlling financial interest in the other companies. Paragraph 2 states that "the usual condition for a controlling financial interest is ownership of a majority voting interest..." However, application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company is currently assessing the potential impact of the new standard on its consolidated financial statements in connection with the Company's sale leaseback transaction in connection with the Tenet Hospital Acquisition in March 2005, as mentioned in Notes 2, 5 and 6.

Restatement - The financial statements have been restated for all periods presented to reflect a 4-for-1 forward stock split on April 4, 2002, a 248.399-for-1 reverse stock split on April 23, 1997 and a 5-for-1 forward stock split on December 9, 1988.

NOTE 2 - ACQUISITIONS

Tenet Healthcare Acquisition - On September 29, 2004 and amended as of January 1, 2005, January 28, 2005, and February 28, 2005, the Company entered into an Asset Sale Agreement with Tenet Healthcare Corporation ("Tenet") to purchase four hospitals located in Orange County, California. On March 8, 2005, Integrated Healthcare Holdings, Inc. (the "Company") announced the completion of its $70-million acquisition (the "Hospital Acquisition") of four Orange County, California hospitals and associated real estate from subsidiaries of Tenet. The four hospitals that were acquired are: (i) 282-bed Western Medical Center--Santa Ana, CA; (ii) 188-bed Western Medical Center--Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company (the "Subsidiaries") formed for the purpose of completing the Hospital Acquisition.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA 92705, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA 92705, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA 92805; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA 92704, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA 92869, and a lease for the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) the furniture, fixtures and contract rights associated with the Hospitals.

As part of the Company's previously announced agreement to obtain equity financing and financing commitments of up to $30 million from Orange County Physicians Investment Network, LLC ("OC-PIN"), at the closing of the Hospital Acquisition the Company transferred all of the fee interests in real estate described in the preceding paragraph (the "Transferred Properties") to Pacific Coast Holdings Investments, LLC ("PCHI"). PCHI is 51% owned by West Coast Holdings, LLC (owned in part by Dr. Anil Shah) and 49% by Ganesha Realty LLC (owned in part by Dr. Kali Chaudhuri). The Company then entered into a triple net lease under which it leased back from PCHI all of the real estate that it transferred to PCHI.

OC-PIN became the majority shareholder of the Company in 2005 and is managed by Dr. Anil V. Shah. OC-PIN is owned by Dr. Shah and a number of physicians practicing at the Hospitals.

The aggregate purchase price paid by the Company to Tenet for the Hospital Acquisition was (a) $70,000,000 (the "Purchase Price"), minus (b) the amount of Seller's capital lease obligations with respect to the Hospitals on the Closing Date, if any, that are assumed by the Company pursuant to Section 1.11 of the Third Amendment to the Asset Sale Agreement, minus (c) the net present value on the Closing Date of the Employee Loan Liabilities, minus (d) $750,000, reflecting the credit made available to the Company hereunder for assuming the Sick Pay Amount at Closing; minus (e) $500,000, the appraised value, as determined by the appraisal by FMV Opinions, Inc., of Seller's partnership interest in the Santa Ana Radiology Center partnership (the "Santa Ana Radiology Center Amount"), which amount is the price at which Seller will sell such partnership interest to the Santa Ana radiology Center partnership, reflecting the treatment of such Santa Ana Radiology Center partnership interest as an Excluded Asset, as reflected on Schedule 1.10(y); minus (f) $5,000,000, reflecting the treatment of the twenty two (22) condominium units owned by Seller located at 999 N. Tustin Ave., Santa Ana, CA (the "Condominium Units") as Excluded Assets, as reflected on Schedule 1.10(y); and (g) the Accrued Paid Time Off Amount on the Closing Date.

Upon the close of the Tenet Hospital Requisition on March 8,2005, among other purchase price adjustments, there were current assets of approximately $8.1 million added to the purchase price and liabilities of approximately $16.6 million subtracted from the purchase price.

As of December 31, 2004, the Company recorded its initial deposit of $10 million on the Tenet Hospital Acquisition and direct acquisition costs of $1,142,145, consisting primarily of legal fees, as an Investment in hospital asset purchase in the accompanying consolidated balance sheet.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Rescission, Restructuring and Assignment Agreement - As of January 27, 2005, the Company entered a Rescission, Restructuring and Assignment Agreement (the "Restructuring Agreement") with Kali P. Chaudhuri, M.D. ("Dr. Chaudhuri"), William E. Thomas ("Thomas"), Anil V. Shah, M.D. ("Dr. Shah"), and Orange County Physicians Investment Network, LLC, a Nevada limited liability company ("OC-PIN").

The Company and Dr. Chaudhuri are parties to a Secured Convertible Note Purchase Agreement dated as of September 28, 2004, which was amended by a First Amendment to Secured Convertible Note Purchase Agreement dated as of November 16, 2004 (collectively, the "Purchase Agreement"), pursuant to which Dr. Chaudhuri was issued a $500,000 Secured Convertible Promissory Note ("Convertible Note"), a $10,000,000 Secured Promissory Note ("Secured Note"), and a Stock Option Agreement dated November 16, 2004 ("Stock Option Agreement"). The Company was in default of its obligation to repay the Convertible Note by December 31, 2004. The Company desires that OC-PIN invest in the Company. Dr. Chaudhuri and Dr. Shah, an authorized representative and affiliate of OC-PIN, are parties to a Non-Circumvention Agreement dated November 11, 2004 ("Non-Circumvention
Agreement"). As a condition to investment, OC-PIN has requested that the Convertible Note, the Secured Note, the Stock Option Agreement and certain provisions of the Agreement be rescinded and canceled, and Dr. Chaudhuri restructure his financial arrangements with the Company, and that he terminate the Non-Circumvention Agreement. The parties acknowledge that Dr. Chaudhuri had the right to acquire a majority interest in the Company, which right he has agreed (subject to the conditions herein) to rescind, and accept in its place stock purchase warrants in favor of Dr. Chaudhuri and Thomas to acquire only up to (and not to exceed) 24.9% of the Company's capital stock, which warrants are not exercisable for two years from the date of issuance, and the Company and OC-PIN are willing to consent to this arrangement.

Pursuant to the Restructuring Agreement, the Purchase Agreement was rescinded and canceled, except for certain provisions which will remain in effect.

The Company has agreed to issue to Dr. Chaudhuri (i) a new non-convertible secured promissory note reflecting amounts loaned to the Company by Dr. Chaudhuri as well as expenditures made by Dr. Chaudhuri on the Company's behalf or for the Company's benefit, plus accrued interest to date, and (ii) a new stock purchase warrant reflecting the right to purchase shares of the Company's Common Stock. Dr. Chaudhuri has assigned to Thomas certain of his rights with respect thereto, to which assignments the Company and OC-PIN hereby consent. As a result of the assignment, the parties acknowledge and agree that, within 48 hours after the execution of this Agreement, but dated and effective as of the date of this Agreement, the Company shall issue to (A) Dr. Chaudhuri a non-convertible secured promissory note, and in a principal amount equal to 80% of the sum of all amounts loaned by Dr. Chaudhuri to the Company or paid, advanced or incurred by Dr. Chaudhuri on behalf or for the benefit of the Company, or in connection with the Purchase Agreement and related documents, or in connection with the Tenet Transaction (collectively, the "Advances"), (B) Thomas a non-convertible secured promissory note, in substantially the form of Exhibit A-2, and in a principal amount equal to 20% of the Advances (collectively, the "New Notes"), (C) Dr. Chaudhuri a stock purchase warrant reflecting the right to purchase up to 60,000,000 shares of the Company's Common Stock (but not to exceed 20% of the Company's Fully-Diluted capital stock) in substantially the form of Exhibit B-l and (D) Thomas a stock purchase warrant reflecting the right to purchase up to 14,700,000 shares of the Company's Common Stock (but not to exceed 4.9% of the Company's Fully-Diluted capital stock)
(collectively, the "New Warrants"). The New Notes and accrued interest were repaid in full in connection with the close of the Tenet Hospital Acquisition on March 8, 2005.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Provided that Dr. Chaudhuri and William E. Thomas ("Thomas") have exercised their Stock Purchase Warrants dated January 17, 2005, the Company hereby grants to Dr. Chaudhuri and Thomas a right of first refusal with respect to future sales by the Company of its equity securities or securities convertible into or exercisable for equity securities, where issuance of those securities would result in dilution of Dr. Chaudhuri's and Thomas's combined equity position to less than 24.9% of the Common Stock of the Company on a Fully-Diluted basis. Each time the Company proposes to offer any shares of, or securities convertible into or exercisable for any shares of, any class of the Company's equity securities which would reduce Dr. Chaudhuri's and Thomas's combined equity position to below 24.9% (the "New Shares"), the Company shall first make an offer to Dr. Chaudhuri and Thomas of such portion of the New Shares which would maintain Dr. Chaudhuri's and Thomas's combined equity position at a minimum of 24.9% (the "Pro Rata Share"). The closing of the sale of the Pro Rata Share shall occur simultaneously with the sale of the New Shares to other investors, and the Pro Rata Share shall be priced equal to the lowest price paid by any of the other investors, including any who may be purchasing New Shares by virtue of similar pre-emptive or other purchase rights.

The Company hereby grants to Dr. Chaudhuri and Thomas a purchase right with respect to future issuances by the Company of any of its securities to Anil V. Shah, M.D. or Orange County Physicians Investment Network, or affiliates of either of them (collectively, "OC-PIN Group"), where the issuance of such additional shares of Common Stock would result in the OC-PIN Group having been issued, in the aggregate, more than 187,240,000 shares of the Company's Common Stock on a Fully-Diluted basis (as adjusted for any stock splits, dividends, combinations or the like). Upon satisfaction of these conditions, Dr. Chaudhuri and Thomas shall have the right to acquire, for a period of 90 days following notification by the Company to Dr. Chaudhuri and Thomas that the pre-emptive right is triggered (which notice shall be given within 10 business days of such trigger), the same securities, and at the same price, as the member of the OC-PIN Group purchasing the Company's securities, in an amount that represents the same proportion as Dr. Chaudhuri's and Thomas's combined holdings of the Company's Common Stock on a Fully-Diluted basis bears to the OC-PIN Group's combined holdings of the Company's Common Stock on a Fully-Diluted basis immediately prior to the issuance in question. The pre-emptive rights shall terminate and cease to have effect upon the earlier of (i) the closing of an acquisition of the Company to an unrelated third party or (ii) the later of 3 1/2 years from the date of the Restructuring Agreement or the termination of any similar pre-emptive rights granted to OC-PIN or its affiliates."

On the date of approval of this Agreement by Tenet as contemplated by Section 9, OC-PIN shall pay, or shall cause the Company to pay, or shall cause to be released from the Escrow Fund, $10,000,000 plus the accrued interest in the Escrow Fund to Dr. Chaudhuri, in immediately available funds. Nothing in this Agreement or any of the exhibits hereto shall be effective or of any force and effect until Dr. Chaudhuri has received this payment of $10,000,000 plus accrued interest. Any agreements or arrangements between OC-PIN and the Company with respect to this payment of $10,000,000 plus accrued interest shall be pursuant to a separate agreement between them, and Dr. Chaudhuri shall have no involvement therewith or responsibility therefore. The Company and OC-PIN agree to indemnify, defend and hold Dr. Chaudhuri harmless from and against any claims, liabilities or losses incurred by either of them as a result of the financial or other arrangements between them.

The parties have agreed as follows with respect to the Tenet Transaction and the proposed $80,000,000 credit facility ("Facility") from Company's current Lender, or other lender agreeable to the parties ("Lender") related thereto:

      (a)The Company and the LLC shall be co-borrowers with respect to the Facility, with the Company and the LLC each fully liable for the entire amount borrowed thereunder, (b)The Company and the LLC will enter into a mutually acceptable inter-borrower and cross-indemnity agreement, (c) If requested by the Lender, the Lender will have a security interest not only in all of the assets of the Company and the LLC, but also in all LLC membership interests and in the master lease from the LLC to the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

This Restructuring Agreement, and specifically Dr. Chaudhuri's and Thomas's obligations hereunder, are expressly conditioned upon Tenet's acceptance of the restructuring and other terms set forth herein, and, because Dr. Chaudhuri is rescinding his right to receive any interest in the Chapman Hospital real estate, upon Tenet's release of Dr. Chaudhuri's guarantee in Tenet's favor of the tenant's obligations under the Chapman Hospital lease. Dr. Shah shall provide his personal guarantee of the tenant's obligations in place of that of Dr. Chaudhuri, in a form substantially identical to the form of guaranty provided by Dr. Chaudhuri to Tenet. The provisions of the Restructuring Agreement, including the exhibits hereto, shall only be effective upon (i) receipt by Dr. Chaudhuri of written evidence reasonably satisfactory to him, and executed by Tenet, setting forth Tenet's acceptance and release as described above, (ii) receipt by Dr. Chaudhuri of the payment of $10,000,000 plus accrued interest referred to in Section 6, (iii) receipt by Dr. Chaudhuri and Thomas of fully executed originals of the New Notes and New Warrants, and (iv) execution and delivery of a mutually agreeable Operating Agreement for the LLC pursuant to
Section 7 above.

Post-Closing Condominium Units Purchase. Pursuant to the Third Amendment to the Asset Sale Agreement dated as of February 28, 2005, Tenet has been unable to obtain a waiver of the Condominium Association's rights under the right of first refusal contained in the Condominium Association Bylaws with respect to the Condominium Units (located at 999 North Tustin Avenue, Santa Ana, CA) on or before the Closing Date. The Company acknowledges and agrees that it has submitted to Tenet its bona fide and binding offer (the "Offer") to acquire the Condominium Units for a purchase price of $5,000,000, for purposes of presentation of such offer to the Condominium Association pursuant to the right of first refusal process. Seller acknowledges and agrees that it has forwarded the Offer to the Condominium Association as required by the right of first refusal process. If, as of March 24, 2005 the Condominium Association has not exercised its first right as addressed below, Tenet shall sell and the Company shall purchase the Condominium Units on the terms and conditions set forth in the Offer. If the Condominium Association exercises its rights under the right of first refusal, Tenet shall sell the Condominium Units to the Condominium Association on the terms and conditions set forth in the Offer. In the event that, following exercise by the Condominium Association of its rights under the right of first refusal, the Condominium Association is unable or unwilling to consummate such sale in accordance with the terms of the Offer, Tenet shall sell and the Company shall purchase the Condominium Units on the terms and conditions set forth in the offer as soon as reasonably practicable following the failure of the Condominium Association to consummate the purchase of the Condominium Units. In the event the Condominium Units are ultimately sold to the Company following completion of the foregoing process, the Condominium Units shall be treated as part of the Assets sold to the Company under the Agreement for purposes of all of Tenet's and the Company's respective rights and obligations with respect to such sale. In addition, if the Condominium Units are ultimately sold to the Company, they will be treated as other medical office buildings or "MOB Properties" and leased back to the Company in accordance with the Lease as mentioned in Note 5.

The Company has currently not completed its purchase of the Condominium Units.

Mogel Management Group, Inc. Acquisition - On January 1, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization with Mogel Management Group, Inc. ("MMG"), an entity with certain common ownership with the Company, and the shareholders of MMG. The Company purchased all of the issued and outstanding stock of MMG, 48 million shares, in exchange for the issuance of three promissory notes to the stockholders of MMG with a total face value of $60,000. The stockholders of MMG are also the officers and directors of

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

the Company. The fair value of the tangible assets acquired in excess of liabilities assumed amounted to $15,000, which resulted in goodwill of $45,000. During the year ended December 31, 2004, the Company recorded an impairment charge of $45,000 related to the goodwill from the MMG acquisition. In 2004, the stockholders of MMG forgave the promissory notes totaling $60,000. The Company has recorded this forgiveness of debt as a reduction in its general and administrative costs for the year ended December 31, 2004. MMG was organized under the laws of the State of Nevada on October 2, 2003 and has not engaged in any business activities that have produced any revenues and, therefore, is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

KyoMedix Corporation - On April 9, 2002, the Company entered into a share exchange agreement with KyoMedix Corporation ("KyoMedix"). The agreement called for the Company to issue 15,166,550 shares of common stock to the shareholders of KyoMedix for all of the issued and outstanding shares of common stock of KyoMedix. The agreement also called for the repurchase and cancellation of 746,592 shares of common stock for a $250,000 note payable and effecting a 4-for-1 forward stock split. The $250,000 note payable was due 90 days from signing and was secured by 13,916,000 shares of common stock of the Company. Any unpaid portion of the note was to accrue interest at 10% per annum after the 90-day term. The agreement also called for the resignation of the Company's officers and directors, the adoption of the 2002 Stock Plan of KyoMedix, changing the name of the Company to KyoMedix, Inc. and the grant of similar options to replace the options previously granted by KyoMedix. The acquisition closed April 9, 2002; however, subsequently, former and current shareholders of the Company sued to rescind the merger claiming that certain conditions of the agreement were not satisfied. On November 11, 2002, the Company signed a Compromise and Settlement Agreement and the Company cancelled the 15,166,550 shares of common stock that had been issued to the shareholders of KyoMedix. As part of the rescission agreement, the Company reissued 746,592 shares of common stock to the previous shareholder and the $250,000 note payable was voided. As part of the rescission agreement, the Company's former officers and directors were re-appointed, the adoption of the 2002 Stock Plan of KyoMedix was voided and options granted to KyoMedix option holders were cancelled. The financial statements have been restated to reflect the acquisition as having been rescinded.

NOTE 3 - COMMON STOCK AND WARRANTS

2005 Stock Transactions

Stock Purchase Agreement with OC-PIN - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock PurchaseAgreement") with Orange County Physicians Investment Network, LLC ("OC-PIN"), a company founded by Dr. Anil V. Shah and owned by a number of physicians practicing at the acquired hospitals, pursuant to which OC-PIN will invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of common stock of the Company (a portion of which shares will be acquired by an affiliate of OC-PIN). In addition, the Purchase Option Agreement, dated November 16, 2004, between the Company and Dr. Anil V. Shah has been terminated.

The Company shall issue and sell to OC-PIN, and OC-PIN agrees to purchase from the Company, an aggregate of 108,000,000 shares of the Company's common stock for a total of $30,000,000 and other consideration pursuant to the Stock Purchase Agreement. Payments for the Company's stock issuance shall occur as follow:

      (a) On or prior to February 4, 2005, OC-PIN shall pay an aggregate of $10,000,000 on behalf of the Company by depositing such amount with Tenet on behalf of the Company in connection with the Tenet Hospital Acquisition and/or by reimbursing Dr. Chaudhuri for his $10,000,000 on deposit with Tenet (upon which Dr. Chaudhuri will assign to OC-PIN or the Company his rights to the deposit).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      (b) OC-PIN made a $5,000,000 deposit to the Tenet Hospital Acquisition escrow under the Purchase Option Agreement; and OC-PIN made an additional deposit of $5,000,000 to the Tenet Hospital Acquisition escrow according to the terms of the Company's escrow commitment with Tenet, by February 4, 2005. The Company issued a total of 96,100,000 shares of its Common Stock to OC-PIN in exchange for the financing of the $10 million deposit in connection with the Tenet Hospital Acquisition. According to the Stock Purchase Agreement, the Company shall issue an additional 6,500,000 to Hari S. Lal, legal counsel for OC-PIN, related to the $10 million in deposits received from OC-PIN and the Company receiving its acute care licenses from the Department of Health Services.

      (c) No later than six calendar days before the closing of the transactions under the Tenet Agreement, OC-PIN shall deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company shall issue to OC-PIN a certificate for an additional 5,400,000 shares of its common stock (as adjusted for any stock splits, dividends, combinations or the like). The Company has extended OC-PIN's additional $20 million financing committment to the Company to March 31,2005.

During the three months ended March 31, 2005, the Company issued 1,179,000 shares of its common stock at $0.50 per share for cash proceeds of $589,500.

Stock Warrants - OC-PIN will provide most of the financing that was originally agreed to be provided by Dr. Kali Chaudhuri. The financing agreements with Dr. Chaudhuri were rescinded, and Chaudhuri and his associates will now receive stock warrants from the Company. In connection with the Company's Restructuring Agreement entered into on January 27, 2005 mentioned in Note 2, the Company issued Dr. Chaudhuri a stock purchase warrant reflecting the right to purchase up to 60,000,000 shares of the Company's Common Stock (but not to exceed 20% of the Company's Fully-Diluted capital stock) and issued William Thomas a stock purchase warrant reflecting the right to purchase up to 14,700,000 shares of the Company's Common Stock (but not to exceed 4.9% of the Company's Fully-Diluted capital stock). The warrants are exercisable beginning January 27, 2007 and the warrants expire in three and one-half years from the date of the issuance of the warrants, January 27, 2005.

The exercise or purchase price for the first 34,538,153 shares purchased upon exercise of Dr. Chaudhuri's warrant shall be $0.003125 per share, and the exercise or purchase price for the remainder of the shares shall be $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 thereafter, all subject to adjustment as provided in Section 2 of the warrant agreement.

The exercise or purchase price for the first 8,461,847 shares purchased upon exercise of Thomas's warrant shall be $0.003125 per share, and the exercise or purchase price for the remainder of the Shares shall be $0.078 per Share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 thereafter, all subject to adjustment as provided in Section 2 of the warrant agreement.

Among other terms, the exercise price in effect at any time and the number of Shares purchasable upon the exercise of this Option shall be subject to adjustment from time to time upon the happening of any of the following events:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

      (a) If at any time the Company subdivides its outstanding shares of Common Stock into a greater number of shares, the Exercise Price in effect immediately prior to such subdivision shall be proportionately reduced. If at any time the outstanding shares of Common Stock of the Company are combined into a smaller number of shares, the exercise price in effect immediately prior to such combination shall be proportionately increased.

      (b) Whenever the Exercise Price payable upon exercise of this warrant is adjusted pursuant to this Section 2, the number of shares purchasable upon exercise hereof simultaneously shall be adjusted by multiplying the number of Shares issuable immediately prior to such adjustment by the exercise price in effect immediately prior to such adjustment and dividing the product so obtained by the exercise price, as adjusted.

2004 Stock Transactions

During the year ended December 31, 2004, the Company issued 200,000 shares of common stock at $0.25 per share for total cash proceeds of $50,000. Additionally, during the year ended December 31, 2004, the Company issued 1,180,000 shares of common stock at $0.50 per share for total cash proceeds of $590,000. During the year ended December 31, 2004, the Company issued 20,000 shares of common stock at $0.50 per share in exchange for a stock subscription agreement. The Company received total proceeds of $10,000 related to this stock subscription agreement in 2005.

2003 Stock Transactions

In December 2003 the Company issued 1,460,000 shares of its common stock at $0.25 per share for cash proceeds of $365,000.

In November 2003, the board of directors approved the issuance of 16,128,000 shares of the Company's common stock to three individuals ("the Purchasers") for $100,000, pursuant to a certain Stock Purchase Agreement. In connection with this stock sale, the Company issued a promissory note for $100,000 to the former president and director of the Company and 450,000 shares of common stock to the former president and director of the Company, and a shareholder, in exchange for a certain letter of indemnification. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company.

2000 & Other Stock Transactions

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

During 1996, the Company issued 611,908 shares of common stock for consulting fees valued at $38,000 (or $.25 per share) resulting in a change in control of the Company.

During the year ended June 30, 1989, the Company issued 96,640 shares of common stock for $1,200.

The Company issued 91,452 shares of stock upon incorporation for $57,576.

Stock Splits - On December 9, 1988, the Company effected a 5-for-1 forward stock split. On April 23, 1997, the Company effected a 248.399-for-1 reverse stock split. On April 4, 2002, the Company effected a 4-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect these stock splits.


NOTE 4 - NOTES PAYABLE

On September 28, 2004 and amended on November 16, 2004, the Company entered into a Secured Convertible Note Purchase Agreement with Dr. Kali P. Chaudhuri to finance the Tenet Hospital Acquisition mentioned in Note 2. This credit facility consists of a $500,000 Secured Convertible Promissory Note and a $10 million Secured Promissory Note.

Secured  Promissory Note - In connection with the Hospital  Acquisition noted in
Note 2, the Company entered into a Secured Promissory Note with Dr. Chaudhuri, effective September 29, 2004. The Company used the proceeds of $10 million as its good faith deposit in connection with the Hospital Acquisition. The Secured Note bears interest at 7.25% per annum and interest only shall be payable on the first business day of each calendar quarter beginning January 2, 2005. In connection with the Restructuring and Payment Agreements, the $10 million Secured Promissory Note was transferred to OC-PIN and the note was converted to equity as mentioned in Note 3.

Secured Convertible Promissory Note - In connection with the Hospital Acquisition noted in Note 2, the Company entered into a Secured Convertible Note Purchase Agreement, dated September 29, 2004 and amended November 16, 2004, with Dr. Chaudhuri. The original face amount of the Secured Convertible Note was $500,000 and Dr. Chaudhuri may assist the Company with the payment of necessary transactional costs incurred in connection with the Hospital Acquisition including fees necessary to secure financing in connection with the Hospital Acquisition, which transaction costs and fees cannot be otherwise paid by the Company. In connection with the Restructuring Agreement noted above, the Company entered into the following new promissory notes dated January 31, 2005, which replace the Secured Convertible Promissory Note dated September 28, 2004 and amended November 16, 2004:

      o     Secured  Promissory  Note in the amount of  $963,186  payable to Dr.
            Chaudhuri
      o Unsecured Promissory Note in the amount of $60,031 payable to Dr. Chaudhuri
      o     Secured Promissory Note in the amount of $240,797 payable to William
            E. Thomas

The total balance outstanding on these new promissory notes as of December 31, 2004 was $1,264,014. The Secured Promissory Notes in the amount of $963,186 and $240,797 and the Unsecured Promissory Note in the amount of $60,031 were recorded in the Company's consolidated balance sheet as current notes payable. Concurrent with the completion of the Tenet Hospital Acquisition in March 2005, the Company repaid these three promissory notes plus accrued interest.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Payment Agreement - Effective as of January 31, 2005, the Company entered into a Payment Agreement with Dr. Kali Chaudhuri, William E. Thomas, Dr. Anil V. Shah, and Orange County Physicians Investment Network, LLC, a Nevada limited liability company ("OC-PIN"). The parties are parties to a Rescission, Restructuring and Assignment Agreement dated as of January 27, 2005 (the "Restructuring Agreement"), pursuant to which OC-PIN is obligated to pay, or cause the payment of, $10,000,000 plus accrued interest to Dr. Chaudhuri, and Dr. Chaudhuri is obligated to pay $2,450,000 to the Company for a 49% interest in the LLC upon the closing of the Tenet Transaction. Pursuant to this Payment Agreement, OC-PIN will pay, or cause the payment of, $7,500,000 in immediately available funds to Dr. Chaudhuri at this time. Dr. Chaudhuri has agreed to accept certain promissory notes for the balance, provided that Dr. Shah, an authorized representative and affiliate of OC-PIN, provides a personal guarantee thereof.

OC-PIN'S obligation under Section 6 of the Restructuring Agreement shall be modified so that OC-PIN shall be required to pay, or cause the payment of, $7,500,000 in immediately available funds to Dr. Chaudhuri, and deliver to Dr. Chaudhuri two promissory notes, (the "OC-PIN Notes"), on the terms and subject to the conditions otherwise set forth in the Restructuring Agreement. In addition, the Company shall deliver to Dr. Chaudhuri its promissory note, (the
"Interest Note"), in a principal amount of $60,031, equal to the accrued interest referred to in Section 6 of the Restructuring Agreement. Repayment of the OC-PIN Notes and the Interest Note shall be guaranteed by Dr. Shah pursuant to a General Continuing Guaranty substantially in the form of Exhibit B. In addition, Dr. Shah shall become a co-guarantor (jointly and severally) with OC-PIN of these new notes pursuant to the same General Continuing Guaranty.

Acquisition Loan and Line of Credit - In connection with the Tenet Hospital Acquisition, the Company obtained borrowings to complete the Hospital Acquisition from affiliates of Medical Capital Corporation of Anaheim, CA. Effective March 3, 2005, the Company and its Subsidiaries collectively entered into a Credit Agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company has obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 will be in the form of a non-revolving Line of Credit (the "Line of Credit") and $50,000,000 will be in the form of a real estate loan (the "Acquisition Loan") (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete its purchase of the Tenet Hospital Acquisition mentioned in Note 2. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its Subsidiaries, (b) funds for other general corporate purposes of the Company and its Subsidiaries, and (c) funds for other purposes permitted hereunder.

Interest payments are due on the Obligations on the first business day of each calendar month to occur while any Obligation is outstanding at the interest rate of 14% per annum. The Obligations mature at the first to occur of (i) the Commitment Termination Date for the Line of Credit Loan, (ii) March 2, 2007, or
(iii) the occurrence or existence of a continuing Event of Default under any of the Obligations. The Commitment Termination Date means the earliest of (a) thirty calendar days prior to March 2, 2007; (b) the date of termination of Lender's obligations to make Advances under the Line of Credit Note or permit existing Obligations to remain outstanding pursuant to Section 8.2(b), (c) the date of prepayment in full by the Company and its Subsidiaries of the Obligations and the permanent reduction of all Commitments to zero dollars; (d) March 2, 2007. Per the Credit Agreement, all future capital contributions to the Company by OC-PIN shall be used by the Company as mandatory prepayments of the Line of Credit.

In connection with the Credit Agreement, AHM CGH, Inc., a California corporation, has agreed to sell its ownership interest in certain condominium units located at 999 North Tustin Avenue, Santa Ana, California (the "Condominium Units") to the Company, and upon such acquisition using the Company's own funds, the parties intend that the Liens granted in Leasehold Deed of Trust shall be expanded and spread to encumber such interests in the Condominium Units. The Company intends to immediately transfer the Condominium Units to PCHI, to which transfer Lender hereby consents.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its Subsidiaries, including without limitation, a pledge of the capital stock by the Company in the other Borrowers. In addition, (i) PCHI has agreed to guaranty the payment and performance of all obligations of the Obligations, (ii) West Coast and Ganesha have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and
(iv) Orange County Physicians Investment Network, LLC, a Nevada limited liability company and a significant shareholder of IHHI ("OC-PIN") has agreed to guaranty the payment and performance of all the Obligations.

Credit Agreement Fees - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, Company and its Subsidiaries shall pay to Lender an origination fee in an amount equal to 2% of the Credit Line Commitment or $600,000, and 2% of the Acquisition Loan or $1,000,000 (together the "Origination Fee"), to be payable out of Company and its Subsidiaries own funds, which fee shall be deemed earned in full upon receipt by Lender. Upon the completion of the Tenet Hospital Acquisition on March 8, 2005, the Company paid the lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000.

Mandatory Prepayments. Immediately upon receipt by any Credit Party of any cash proceeds of any sale or other disposition of any Collateral, the Company and its Subsidiaries shall prepay the Obligations in an amount equal to all such proceeds, net of (A) commissions and other reasonable and customary transaction costs, fees and expenses properly attributable to such transaction and payable by the Company and its Subsidiaries in connection therewith (in each case, paid to non-Affiliates), (B) transfer taxes, (C) amounts payable to holders of senior Liens on such asset (to the extent such Liens constitute Permitted Encumbrances hereunder), if any, and (D) an appropriate reserve for income taxes in accordance with GAAP in connection therewith. Any such prepayment shall be applied in accordance with Section 1.2(c). The following shall not be subject to mandatory prepayment under this subsection: (1) proceeds of sales of Inventory in the ordinary course of business; (2) proceeds of collection of Accounts in the ordinary course of business; (3) proceeds of sales of equipment and other personal property in the ordinary course of business so long as such equipment and other personal property is replaced (if necessary in the exercise of prudent business judgment) by equipment and other personal property of equal or greater value or utility for a Borrower's business; and (4) transfers of equipment and other personal property between the Company and its Subsidiaries in the ordinary course of business.

In addition to the foregoing, if by the date which is thirty (30) calendar days from the Closing Date, March 7, 2005 (the "Mandatory Prepay Date"), the Company and its Subsidiaries for any reason fail to acquire all of the Condominium Units from Sellers as provided in the Asset Sale Agreement with capital contributed to the Company by its shareholders, then the Company and its Subsidiaries agree to and shall on the Mandatory Prepay Date prepay the amount of $5,000,000 against outstanding principal balance of the Obligations. Said $5,000,000 must consist of capital contributed to Company by its shareholders and may not constitute funds borrowed from any source. Said mandatory $5,000,000 prepayment shall be applied to the principal balance of the Acquisition Loan outstanding to the Company and its Subsidiaries.

2003 Purchase Promissory Note - In connection with the Company's sale of 16,128,000 shares of its common stock in November 2003, the Company issued a promissory note to the former president and director of the Company in the amount of $100,000. The Company received a letter of indemnification which holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The promissory note dated November 18, 2004 has a term of 90 days and bears interest at 10% per annum. The Company repaid the promissory note in full on February 18, 2004.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 5 - REAL ESTATE SALE

Hospital Real Estate Sale - In order to induce Dr. Chaudhuri to enter into the Secured Convertible Note Purchase Agreement to provide the financial support for the Company's Tenet Hospital Acquisition, the Company granted an option to Dr. Chaudhuri (or his assignee or designee) to acquire all of the real estate which the Company will acquire in the Hospital Acquisition (i.e. Western Medical Center - Santa Ana, Western Medical Center - Anaheim and Coastal Community Hospital) for the price of $5,000,000 and the assumption of the Acquisition Loan of $50 million. The Company agrees to deliver title to the property free and clear of all liens of all liens and encumbrances except only those exceptions to title agreed to in the Hospital Acquisition and the real estate loan the Company will incur in connection with the closing of the Hospital Acquisition. The Company and Dr. Chaudhuri agree to cooperate in negotiating with the Company's lenders to organize the financing in a manner which permits Dr. Chaudhuri to exercise the option and acquire the real property subject to the real estate loan while the Company will remain liable for the working capital loan.

On November 16, 2004, the Company entered into a Purchase LLC Option Agreement (the "LLC Option Agreement") with Dr. Anil V. Shah (or his assignee, Orange County Physicians Investment Network, LLC, a California limited liability company) (collectively, "Shah"). Pursuant to the LLC Option Agreement, the Company intends to contribute substantially all of the real property acquired in the Tenet Hospital Acquisition to a limited liability company to be formed by the Company (the "LLC") in which Dr. Kali P. Chaudhuri has certain rights to become a member pursuant to that certain LLC Option Agreement, dated on or about the date hereof, between Chaudhuri and the Company.

Amendment and Exercise or Real Estate Purchase Option - Pursuant to Section 3 of the Option agreement dated September 28, 2004, as amended and restated on November 16, 2004 ("LLC Option Agreement"), Dr. Chaudhuri currently has an option to purchase 100% of the membership interests of the LLC (as defined in the LLC Option Agreement) for $5,000,000. The LLC Option Agreement was amended to provide that Dr. Chaudhuri's option shall be to purchase 49% of the membership interests of the LLC for $2,450,000, and may be assigned to and exercised by an affiliate of Dr. Chaudhuri. Dr. Chaudhuri hereby exercises that option, as so amended, such exercise to be conditioned upon, and effective at, the Closing of the Tenet Transaction. The exercise is also conditioned upon (a) receipt by Dr. Chaudhuri of receipt of evidence satisfactory to him that OC-PIN has acquired the remaining 51% of the LLC membership interests simultaneously with Dr. Chaudhuri's acquisition of the 49% interest, (b) receipt by Dr. Chaudhuri of receipt of evidence satisfactory to him that the LLC has acquired the real estate (owned in fee) in the Tenet Transaction (i.e. Western Medical Center - Santa Ana, Western Medical Center - Anaheim and Coastal Community Hospital and the medical office buildings, but not the leased Chapman Hospital and medical office building), (c) execution by Dr. Chaudhuri, OC-PIN and Dr.
Shah, and by the Company if initially required, of a customary Operating Agreement for a California manager-managed limited liability company reasonably satisfactory to Dr. Chaudhuri and OC-PIN in which (i) Dr. Chaudhuri and Dr. Shah have equal rights of management of the LLC, and (ii) Dr. Chaudhuri may not sell, syndicate or otherwise transfer any of his management rights in the LLC without the consent of the holder(s) of a majority of the LLC membership interests (although it is expressly understood that Dr. Chaudhuri may hold title to the

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

LLC membership interests through an affiliate), and (d) execution by the Company, as tenant, of a lease with the LLC, as landlord, in substantially the form of Exhibit D. The exercise price shall be placed into escrow and released against delivery of certificates or other satisfactory evidence of transfer to Dr. Chaudhuri or an affiliate of 49% of the membership interests of the LLC. The Company and OC-PIN agree to comply with all of the aforesaid covenants which may, at Dr. Chaudhuri's election, be specifically enforced as provided in
Section 11.6.

Payment Agreement - Effective as of January 31, 2005, the Company entered into a Payment Agreement with Dr. Kali Chaudhuri, William E. Thomas, Dr. Anil V. Shah, and Orange County Physicians Investment Network, LLC, a Nevada limited liability company ("OC-PIN"). In connection with the close of the Tenet Hospital Acquisition in March 2005, OC-PIN and Dr. Chaudhuri paid the Company the $5 million Real Estate Option purchase price. The Company used the proceeds from this real estate sale to complete the Tenet Hospital Acquisition.

NOTE 6 - REAL ESTATE LEASE

Triple Net Hospital and Medical Office Building Lease - As of March 7, 2005, the Company entered into a Triple Net Hospital and Medical Office Building Lease (the "Lease") with Pacific Coast Holdings Investment, LLC, a California limited liability company ("Landlord"). Concurrent with the closing of the Tenet Hospital Acquisition, the Company transferred all of the real estate of the acquired Hospitals (the "Hospital Properties") to the Landlord whereupon the Landlord shall lease back the Hospital Properties to the Company on the terms and conditions set forth in the Lease. Upon the closing of the Tenet Hospital Acquisition, Landlord shall be the owner of the property consisting of hospital properties (the "Hospital Properties") and medical office buildings and a long term acute care facility (collectively "MOB Properties") together with the buildings, improvements and fixtures (hereinafter collectively referred to as the "Property").

The term of the Lease for the Hospital Properties shall be for approximately 25 years, commencing March 8, 2005 (the "Commencement Date") and which shall terminate on February 28, 2030. The Company has the option to extend the term of this Lease for the Hospital Properties (the "Option") for one additional term of twenty-five (25) years commencing when the initial term expires (the "Option Period") upon each and all of the following terms and conditions:

      (a) This lease shall automatically renew for the Option Period unless Tenant gives to Landlord, and Landlord actually receives, on a date which is at least six and not more than nine months prior to the date that such Option Period would commence (if exercised), a written notice that Tenant has declined to exercise the Option to extend this Lease. If said notification of the exercise of the Option is not so given and received, the Option shall automatically renew as herein provided. (b) Tenant shall not be in breach of this Lease at the time of exercise of each of the Options. (c) All of the terms and conditions of the Lease except where specifically modified by this Option shall apply.

The term of this Lease for the defined MOB Properties shall be for approximately one year, commencing March 8, 2005 (the "Commencement Date") and which shall terminate on February 28, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

The Company has requested and Landlord has agreed to permit the Company to use the Property as collateral for the purposes of joint financing of the Property and the Company's business operation for an initial period of time and, subject to the terms herein, the operations of the Company and the Property. The Company's obligation for base rent ("Base Rent") payments shall be set in relationship to said financing. The Company has arranged for an initial financing ("Initial Financing") in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 will be in the form of an operating loan ("Operating Loan") and $50,000,000 will be in the form of a real estate loan ("Real Estate Loan"). In addition, the Company may borrow additional funds against accounts receivable ("A/R Financing"). The Operating Loan, the Real Estate Loan and the A/R Financing will be secured by both the Property and the Company's operations.

The Company and the Landlord agree that the Initial Financing should be replaced as soon as practical but in any event within two years of the Commencement Date of the Lease term the Company and Landlord covenant and agree to work cooperatively to secure said refinancing meeting the following criteria: (a) The refinancing shall be provided by an institutional lender in an arms length transaction. (b) The refinancing shall not exceed $100 million of which not more than $50 million will be a Real Estate Loan. (c) The terms of said refinancing shall not impair the financial viability of either the Company or the Landlord.
(d) Neither the Landlord, nor any of Landlord's members shall be required to assume any personal liability or obligation for said refinancing. The sole recourse of the lender shall be to the Property and the Company's assets. (e)
The loan shall be at commercially reasonable rates and upon commercially reasonable terms including reasonable amortization of principal. (f) The loan will not include any contingent interest provisions or any payments other than interest upon a principal sum. (g) The loan shall not limit the sale or transfer of all or portions of the Property or of interests in Landlord for a period greater than five years.

So long as the Real Estate Loan, Operating Loan and/or A/R Financing are cross collateralized, the Company shall have an obligation and duty to Landlord to pay when due all sums coming due under the Operating Loan and A/R Financing and to otherwise fully comply with all terms and conditions of the Operating Loan and A/R Financing and Landlord shall have an obligation and duty to the Company to pay when due all sums coming due under the Real Estate Loan and to otherwise fully comply with all terms and conditions of the Real Estate Loan. Five years after the Commencement Date, Landlord shall have the right to terminate the cross collateralization of the Operating Loan and A/R Financing with the Real Estate Loan and to refinance the Real Estate Loan as provided in Section 2.13 of the Lease.

Base Rent (Hospital Properties) - The monthly Hospital Properties Base Rent shall equal the Principal Sum multiplied by the sum of the Cost of the Landlord's Principal Sum plus the Landlord's Spread the product of which shall be added to the Landlord's Amortization Expense, then divided by twelve. Set forth as a formula this calculation is as follows:

Monthly Base Rent = [Principal Sum x (Cost of Landlord's Principal Sum +Landlord's Spread)] + Amortization Expense

The definitions of the Monthly Base Rent are (a) The "Principal Sum" is $50,000,000. (b) The "Cost of Landlord's Principal Sum" is the average annual interest rate charged on loan secured by the first lien Deed of Trust (or Mortgage) on the Property for the preceding month, as the same may vary from time to time. (c) The "Landlord's Spread" for the first one year of the lease term is the difference between 12% per annum and the annual interest rate (which may vary monthly) of the Real Estate Loan but in no event more than 2 1/2 % per annum, thereafter "Landlord's Spread" is 2 1/2% over the Cost of Landlord's Principal Sum. (d) Commencing on the earlier of (i) the refinancing contemplated by Section 2.3 of the Lease or (ii) two years following the Commencement Date, the "amortization Expense" shall be the annual sum of $2,500,000 until such time as a total Amortization Expense of $50,000,000 has been paid. (e) "Consumer Price Index" or "CPI" shall refer to the "Consumer Price Index, Los Angeles-Long Beach-Anaheim Average, All Items (1982-1984=100)" as published by the United States Department of Labor, Bureau of Labor Statistics ("Bureau"). In the event that the Bureau shall cease to publish said Consumer Price Index, then the national index shall apply and if the national index is no longer published, then the successor or most nearly comparable index thereto shall be used as determined by Landlord.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

On each five year anniversary of the Commencement Date the Hospital Base Rent shall be increased (but not decreased) to an amount equal to the then current fair market rental rate, but in no event increased by more than 5% over the preceding month's Hospital Base Rent (provided however that such time as the Amortization Payment is no longer being made the 5% limitation shall cease to apply). Commencing not less than ninety days prior to each fifth anniversary of the Commencement Date, Landlord and the Company shall attempt to agree on the fair market rental rate for the Hospital Properties. If Landlord and the Company are not able to agree to the fair market rental rate within thirty days, Landlord and the Company shall each choose an independent, licensed real estate broker, with not less than five years experience in leasing healthcare related facilities including hospitals. The two real estate brokers so appointed shall appoint a third real estate broker, similarly qualified. Each broker shall independently determine the fair market rental rate. The three rates so determined will be averaged. The rate determined by the brokers which varies the most from the average shall be discarded and the two remaining values and the average value shall be averaged and said second average shall constitute the fair market rental rate. Each party shall bear the costs of the real estate broker appointed by that party and the parties shall equally divide the costs of the third real estate broker. Notwithstanding the provisions of this Section 2.10, if at any time the monthly Hospital Base Rent determined in accordance with Section 2.9 hereof would exceed the monthly Hospital Base Rent determined in accordance with this Section 2.10, then this Section 2.10 of the Lease shall be discarded and the monthly Hospital Base Rent shall be determined in accordance with Section 2.9 of the Lease.

Base Rent ( MOB Properties) - The monthly MOB Properties Base Rent shall equal the rent received from tenants of the MOB Properties, less the actual monthly costs to operate said MOB Properties, and also less a monthly charge for insurance and real property taxes equal to one-twelfth the estimated annual cost thereof. In the event the estimated monthly charge for insurance and real property taxes is in error at the end of the lease term, then Landlord and the Company shall make an appropriate adjustment so that the sum deducted in order to calculate the MOB Properties Base Rent is correct.

NOTE 7 - INTANGIBLE ASSET

In connection with the Company's stock sale of 16,128,000 shares of its common stock in November 2004, the Company issued a promissory note of $100,000 and 450,000 shares of its common stock in exchange for a letter of indemnification from the Company's former President and shareholder. The 450,000 shares of common stock were valued by the Company at $0.0062 per share. The letter of indemnification holds the Company and the Purchasers harmless from and against any and all liabilities of any type or nature, whatsoever, of the Company that existed prior to the closing of the Stock Purchase Agreement, including fees of legal counsel for the Company in connection with the completion of the Stock Purchase Agreement and the promissory note due to the former president and director of the Company. The Company has recorded the letter of indemnification as an intangible asset of $102,790 based on the total fair market value of the promissory note and common stock issued. The Company is amortizing the intangible asset using the straight-line method over the enforceable life of the letter of indemnification of two years. During the year ended December 31, 2004 and 2003, the Company incurred amortization expense of $51,395 and $6,424.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 8 - INCOME TAXES

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

At December 31, 2004 and 2003, the Company had unused operating loss carryforwards of approximately $1,849,000 and $116,000, respectively, which may be applied against future taxable income in various years through 2024. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The deferred tax assets were approximately $800,000 and $41,000 at December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $759,000 and $14,000 during the years ended December 31, 2004 and 2003, respectively.

Tenet Hospital Acquisition - The Tenet Hospital Acquisition was an asset purchase transaction and the Company will have limited benefit from the net operating losses of the acquired Hospitals. In connection with the Company's completion of the Tenet Hospital Acquisition in March 2005, the Company sold 100% of its interest in PCHI to its majority shareholders. For income tax purposes, the sale of 100% of its interest in PCHI could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% backup witholding on any deemed dividend or interest income.

The March 3, 2005 contribution of the real estate acquired in the Tenant Hospital Acquisition to Pacific Coast Holdings Investment LLC ("PCHI"), a 100% owned subsidiary of the Company, was intended to be a non-taxable event. The Company's sale of 100% of the membership interest in PCHI on March 3, 2005, to West Coast Holdings LLC and Ganesha Realty LLC in consideration of $5 million plus the assumption of the $50 million Acquisition Loan on the real property debt is a taxable event to the Company. The Company is currently assessing the potential impact of this taxable event in 2005.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to/from Shareholders and Officers - During the year ended December 31, 2004 and 2003, the Company's President paid expenses on behalf of the Company totaling nil and $4,355, respectively. During the years ended December 31, 2004 and 2003, the Company advanced nil and $60,000, respectively, to the officers and majority shareholders of the Company. At December 31, 2004 and 2003, the total amount due from the Company's officers and majority shareholders was nil and $60,000, respectively. The amounts due to/from shareholders and officers bear no interest and are due when funds are available.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Management Compensation - Effective January 1, 2004, the Company entered into employment agreements with each of its three executive officers. The employment agreements provide among other terms, each officer a base salary of $250,000 per year, a bonus of $50,000 per year, and an employment term of five years. During the year ended December 31, 2004, the Company incurred total compensation expense of $1,205,640 related to these three employment agreements, including accrued compensation of $913,388 at December 31, 2004. During the year ended December 31, 2003, the Company did not pay any compensation to its officers and directors.

In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Among other terms the three year employment agreements in aggregate provide for annual salaries totaling $2,540,000, total stock option grants to purchase 7,500,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Driectors.

Office Lease - The Company's office facility is leased by Mogel Management Group, LLC ("MMG LLC"), a company owned by the officers of the Company. The Company reimbursed MMG LLC for the use of the office space in the amount of $68,044 and $0 for the years ended December 31, 2004 and 2003, respectively.


NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:


                                                        Year Ended
                                           -----------------------------------
                                           December 31, 2004 December 31, 2003
                                           ----------------- -----------------

Loss from continuing operations available
 to common shareholders (numerator)             $(1,840,191)      $ (28,132)

Weighted average number of common
 shares used in loss per share during
 the period (denominator)                        19,986,750       3,470,589


Dilutive loss per share was not presented, as the Company did not have any common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments - Pursuant to the new Lease entered into as of March 7, 2005 as mentioned in Note 6, the Company's future minimum lease payments related to the acquired Tenet Hospitals and other medical facilities are as follows as of December 31:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

                      Year Ending December 31,
                      ------------------------
                       2005                                   $ 10,642,672
                       2006                                     13,153,611
                       2007                                     13,233,219
                       2008                                     13,315,216
                       2009                                     13,315,216
               Thereafter (2010-2029)                          278,706,133
                                                             -------------
                                                             $ 342,366,067
                                                             =============

Contingencies - In the ordinary course of business, the Company is subject to legal proceedings and claims. The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position and results of operations.