Form 10-Q
period 2005-03-31
Integrated Healthcare Holdings Inc
filed 2005-05-23
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-Q

 (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to

                         Commission File Number: 0-23511

                                  ------------


                      Integrated Healthcare Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                 87-0412182
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


695 Town Center Drive, Suite 260, Costa Mesa,             92626
                California                              (Zip Code)
(Address of principal executive offices)


                                 (714) 434-9191
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Consolidated Balance Sheet as of March 31, 2005 and
         December 31, 2004                                                  2

         Unaudited Consolidated Statement of Operations for the three
         months ended March 31, 2005 and March 31, 2004                     3

         Unaudited Consolidated Statement of Stockholders' Equity as of
         March 31, 2005 and December 31, 2004                               4

         Unaudited Consolidated Statement of Cash Flows for the three
         months ended March 31, 2005 and March 31, 2004                     5

         Condensed Notes to Unaudited Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        32

Item 4.  Controls and Procedures                                           32

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       34

Item 3.  Defaults Upon Senior Securities                                   36

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits                                                          42

SIGNATURES                                                                 45

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2005            2004
                                                                           ----------------------------
Current assets:                                                             (Unaudited)
       Cash and cash equivalents                                           $  6,414,122    $     69,454
       Accounts receivable, net of allowance for doubtful
         accounts of $3,141,406 at March 31, 2005                            16,968,328              --
       Inventories of supplies, at cost                                       5,947,127              --
       Prepaid expenses and other assets                                      3,854,474          18,519
                                                                           ----------------------------
                                                                             33,184,051          87,973

Property and equipment, net                                                  59,321,425          57,423
Investment in hospital asset purchase                                                --      11,142,145
Deferred loan fees, net of accumulated amortization of $62,355                1,870,645              --
Intangible asset, net of accumulated amortization of $70,668 and $57,819         32,122          44,970
                                                                           ----------------------------
       Total assets                                                        $ 94,408,243    $ 11,332,511
                                                                           ============================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Secured line of credit note                                         $ 13,200,000    $         --
       Secured acquisition note                                              50,000,000      11,264,013
       Income taxes payable                                                   1,472,000              --
       Accounts payable                                                       5,145,396         156,142
       Accrued compensation and benefits                                      1,063,677         800,313
       Accrued contract labor costs                                           6,810,000              --
       Other current liabilities                                              1,643,292              --
                                                                           ----------------------------
         Total current liabilities                                           79,334,365      12,220,468

Capital lease obligations, net of current of $204,141                         3,440,858              --
Commitments and contingencies                                                        --              --
Minority interest in variable interest entity                                 4,991,095              --

Stockholders' equity:
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 118,039,000 and 20,780,000 shares
         issued and outstanding, respectively                                   124,539          20,780
       Common stock warrants; 41,291,892 outstanding                         27,987,100              --
       Additional paid in capital                                            11,785,363       1,189,621
       Deferred warrant expense                                             (11,552,927)             --
       Accumulated deficit                                                  (21,702,150)     (2,098,358)
                                                                           ----------------------------
         Total stockholders' equity                                           6,641,925        (887,957)
                                                                           ----------------------------
Total liabilities and stockholders' equity                                 $ 94,408,243    $ 11,332,511
                                                                           ============================

            The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2005   MARCH 31, 2004
                                                     --------------   --------------
                                                       (Unaudited)      (Unaudited)
Net operating revenues                                $ 21,747,029    $         --

Operating expenses:
      Salaries and benefits                             12,450,604         296,829
      Supplies                                           3,033,815              --
      Provision for doubtful accounts                    3,141,406              --
      Other operating expenses                           3,900,220         180,124
      Depreciation and amortization                        262,212          15,179
      Common stock warrant expense                      16,434,173              --
                                                      ------------    ------------
                                                        39,222,430         492,132

Operating loss                                         (17,475,401)       (492,132)
      Interest expense                                     665,296              --
                                                      ------------    ------------

Loss including minority interest and
      before provision for income taxes                (18,140,697)       (492,132)

      Provision for income taxes                         1,472,000              --
      Minority interest in variable interest entity         (8,905)             --
                                                      ------------    ------------

Net loss                                              $(19,603,792)   $   (492,132)
                                                      ============    ============
Per Share Data:
      Basic and fully diluted
          Loss per common share                       $      (0.22)   $      (0.03)

      Weighted average shares outstanding               88,493,611      19,582,667

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      Common Stock          Common Stock Warrants      Additional     Deferred
                               -------------------------   ------------------------     Paid-in        Warrant      Accumulated
                                  Shares         Amount      Shares       Amount        Capital        Expense        Deficit
                               -----------   -----------   ----------   -----------   -----------   ------------    ------------
Balance, December 31, 2003      19,380,000   $    19,380           --   $        --   $   551,021   $         --    $   (217,781)

Issuance of debt for the
 acquisition of MMG, Inc.               --            --           --            --            --             --         (40,386)

Issuance of common stock for
  cash at $0.25 per share          200,000           200           --            --        49,800             --              --

Issuance of common stock for
  cash at $0.50 per share        1,200,000         1,200           --            --       588,800             --              --

Net loss                                --            --           --            --            --             --      (1,840,191)

                               -----------   -----------   ----------   -----------   -----------   ------------    ------------
Balance, December 31, 2004      20,780,000   $    20,780           --   $        --   $ 1,189,621   $         --    $ (2,098,358)
                               ===========   ===========   ==========   ===========   ===========   ============    ============

Issuance of common stock for
  cash at $0.50 per share        1,159,000         1,159           --            --       598,342             --              --

Issuance of common stock for
  cash to OCPIN                102,600,000       102,600           --            --     9,997,400             --              --

Issuance of common stock
  warrants                              --            --   41,291,892    27,987,100            --    (27,987,100)             --

Common stock warrants
  expensed at March 31, 2005                                                                          16,434,173

Net loss                                --            --           --            --            --             --     (19,603,792)

                               -----------   -----------   ----------   -----------   -----------   ------------    ------------
Balance, March 31, 2005        124,539,000   $   124,539   41,291,892   $27,987,100   $11,785,363   $(11,552,927)   $(21,702,150)
                               ===========   ===========   ==========   ===========   ===========   ============    ============

                                     Total
                                ------------
Balance, December 31, 2003      $    352,620

Issuance of debt for the
 acquisition of MMG, Inc.            (40,386)

Issuance of common stock for
  cash at $0.25 per share             50,000

Issuance of common stock for
  cash at $0.50 per share            590,000

Net loss                          (1,840,191)

                                ------------
Balance, December 31, 2004      $   (887,957)
                                ============

Issuance of common stock for
  cash at $0.50 per share            599,501

Issuance of common stock for
  cash to OCPIN                   10,100,000

Issuance of common stock
  warrants                                --

Common stock warrants
  expensed at March 31, 2005      16,434,173

Net loss                         (19,603,792)

                                ------------
Balance, March 31, 2005         $  6,641,925
                                ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Three           Three
                                                                            Months Ended    Months Ended
                                                                           March 31, 2005  March 31, 2004
                                                                           --------------  --------------
Cash flows from operating activities:
Net loss                                                                    $(19,603,792)  $   (492,132)
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization expense                                      324,566         15,179
      Common stock warrant expense                                            16,434,173             --
      Increase in prepaid expense and other assets                            (1,497,101)            --
      Increase in  net accounts receivable                                   (16,968,328)        (8,827)
      Increase in income taxes payable                                         1,472,000             --
      Increase in accounts payable                                             4,989,254        209,908
      Increase in accrued compensation and benefits                              385,384             --
      Increase in accrued contract labor costs                                 6,810,000             --
      Increase in other accrued liabilities                                    1,439,151             --
      Decrease in inventories of supplies                                         71,868             --
                                                                            ------------   ------------
        Net cash used in operating activities                                 (6,142,825)      (275,872)
                                                                            ------------   ------------
Cash flows from investing activities:
      Acquisition of hospital assets, net                                    (63,214,995)            --
      Proceeds from sale of property                                          (5,000,000)            --
      Purchase of property and equipment                                              --        (14,877)
      Acquisition of MMG, Inc., net of cash acquired                                  --          8,534
                                                                            ------------   ------------
        Net cash used in investing activities                                (58,214,995)        (6,343)
Cash flows from financing activities:
      Issuance of secured promissory notes, net of costs                      48,067,000        (71,715)
      Proceeds from line of credit                                            13,200,000             --
      Proceeds from issuance of stock                                         10,699,501        200,000
      Repayment of secured notes                                              (1,264,013)            --
                                                                            ------------   ------------
        Net cash provided by financing activities                             70,702,488        128,285
                                                                            ------------   ------------
Net increase (decrease) in cash                                                6,344,668       (153,930)
                                                                            ------------   ------------
Cash and cash equivalents, beginning of period                                    69,454        265,000
                                                                            ------------   ------------
Cash and cash equivalents, end of period                                    $  6,414,122   $    111,070
                                                                            ============   ============

Supplemmental disclosure of noncash transactions:
    Issuance of promissory notes for Acquisition                            $ 53,000,000   $         --
    Consolidation of variable interest entity                               $ 54,758,312   $         --
    Expense of common stock warrants                                        $ 16,434,173   $         --
    Rescinded secured promissory note for the
       return of initial deposit on hospital assets                         $ 10,000,000   $         --
  Interest paid                                                             $  1,629,000   $         --
  Income taxes paid                                                         $         --   $         --


            The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Acquisition - On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center--Santa Ana, CA; (ii) 188-bed Western Medical Center--Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company (the "Subsidiaries") formed for the purpose of completing the Hospital Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA 92705, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA 92705, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA 92805; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA 92704, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA 92869, and a lease for the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) the furniture, fixtures and contract rights associated with the Hospitals.

      The results of operations of the acquired assets from the acquisition date (March 8, 2005) have been included in the Company's consolidated statement of operations for the three months ended March 31, 2005. As a result of the Acquisition the Company has commenced its planned principal operations and accordingly is no longer considered a development stage enterprise.

      As discussed further in Note 7, concurrent with the close of the Acquisition the Company entered into a sale-leaseback transaction with a Pacific Coast Holdings Investment, LLC ("PCHI"), a then wholly owned subsidiary, involving all the real property acquired in the Acquisition. PCHI was then immediately sold to certain major equity holders in the Company. In this transaction the Company received consideration of $5 million in cash plus PCHI's guaranty of the Company's acquisition note of $50 million. Because, among other reasons, the Company remains primarily liable under the $50 million debt notwithstanding its guaranty by PCHI, this transaction does not qualify for sale-leaseback accounting and the $50 million in debt has not been removed from the Company's consolidated balance sheet at March 31, 2005. However, because PCHI now holds title to the real property, the Company's interest in the real estate was converted to a lease interest pursuant to the lease entered into between PCHI, as lessor, and the Company, as lessee as part of the sale-leaseback transaction. Additionally, as further discussed under Consolidation below, Company management has determined that generally accepted accounting principles require that the financial statements of PCHI must be included in the consolidated financial statements of the Company under generally accepted accounting principles.

      Consolidation - The consolidated financial statements include the accounts of Integrated Healthcare Holdings, Inc. ("the Company") and its wholly owned subsidiaries, Mogel Management Group, Inc. ("MMG") and its four hospital subsidiaries located in Orange County, California (collectively, the "Hospitals"):

         Western Medical Center - Anaheim       Anaheim, CA       188 beds
         Western Medical Center - Santa Ana     Santa Ana, CA     282 beds
         Coastal Communities Hospital           Santa Ana, CA     178 beds
         Chapman Medical Center                 Orange, CA        114 beds

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      Additionally, generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. As discussed further in Note 9, the Company has determined that it provides to the entity that purchased the Hospitals' real estate the majority of its financial support through various sources including lease payments, cross-collateralization of the Company's assets to secure the transferred debt, and the use of the Company's equity financing. Accordingly, the accompanying consolidated financial statements include the accounts of this entity from the date of the real estate sale.

      All  significant   intercompany   accounts  and  transactions   have  been
eliminated in combination.

      Company Operations - The Company through the Hospitals is primarily engaged in the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $19,603,792 (inclusive of warrant expenses incurred in connection with the Hospital acquisitions of $16,434,173) during the three months ended March 31, 2005 and has negative working capital of $46,150,314 at March 31, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II ("Medical Provider"), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $13.2 million as of March 31, 2005. The default has caused the acquisition loan to be classified as a current liability as of March 31, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.

      Management is working to restructure the debt with Medical Provider and believes that the Company's existing cash flow from operations and the Company's ability to raise additional capital will be sufficient to meet its continuing obligations for the foreseeable future. The Company has requested and PCHI has agreed to permit the Company to use the Hospitals' real property as collateral for the purposes of joint financing of Company's business operation for an initial period of time.

      Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its consolidated financial position at March 31, 2005, and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited consolidated financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

      Organization - Integrated Healthcare Holdings, Inc. (the "Company") was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah. In December 1988, the Company merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, the Company changed its name to Integrated Healthcare Holdings, Inc.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      Use of Estimates - The accounting and reporting policies of the Hospitals conform to accounting principles generally accepted in the United State of American and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which the Hospitals operate. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

      Net Patient Service Revenue - Net patient service revenue is recognized in the period in which services are performed and is recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicate, Medicaid, managed care and other health plans.

      Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the combined statements of operations and changes in ownership equity. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

      Percentages of net patient service revenue, by payer type, for the Hospitals for the quarter ended March 31, 2005 were as follows:

                                           QUARTER ENDED
                                           MARCH 31, 2005
                                           --------------
               Medicare                          22%
               Medicaid                          14%
               Managed care                      43%
               Indemnity, self-pay and other     21%


      Revenues under the traditional fee-for-service Medicare and the California Medi-Cal ("Medicaid") programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups (DRG) prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United State Department of Health and Human Services (CMS). The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments (Outlier Percentage). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2004 was a decrease from $31,000 to $25,800, which CMS projects will result in an Outlier Percentage of 5.1%.

      Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of the month, the Hospitals estimate expected reimbursement for patient of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. Management does not believe there were any adjustments to estimates of individual patient bills that were material to its net patient service revenue.

      Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

      The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net patient service revenue or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The amount of gross charges foregone under the charity policy, including indigent care accounts, for the three months ended March 31, 2005 was approximately $1,007,878.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision of doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid are fully reserved when they reach 180 days old.

      Provision for Doubtful Accounts- The Hospitals provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

      The Hospitals' policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated.

      During the three months ended March 31, 2005, the Hospitals recorded provisions for doubtful accounts of $3,141,406.

      Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

      Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and any impairment write-downs related to assets held and used. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Capital leases are recorded at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life.

      The Company use the straight-line method of depreciation for buildings, building improvements, and equipment over their estimated useful lives as follows:

            Buildings and improvements          4 to 25 years
            Equipment                           3 to 15 years

      The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at March 31, 2005.

      Medical Claims Incurred but not Reported - The Company record estimates of claims incurred but not reported (IBNR) to the Hospitals for its obligations under agreements with various HMOs. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. These estimates are periodically reviewed and any adjustments are reflected prospectively in operations.

      The Company believes that IBNR claims reserves are adequate to satisfy ultimate claims liabilities; however, establishment of IBNR claims estimates is an inherently uncertain process and actual experience could result in prospective revisions to these estimated reserves.

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

      Net Loss per Common Share - Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of March 31, 2005, the Company has determined that no impairment of its long-lived assets exists.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


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

      Recently Enacted Accounting Standards - On October 13, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for the Company as of the fiscal year commencing January 1, 2006. The statement generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations. This standard also requires that the modified prospective transition method be used, under which the Company will recognize compensation cost for (1) the fair value of new awards granted, modified or settled after the effective date of the SFAS 123R; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such date.. The measurement of compensation cost for awards that are not fully vested as of the effective date of the SFAS 123R would be based on the same estimate that the Company used to previously value its grants under SFAS 123.

      As a result of SFAS 123R, the Company will be required to expense the fair value of its stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is current practice. Additionally, if it chooses to do so, SFAS 123(R) permits the Company to adopt the new share-based award accounting by retrospectively restating results for all periods presented to facilitate period-to-period comparison. The Company has not yet made a determination as to whether it will adopt SFAS 123(R) retrospectively and is currently assessing the potential impact of the new standard on its consolidated financial statements and is evaluating alternative equity compensation arrangements.

      In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities," which requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Paragraph 1 of ARB 51 states that consolidated financial statements are usually necessary for a fair presentation when one of the companies in the group directly or indirectly has a controlling financial interest in the other companies. Paragraph 2 states that "the usual condition for a controlling financial interest is ownership of a majority voting interest..." However, application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. See Note 8 regarding the Company's implementation of FIN 46(R).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 2 - ACQUISITION

The purchase price, after all purchase price adjustments, of the Acquisition amounted to $69,784,202. The fair value of the tangible assets acquired and liabilities assumed consisted of the following:

        Property and equipment                           $  59,493,353
        Inventories of supplies                              6,018,995
        Prepaid expenses and other current assets            2,338,854
        Debt issuance costs                                  1,933,000

                                                         -------------
                                                           $69,784,202
                                                         =============

The Company financed the asset purchase by obtaining a $50 million acquisition debt, drawing $3 million on a working capital line of credit, the sale of the Company's common stock for $10,100,000, and $5 million in proceeds from the sale of the real property of the acquired Hospitals.

Supplemental pro forma information disclosing the results of operations for the current interim period and the corresponding period in the preceding year as though the Acquisition had been completed as of the beginning of each period is not presently available. The Company anticipates it will furnish such information in its condensed consolidated financial statements for the period ended June 30, 2005.

      As of December 31, 2004, the Company recorded its initial deposit of $10 million on the Tenet Hospital Acquisition and direct acquisition costs of $1,142,145, consisting primarily of legal fees, as an Investment in hospital asset purchase in the accompanying consolidated balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of March 31, 2005:

        Land                                    $28,839,098
        Buildings and improvements               19,270,104
        Equipment                                 7,808,774
        Leasehold                                 3,659,401
                                                -----------
                                                 59,577,377

        Less accumulated depreciation              (255,952)

                                                -----------
          Property and equipment, net           $59,321,425
                                                ===========

      The  Hospitals  are affected by State of  California  Senate Bill 1953 (SB
1953), which requires certain seismic safety building standards for acute care hospital facilities. The Hospitals are currently reviewing the SB 1953 compliance requirements and developing multiple plans of action to achieve such compliance, the estimated time frame for complying with such requirements, and the cost of performing necessary remediation of certain of the properties. The Hospitals cannot currently estimate with reasonable accuracy the remediation costs that will need to be incurred in order to make the facilities SB 1953-compliant, but such remediation costs could be significant.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 4 - COMMON STOCK

      2005 Stock Transactions

      Stock Purchase Agreement with OC-PIN - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Orange County Physicians Investment Network, LLC ("OC-PIN"), a company founded by Dr. Anil V. Shah and owned by a number of physicians practicing at the acquired hospitals, pursuant to which OC-PIN committed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of the Company's common stock. In addition, a prior Purchase Option Agreement, dated November 16, 2004, between the Company and Dr. Anil V. Shah was terminated.

      During the three months ended March 31, 2005, the Company issued 96.1 million shares of its common stock in consideration of $10.1 million from OC-PIN under the Stock Purchase Agreement. The Company used the proceeds from this stock sale as part of the consideration paid to Tenet for the Hospital acquisition.

      Under the Stock Purchase Agreement, no later than six calendar days before the closing of Acquisition, OC-PIN was to deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company was to issue an additional 5.4 million shares of its common stock to OC-PIN. The Company extended OC-PIN's additional $20 million financing commitment to March 31, 2005, but as of May 22, 2005, OC-PIN has not made any additional stock purchases. See "Note 12 - Subsequent Events" for information concerning the current status of this matter.

      During the three months ended March 31, 2005, the Company issued 1,179,000 shares of its common stock at $0.50 per share for cash proceeds of $589,500.

NOTE 5 - COMMON STOCK WARRANTS

      In connection with the Company's Rescission, Restructuring and Assignment Agreement entered into on January 27, 2005, the Company issued to Dr. Kali
Chaudhuri ("Chaudhuri") and Mr. William Thomas ("Thomas") stock purchase warrants to purchase up to 74,700,000 shares of the Company's Common Stock (but not to exceed 24.9% of the Company's fully-diluted capital stock) (the "Warrants"). The Company's financing agreements entered into with Dr. Chaudhuri in 2004, which provided Dr. Chaudhuri and Thomas with a $500,000 secured convertible promissory note, a $10 million secured promissory note and a stock option agreement, were rescinded and cancelled. The $500,000 convertible promissory note was originally convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis. In addition, the Company released its initial deposit of $10 million plus accrued interest for the Tenet hospital acquisition back to Dr. Chaudhuri. The Company issued to Dr. Chaudhuri and Thomas non-convertible secured promissory notes totaling $1,264,013 and the Warrants.

      The warrants are exercisable beginning January 27, 2007 and expire 3.5 years from the date of issuance. The exercise price for the first 43 million shares purchasable under the Warrants is $0.003125 per share, and the exercise price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 thereafter.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      Based upon a valuation obtained by the Company from an independent valuation firm, the Company assigned a value to the 74,700,000 warrants of $27,987,100 at the date of grant. As of March 31, 2005, the Company recognized an expense of $16,434,173 related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the Warrants at the date of grant and the maximum number of shares exercisable as of March 31, 2005 of 41,291,892 (which constitutes 24.9% of the fully diluted stock that would have been outstanding as of March 31, 2005 assuming maximum possible exercise of the Warrants). The Company recorded the fair value of the remaining unexercisable Warrants as of March 31, 2005 of $11,552,927 as deferred warrant expense in the accompanying consolidated balance sheet as of March 31, 2005. The Company will recognize additional Warrant expense in subsequent quarters over the term of the Warrants of 3.5 years based on any future increases in the number of outstanding shares of the Company's fully diluted common stock.

      The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

        Risk-free interest rate                    3.2%, 3.33%
        Expected volatility                       33.6%, 35.7%
        Dividend yield                              --
        Expected life (years)                        2,    2.5
        Fair value of Warrants (fully diluted)  $0.343, $0.398

      Due to fact that the Company emerged from the development stage during the three months ended March 31, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals.

NOTE 6 - DEBT

      The current portion of the Company's debt consists of the following notes as of March 31, 2005:

                Secured line of credit note     $  13,200,000

                Second aquisition note             50,000,000
                                                -------------

                                                $  63,200,000
                                                =============

      Acquisition Loan and Line of Credit - In connection with the Tenet Hospital Acquisition, the Company obtained borrowings to complete the Hospital Acquisition from affiliates of Medical Capital Corporation of Anaheim, CA. Effective March 3, 2005, the Company and its Subsidiaries collectively entered into a Credit Agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company has obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non-revolving Line of Credit (the "Line of Credit") and $50,000,000 is in the form of a real estate loan (the "Acquisition Loan") (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (See Notes 1 and 2). The Line of Credit is to be used for the purpose of providing: (a) working capital financing for the Company and its Subsidiaries, (b) funds for other general corporate purposes of the Company and its Subsidiaries, and (c) other permitted purposes.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


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

      The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its Subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned subsidiaries. In addition, (i) PCHI (see Note 7) has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha (see
Note 7) have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (see Note 4) has agreed to guaranty the payment and performance of all the Obligations.

      Credit Agreement Fees - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, Company and its Subsidiaries agreed to pay to the Lender an origination fee in an amount equal to 2% of the Credit Line Commitment or $600,000, and 2% of the Acquisition Loan or $1,000,000, to be payable out of Company and its Subsidiaries own funds, which fee shall be deemed earned in full upon receipt by Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the deferred loan fees over the two year term of the Obligations. During the three months ended March 31, 2005, the Company recognized $62,355 of amortization expense and has unamortized deferred loan fees of $1,870,645 as of March 31, 2005.

      Former Secured Promissory Note - In t an effort to obtain financing to permit thehe Acquisition to occur, the Company entered into a Secured Promissory Note with Dr. Chaudhuri, effective September 29, 2004. The Company used the proceeds of $10 million as its good faith deposit in connection with the Acquisition. The terms of the Secured Note included interest at 7.25% per annum payable on the first business day of each calendar quarter beginning January 2, 2005. In connection with the Restructuring and Payment Agreements discussed in
Note 5, the $10 million initial deposit and accrued interest was returned to Dr. Chaudhuri during the three months ended March 31, 2005 and Dr. Chaudhuri rescinded and cancelled the $10 million secured promissory note with the Company.

      Former Secured Convertible Promissory Note - The Company also entered into a Secured Convertible Note Purchase Agreement, dated September 29, 2004 and amended November 16, 2004, with Dr. Chaudhuri. The original face amount of the Secured Convertible Note was $500,000 and Dr. Chaudhuri was to assist the Company with the payment of necessary transactional costs incurred in connection with the Acquisition, including fees necessary to secure financing in connection with the Acquisition, which transaction costs and fees could not otherwise be paid by the Company. In connection with the Restructuring Agreement noted above, the Company entered into the following new promissory notes dated January 31, 2005, which replaced the Secured Convertible Promissory Note dated September 29 , 2004 and amended November 16, 2004:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      o     Secured  Promissory  Note in the amount of  $963,186  payable to Dr.
            Chaudhuri
      o Unsecured Promissory Note in the amount of $60,031 payable to Dr. Chaudhuri
      o     Secured Promissory Note in the amount of $240,797 payable to William
            E. Thomas

      Concurrent with the completion of the Acquisition, in March 2005, the Company repaid these three promissory notes plus accrued interest.

      Accounts Receivable Purchase Agreement - In March 2005, the subsidiary hospitals of the Company entered into an Accounts Purchase Agreement [that allows or requires? the sale of] their accounts receivable to Medical Provider Financial Corp as they become billable to third parties. The Company will continue to provide billing and collection services and the proceeds collected from the accounts receivable are applied to reduce amounts advanced under this agreement. As of March 31, 2005, there were no advances made under this agreement. This agreement has a term of two years.

NOTE 7 - SALE OF REAL ESTATE AND VARIABLE INTEREST ENTITY

      Concurrent  with  the  close  on the  acquisition  of the  Hospitals,  Dr.
Chaudhuri and Dr. Shah exercised their option to purchase all of the real property of the Hospitals pursuant to an Option agreement dated September 28, 2004, as amended and restated on November 16, 2004 ("LLC Option Agreement"). The option was exercised by the option holders purchasing from the Company all of the equity interests in PCHI, which holds title to the real property. The Company received $5 million and PCHI guranteed the Company's acquisition debt of $50 million.

      The Company remains primarily liable under the $50 million acquisition note notwithstanding its assumption by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, it appears that the Company has indirectly guaranteed the indebtedness of PCHI. In substance, the Company is standing ready to perform on the acquisition debt should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

      In connection with the sale of all of the real property of the Hospitals, the Company entered into a triple net lease with PCHI to leaseback this real property for an initial term of 25 years. Per the triple net lease, PCHI will receive rent that covers the cost of the underlying debt, plus a guaranteed spread up to 2.5%. Additionally, the Company has a right to renew the leases for periods up to an additional 25 years.

      PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors - see Note 4) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and William Thomas - see Note 5). Generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company's non-real estate assets to secure the $50 million debt. Accordingly, during the three months ended March 31, 2005, the Company included in its consolidated financial statements, the net assets of PCHI, net of consolidation adjustments.

      Selected information of PCHI's balance sheet as of March 31, 2005, and its results of operations for the period March 8, 2005 to March 31, 2005 are as follows:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      Total assets            $  56,063,376
      Total liabilites        $  51,072,281
      Member's equity         $   4,991,095
      Net revenues            $     617,564
      Net loss                $      (8,905)

      Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements:

      o The Company's lease interest in the hospitals has been eliminated leaving PCHI's ownership of the land and buildings being presented in the accompanying consolidated financial statements. Additionally, a deferred gain of $12,157,808 arising from the Company's sale of PCHI has been eliminated to state the land and buildings at the Company's cost.

      o Because the Company remains primarily liable under the $50 million debt notwithstanding its assumption by PCHI, generally accepted accounting principles do not allow the Company to remove this liability from its balance sheet. Therefore, it is necessary to eliminate the same item from PCHI's balance sheet in consolidation.

      o PCHI's equity accounts have been classified as minority interest in variable interest entity in the accompanying consolidated balance sheet.

      o The Company's rent expense to the extent of debt servicing on the underlying debt has been eliminated against PCHI's rental income. Amounts payable by the Company to PCHI as rent expense that are in excess of debt servicing on the underlying debt are accounted for as an element of minority interest in variable interest entity expense in the accompanying consolidated statement of operations. Additionally, amounts assigned to land and buildings under lease from PCHI are being depreciated and amortized over the 25 year initial term of the lease.

NOTE 8 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. A valuation allowance has been used to offset the recognition of any deferred tax assets related to net operating loss carryforwards due to the uncertainty of future realization.

      The Company's provision for income taxes is composed of the following for the three months ended March 31:

                                                    2005            2004
                                                ------------    ------------
        Current income tax expense:

                U.S. Federal and State          $  1,472,000    $         --

        Deferred income taxes:

                U.S. Federal and State          $         --    $         --
                                                ------------    ------------

                Total                           $  1,472,000    $         --
                                                ============    ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      The provision for income taxes differs from the federal and state statutory tax expense as follows for the three months ended March 31, 2005:

        Estimated tax benefit at federal and state statutory
         rates on an annualized basis                          $ (2,759,000)
        Common stock warrant expense                              1,636,000
        Gain on sale of assets                                    1,151,000
        Change in valuation allowance                             1,435,000
        Other                                                         9,000

                                                                -----------
                                                                $ 1,472,000
                                                                ===========

      Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following at March 31:

                                                       2005            2004
                                                  ------------    ------------
        Current deferred tax assets:
                Allowance for doubtful accounts   $  5,263,440    $         --
                Accured vacation                       770,011              --
                Other accruals                         484,048              --
                Net operating losses                        --         252,000
                                                  ------------    ------------
                Deferred tax assets                  6,517,499         252,000

        Valuation allowance                         (6,517,499)       (252,000)
                                                  ------------    ------------

                Net deferred tax assets           $         --    $         --
                                                  ============    ============

      A valuation allowance of $6.5 million was recorded in the first quarter of 2005 based on an assessment of the realization of the Company's deferred tax assets. The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, Company management determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors taken into consideration include:

      o cumulative losses in recent years;
      o income/losses expected in future years;
      o unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;
      o the availability, or lack there, of taxable income in prior carryback periods that would limit realization of tax benefits;
      o the carryforward period associated with the deferred tax assets and liabilities; and
      o prudent and feasible tax-planning strategies.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      As of March 31, 2005, Company management concluded that it was more likely than not that the deferred tax assets were not realizable. Therefore, it was appropriate to record a 100% valuation allowance after considering and weighing all evidence in the first quarter of 2005. The Company established the valuation allowance as a result of assessing the realization of the deferred tax assets based on the above facts.

      Tenet Hospital Acquisition - The Acquisition was an asset purchase transaction and the Company will not benefit from the net operating losses of the acquired Hospitals. In connection with the Company's completion of the Tenet Hospital Acquisition in March 2005, the Company sold all of the real estate of the acquired hospitals to its majority shareholders. For income tax purposes, the sale of the real estate of the acquired hospitals could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% on any deemed dividend or interest income.

      The March 8, 2005 contribution of the real estate acquired in the Tenant Hospital Acquisition to Pacific Coast Holdings Investment LLC ("PCHI"), a 100% owned subsidiary of the Company, was intended to be a non-taxable event. The Company's sale of 100% of the membership interest in PCHI on March 8, 2005, to West Coast Holdings LLC and Ganesha Realty LLC in consideration of $5 million plus the assumption of the $50 million Acquisition Loan on the real property debt is a taxable event to the Company. The Company is currently assessing the potential impact of this taxable event in 2005.

      PCHI Tax Status - PCHI is a limited liability corporation. PCHI's owners plan to make tax elections for it be treated as a disregarded entity for tax reporting, whereby similar to a partnership PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying consolidated financial statements do not include any amounts for the income tax expense or benefit of PCHI's income or loss.

NOTE 9 - RELATED PARTY TRANSACTIONS

      PCHI - The Company leases all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. William Thomas. Dr. Shah is the chairman of the Company and is also the co-manager an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock. The Company has consolidated the financial statements of PCHI for the period March 8, 2005 through March 31, 2005 in accordance with FIN 46(R). See Note 8.

      Due to/from Shareholders and Officers -As of the quarter ended March 31, 2003, the Company had advanced $60,000 to the officers and majority shareholders of the Company. The amounts due to/from shareholders and officers bore no interest and were subsequently forgiven during the year ended 12/31/04.

      Management Compensation - Effective January 1, 2004, the Company entered into employment agreements with each of its three executive officers. The employment agreements provide among other terms, each officer a base salary of $250,000 per year, a bonus of $50,000 per year, and an employment term of five years. During the year ended December 31, 2004, the Company incurred total compensation expense of $1,205,640 related to these three employment agreements and the Company had accrued compensation of $913,388 at December 31, 2004. During the year ended December 31, 2003, the Company did not pay any compensation to its officers and directors.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Among other terms the three year employment agreements in aggregate provide for annual salaries totaling $2,290,000, total stock option grants to purchase 6,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors.

NOTE 10 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods presented:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005              2004
                                                    ----------------------------
        Loss from continuing operations available
         to common shareholders (numerator)         $(19,603,792)  $   (492,132)

        Weighted average number of common
         shares used in loss per share during
         the period (denominator)                   $ 88,493,611   $ 19,582,667

      The Company's weighted average common stock equivalents related to the Warrants (Note 5) were 38,892,161 for the three months ended March 31, 2005. These common stock equivalents have been excluded from the Company's weighted average number of common shares outstanding due to their anti-dilutive effect for the three months ended March 31, 2005.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      Capital Leases - The Hospitals have long-term lease obligations for certain equipment. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a net book value of approximately $3,659,401 are included in property and equipment in the accompanying consolidated balance sheet. The following is a schedule of future minimum lease payments under capitalized equipment leases together with the present value of the net minimum lease payments as of March 31, 2005:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


        Year ending March 31:

        2005                                    $   686,292
        2006                                        686,292
        2007                                        686,292
        2008                                        686,292
        2009                                        686,292
     Thereafter                                   2,745,168
                                                -----------
                Total minimum lease payments    $ 6,176,628

        Less amount representing interest         2,517,227
                                                -----------

                Present value of net minimum
                 lease payments                   3,659,401

        Less current portion                        204,141
                                                -----------

                Long-term portion               $ 3,455,260
                                                ===========

      Concurrent with the closing of the Acquisition as of March 7, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI (the "Related Party Lease"). The Company leases all of the real estate of the acquired Hospitals properties (the "Hospital Properties") and medical office buildings and a long term acute care facility (collectively the "MOB Properties") from PCHI. The term of the Lease for the Hospital Properties shall be for approximately 25 years, commencing March 8, 2005 and terminates on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of twenty-five years. The Related Party Lease is required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13 ("SFAS 13"). This related party capital lease has been eliminated upon consolidation with PCHI.

      Operating Leases - In connection with the acquisition of the Hospitals, the Company also assumed the operating leases for the Chapman facility, which include buildings, land, and other equipment. The following is a schedule of the Company's future minimum operating lease payments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

                                Unrelated Third     Related
Year Ended December 31,             Parties       Party (PCHI)           Total
-----------------------         ------------------------------------------------
        2005                    $  2,038,365      $ 10,642,672        12,681,037
        2006                       2,008,102        13,153,611        15,161,713
        2007                       1,660,807        13,233,219        14,894,026
        2008                       1,162,675        13,315,216        14,477,891
        2009                         844,267        13,315,216        14,159,483
     Thereafter                    8,569,793       278,706,133       287,275,926
                                ------------------------------------------------
                                $ 16,284,009      $342,366,067      $358,650,076
                                ================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


      The Company's related party lease transactions related to the Triple Net Hospital and Medical Office Building Lease are eliminated with PCHI in the accompanying consolidated financial statements.

      The Company and its subsidiaries are involved in various legal proceedings most of which relate to routine matters incidental to the Company's business. The Company does not believe that the outcome of these matters are likely to have a material adverse effect on the Company.

NOTE 12 - SUBSEQUENT EVENTS

      Default Notice - On or about May 9, 2005, the Company received a notice of default from its lender, Medical Provider Financial Corporation II ("Medical Provider"). Medical Provider is the lender for the secured acquisition note of $50 million, which was assumed by PCHI and the Company's secured line of credit note of up to $30 million, each of which was issued pursuant to a Credit Agreement dated as of March 3, 2005. In addition, each of OC-PIN, PCHI, Ganesha Realty, LLC, and West Coast Holdings, LLC, which are parties to the Credit Agreement, has received a notice of default under the Credit Agreement.

      The notice of default asserts that (i) the Company failed to provide satisfactory evidence that the Company has received capital contributions of not less than $15,000,000, as required under the Credit Agreement, (ii) the Company failed to prepay $5,000,000 by the Mandatory Prepay Date as required under the Credit Agreement, and (iii) a Material Adverse Effect has occurred under the Credit Agreement for reasons relating primarily to OC-PIN's failure to fully fund its obligations under its Stock Purchase Agreement with the Company dated January 28, 2005.

      Medical Provider has indicated that, as a consequence of the alleged events of default and for so long as such events are continuing, the interest rates applicable to the outstanding loans under the Credit Agreement will be increased to the Default Rate of 19%, the line of credit facility is suspended as to additional advances (with any additional advances made at its discretion at the Default Rate of 19%), and all Obligations (as defined in the Credit Agreement), will be forthwith due and payable. The total principal and interest due and payable under the loans made under the Credit Agreement currently amount to approximately $63,937,333 as of the date of the default letter, which does not include possible additional amounts claimed by Medical Provider for unpaid interest at the Default Rate, attorneys' fees and costs, costs of collection, trustee's fees and costs, and other fees, charges and expenses paid or incurred by Medical Provide.

      The Company has recorded the acquisition note of $50 million and outstanding draws on the line of credit of $13.2 million as current liabilities in the accompanying consolidated financial statements.

      First Amendment to stock Purchase Agreement - As of May 18, 2005, the Company entered into the First Amendment to Stock Purchase Agreement, which amends the Stock Purchase Agreement dated January 28, 2005, with OC-PIN. Concurrent with the execution of this amendment, the Company and OC-PIN entered into an Escrow Agreement as of May 17, 2005 ("Escrow"). Significant terms of this Stock Purchase Agreement Amendment include:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


o OC-PIN shall submit 57,250,000 shares of the Company's common stock to Escrow (the "Escrowed Shares"). Following this deposit of shares into Escrow, the Company will not interfere or challenge in any manner, OC-PIN's or Hari Lal's ownership of an aggregate of 45,350,000 shares of the Company's common stock.
o The Company may sell or cancel the Escrowed Shares. OC-PIN will have the right of first refusal to purchase the Escrowed Shares if the Company decides to sell the Escrowed Shares within 12 months from the date of the amendment, May 18, 2005.
o OC-PIN agrees to purchase up to 5.4 million additional shares of the Company's common stock for payments totaling $15 million plus financing costs. On or before June 17, 2005, OC-PIN shall make a payment of $5 million, less $190,981, to the Company. On or before July 18, 2005, OC-PIN shall deliver $5 million to the Company. On or before August 17, 2005, the OC-PIN shall deliver $5 million to the Company. OC-PIN also agrees to pay the Company's direct and indirect financing costs incurred as a result of OC-PIN's failure to timely fund the balance of the Stock Purchase Agreement dated January 28, 2005.
o During the 45 days subsequent to May 18, 2005, the Company will work in good faith with Capital Source Finance LLC to refinance the debt with Medical Providers.
o If within 45 days from May 18, 2005, the Company is able to complete its refinancing with Capital Source Finance LLC, the Company will reduce the third payment due from OC-PIN from $5 million to $2.5 million.
o Upon the Company's receipt of $5 million from OC-PIN pursuant to the Stock Purchase Agreement dated January 28, 2005 and the Company's purchase of certain real property referred to as the 999 Medical Office Building, the Company shall transfer such real property to PCHI for no further compensation.
o The employment agreements for the Company's CEO, CFO, and President shall be amended to provide for 3 year severance payments, payable in a lump sum at employees request, if any of them are terminated without cause or if they resign for good cause. The severance shall be three years compensation from the date of this amendment and shall be reduced by one month for each month employed, not to be reduced less than one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-KSB filed on March 31, 2005, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

      As used in this report, the terms "we", "us", "our", "the Company", "Integrated Healthcare Holdings" or "IHHI" mean Integrated Healthcare Holdings, Inc., unless otherwise indicated.

OVERVIEW

      Prior to March 8, 2005, we were primarily a development stage company with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and the transaction closed in March 2005. Effective March 8, 2005, we acquired and began operating the following four hospital facilities in Orange County, California (referred to in this report as our "Hospitals"):

      o     282-bed Western Medical Center in Santa Ana;
      o     188-bed Western Medical Center in Anaheim;
      o     178-bed Coastal Communities Hospital in Santa Ana; and
      o     114-bed Chapman Medical Center in Orange.

      Our results of operations discussed in this report primarily reflect the last 24 days of the quarter ended March 31, 2005 during which we owned the Hospitals, and so are not indicative of an entire quarter of operations.

      We entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet's negotiated rate agreements were assigned to our Hospitals. Our own Medicare provider numbers were received in April. California State Medicaid Program provider numbers are outstanding, but we believe that these will be received shortly.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      COMMON STOCK WARRANTS

      In connection with the Company's Rescission, Restructuring and Assignment Agreement entered into on January 27, 2005, the Company issued to Dr. Kali
Chaudhuri ("Chaudhuri") and Mr. William Thomas ("Thomas") stock purchase warrants to purchase up to 74,700,000 shares of the Company's Common Stock (but not to exceed 24.9% of the Company's fully-diluted capital stock) (the "Warrants"). The Company's financing agreements entered into with Dr. Chaudhuri in 2004, which provided Dr. Chaudhuri and Thomas with a $500,000 secured convertible promissory note, a $10 million secured promissory note and a stock option agreement, were rescinded and cancelled. The $500,000 convertible promissory note was originally convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis. In addition, the Company released its initial deposit of $10 million plus accrued interest for the Tenet hospital acquisition back to Dr. Chaudhuri. The Company issued to Dr. Chaudhuri and Thomas non-convertible secured promissory notes totaling $1,264,013 and the Warrants.

      The warrants are exercisable beginning January 27, 2007 and expire 3.5 years from the date of issuance. The exercise price for the first 43 million shares purchasable under the Warrants is $0.003125 per share, and the exercise price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 thereafter.

      As of March 31, 2005, the Company recognized an expense of $16.4 million related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the Warrants at the date of grant and the maximum number of shares exercisable as of March 31, 2005 of 41,291,892 (24.9% of the fully diluted stock outstanding as of March 31, 2005). The Company recorded the fair value of the remaining unexercisable Warrants as of March 31, 2005 of $11.5 million as deferred warrant expense in the accompanying consolidated balance sheet. The Company will amortize the deferred warrant expense in subsequent quarters over the term of the Warrants of 3.5 years based on any future increases in the number of outstanding shares of the Company's fully diluted common stock.

      The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

        Risk-free interest rate                    3.2%,  3.33%
        Expected volatility                       33.6%,  35.7%
        Dividend yield                             --
        Expected life (years)                        2,    2.5
        Fair value of Warrants (fully diluted)  $0.343, $0.398

      Due to fact that the Company emerged from the development stage during the three months ended March 31, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals.

      SALE OF REAL ESTATE AND VARIABLE INTEREST ENTITY

      Concurrent with the close of the Company's acquisition of the Hospitals, Dr. Chaudhuri and Dr. Anil Shah exercised their options to purchase the Company's interest in a limited liability company holding the real property underlying the Hospitals pursuant to an option agreement dated September 28, 2004, as amended and restated on November 16, 2004 (the "LLC Option Agreement"). The option holders purchased all of the Company's interests in Pacific Coast Holdings Investment LLC ("PCHI"), which acquired title to the real property. The Company received $5 million and PCHI guaranteed the Company's acquisition debt of $50 million.

      The Company remains primarily liable under the $50 million acquisition note notwithstanding its guaranty by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, it appears that the Company has indirectly guaranteed the indebtedness of PCHI. In substance, the Company is standing ready to perform on the acquisition debt should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

      In connection with the sale of all of the real property of the Hospitals, the Company entered into a triple net lease with PCHI to leaseback this real property for an initial term of 25 years. Per the triple net lease, PCHI will receive rent that covers the cost of the underlying debt, plus a guaranteed spread up to 2.5%. Additionally, the Company has a right to renew the leases for periods up to an additional 25 years.

      PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors), and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and William Thomas). Generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company's non-real estate assets to secure the $50 million debt. Accordingly, during the three months ended March 31, 2005, the Company included in its consolidated financial statements, the net assets of PCHI, net of consolidation adjustments.

RESULTS OF OPERATIONS

      The following table summarizes our results of operations from continuing operations for the three months ended March 31, 2005 and 2004. For the 2005 period, these results reflect only 24 days of operations from the Hospitals.

                                                               THREE MONTHS ENDED
                                                        --------------------------------
                                                        MARCH 31, 2005    MARCH 31, 2004
                                                        --------------    --------------
                                                          (Unaudited)       (Unaudited)

Net operating revenues                                   $ 21,747,029     $         --

Operating expenses:
        Salaries and benefits                              12,450,604          296,829
        Supplies                                            3,033,815               --
        Provision for doubtful accounts                     3,141,406               --
        Other operating expenses                            3,900,220          180,124
        Depreciation and amortization                         262,212           15,179
        Common stock warrant expense                       16,434,173               --
                                                         ------------     ------------
                                                           39,222,430          492,132

Operating loss:                                           (17,145,401)        (492,132)
        Interest expense                                      665,296               --
                                                         ------------     ------------

Loss including minority interest and
        before provision for income taxes                 (18,140,697)        (492,132)

        Provision for income taxes                          1,472,000
        Minority interest in variable interest entity          (8,905)              --
                                                         -----------------------------

Net loss                                                 $(19,603,792)    $   (492,132)
                                                         ============     ============

Per Share Data:
        Basic and fully diluted
               Loss per common share                     $      (0.22)    $      (0.03)

        Weighted average shares outstanding                88,493,611       19,582,667


      THREE MONTHS ENDED MARCH 31, 2005 AND 2004

      Losses from continuing operations, before interest, taxes and common stock warrant expense, increased to $1.0 million for the three months ended March 31, 2005 from $492,000 for the three months ended March 31, 2004. Substantially all of the 2005 loss reflects the operational losses from 24 days of operations from the newly acquired hospitals.

      For the three months ended March 31, 2005, we recognized an expense of $16.4 million relating to the issuance of common stock Warrants to Chaudhuri and Thomas. We computed the expense of the Warrants based on their fair value at the date of grant and the maximum number of shares exercisable as of March 31, 2005 of 39,136,766 (24.9% of fully diluted shares outstanding as of March 31, 2005). We recorded the fair value of the remaining unexercisable Warrants at March 31, 2005 of $11.6 million as deferred compensation in the accompanying consolidated balance sheet. We will amortize the deferred compensation in subsequent quarters over the term of the Warrants of 3.5 years, based on any future increases in the number of outstanding shares of our fully diluted common stock.

      We computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

        Risk-free interest rate                     3.2% - 3.33%
        Expected volatility                        33.6% - 35.7%
        Dividend yield                                   --
        Expected life (years)                         2 and 2.5
        Fair value of Warrants (fully diluted)    $0.343 - $0.398

      Income tax provision was $1.5 million for the three months ended March 31, 2005, which was primarily the result of the deferred gain on sale of property (see financial statement notes), which we believe may be a taxable gain, offsetting the remaining loss from operations.

      PROVISION FOR DOUBTFUL ACCOUNTS

      We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of accounts receivable, historical collections experience for each type of payer and other relevant factors. Various factors that can impact our collection trends, including changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

      Our Hospitals' policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated.

      During the three months ended March 31, 2005, we recorded provisions for doubtful accounts of $3.1 million.

      The breakdown of our billed hospital receivables (which is a component of total receivables) at March 31, 2005 is summarized in the table below. Included in insured receivables are accounts that are pending provider numbers from Medicaid. These receivables totaled approximately 38.9% of our billable hospital receivables at March 31, 2005.

                                                    MARCH 31, 2005
                                                    --------------
                Insured receivables                      84.4%
                Uninsured receivables                    15.6%
                                                    --------------
                Total                                   100.0%
                                                    ==============

      Our allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable at March 31, 2005 are summarized as follows (dollars in thousands):

                                                       MARCH 31, 2005
                                                       --------------
         Allowance for doubtful accounts                   $ 3,141
         Percentage of accounts receivables                   15.6%

      Our reported accounts receivable as of March 31, 2005 were all under 30 days outstanding, due to the fact that our acquisition of Hospital assets from Tenet in March 2005 did not include patient accounts.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used by operating activities was $6.1 million in the three months ended March 31, 2005. Net accounts receivable increased to $17.0 million from 24 days of hospital operation. Prepaid expenses and other assets increased to $1.5 million. Accounts payable increased to $5.0 million and payroll related accruals, including contract labor, increased to $7.2 million. Income taxes payable of $1.5 million were accrued.

      Cash used in investing activities was $58.2 million in the three months ended March 31, 2005 to acquire the hospitals from Tenet.

      Cash provided by financing activities was $70.7 million in the three months ended March 31, 2005.

      At March 31, 2005, our indebtedness consisted of a $50 million, 2-year term loan for the purchase of hospitals and a $13.2 million drawn-down from a $30 million line of credit (also 2-year term), both of which bear interest at 14%. Payments are interest only for the 2-year term. In addition, in March 2005, our subsidiary hospitals entered into a 2-year Accounts Purchase Agreement to sell Accounts Receivable to a lending institution as they become billable to third parties. We will continue to provide billing and collection services and the proceeds collected thereby are applied to reduce amounts advanced under this agreement. As of March 31, 2005 there were no advances made to purchase Accounts Receivable.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      As a result of SFAS 123R, the Company will be required to expense the fair value of any stock option grants that it may make in the future, rather than disclose the impact on its consolidated statement of operations within the Company's footnotes.

      In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities," which requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Paragraph 1 of ARB 51 states that consolidated financial statements are usually necessary for a fair presentation when one of the companies in the group directly or indirectly has a controlling financial interest in the other companies. Paragraph 2 states that "the usual condition for a controlling financial interest is ownership of a majority voting interest..." However, application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. See Note 7 regarding the Company's implementation of FIN 46 (R).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      At March 31, 2005, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging or derivative instrument arrangements. We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in various legal proceedings most of which relate to routine matters incidental to the Company's business. The Company does not believe that the outcome of these matters are likely to have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the quarter ended March 31, 2005, the Company issued (i) to Kali P. Chaudhuri, M.D. and William E. Thomas warrants to acquire up to 24.9% of the common stock of the Company exercisable for a period of 18 months beginning 2 years after issuance of the warrants, a general pre-emptive right to participate in future sales of equity securities by the Company up to 24.9% and a tag-along right relating to future issuances of stock to Dr. Shah or OC-PIN; (ii) to Orange County Physicians Investment Network, LLC 96,100,000 shares of common stock; and (iii) to Hari S. Lal 6,500,000 shares of common stock.

      The aforementioned common stock, warrants and rights were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      On or about May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II ("Medical Provider"). Medical Provider is the lender to the Company under a $50 million acquisition loan, and a working capital non-revolving line of credit of up to $30 million, each of which has been issued pursuant to a Credit Agreement, dated as of March 3, 2005, to which the Company and Medical Provider are parties (the "Credit Agreement").

      In addition, each of Orange County Physicians Investment Network, LLC ("OCPIN"), Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, and West Coast Holdings, LLC, which are parties to the Credit Agreement, has received a notice of default under the Credit Agreement.

      The notice of default asserts that (i) the Company failed to provide satisfactory evidence that the Company has received capital contributions of not less than $15,000,000, as required by Section 2.1(s) of the Credit Agreement,
(ii) the Company failed to prepay $5,000,000 by the Mandatory Prepay Date as required under Section 1.2(b)(ii) of the Credit Agreement, and (iii) a Material Adverse Effect has occurred under the Credit Agreement for reasons relating primarily to OCPIN's failure to fully fund its obligations under its Stock Purchase Agreement with the Company dated January 28, 2005 (as discussed further below in Item 8.01).

      Medical Provider has indicated that, as a consequence of the alleged events of default and for so long as such events are continuing, the interest rates applicable to the outstanding loans under the Credit Agreement will be increased to the Default Rate (as defined in the Credit Agreement), the line of credit facility is suspended as to additional advances (with any additional advances made at its discretion at the Default Rate), and all Obligations (as defined in the Credit Agreement), will be forthwith due and payable. The total principal and interest due and payable under the loans made under the Credit Agreement currently amount to approximately $63,937,333, which does not include possible additional amounts claimed by Medical Provider for unpaid interest at the Default Rate, attorneys' fees and costs, costs of collection, trustee's fees and costs, and other fees, charges and expenses paid or incurred by Medical Provider.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      In January 2005 the Company entered into a Stock Purchase Agreement (the "SPA") with Orange County Physicians Investment Network, LLC ("OCPIN") pursuant to which OCPIN agreed to invest $30,000,000 in the Company in exchange for 108,000,000 shares of common stock of the Company. OCPIN has, to date, funded only $10,100,000 of this obligation under the SPA. The Company has, to date, issued 102,600,000 shares of common stock to OCPIN or others on its behalf.

      The Company has been negotiating with OCPIN to reach an agreement under which OCPIN's remaining obligations under the SPA will be paid; however, to date no such agreement has been reached. In the event that no settlement is reached with OCPIN, the Company anticipates that it will initiate litigation and/or arbitration against OCPIN to seek recovery of all amounts due to the Company under the SPA, return of shares, and other remedies. In addition, the Company may pursue actions available under Nevada and other applicable law, including but not limited to possible sale at public auction and/or forfeiture of shares already issued to OCPIN.

ITEM 6. EXHIBITS.

Exhibit
Number      Description
------      -----------

2.1 First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from
            Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

2.2 Second Amendment to Asset Sale Agreement, effective as of January 1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from
            Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

2.3 Third Amendment to Asset Sale Agreement, effective as of March 8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from
            Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

2.4 Letter Agreement, dated January 28, 2005, by and between the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.1 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.2 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC
            (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.3 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.4 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.5 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.6 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.7 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.8 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.9 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from
            Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.10 Employment Agreement with Bruce Mogel, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.11 Employment Agreement with Larry B. Anderson, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.12 Employment Agreement with James T. Ligon, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.13 Employment Agreement with Milan Mehta, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.14 Employment Agreement with Hari S. Lal, dated February 25, 2004 (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.15 Employment Agreement with Daniel J. Brothman, dated December 31, 2004 (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.16       Employment   Agreement  with  Steve  Blake,  dated  March  21,  2005
            (incorporated herein by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

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

                                    INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: May 23, 2005                 By: /s/ James T. Ligon
                                        ----------------------------------------
                                        James T. Ligon
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Officer)