Form 10-Q
period 2005-06-30
Integrated Healthcare Holdings Inc
filed 2005-08-15
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
  (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission File Number: 0-23511

                              --------------------

                      Integrated Healthcare Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                     87-0412182
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           1301 N. Tustin Ave.                                92705
          Santa Ana, California                             (Zip Code)
 (Address of principal executive offices)

                                 (714) 953-3503
              (Registrant's telephone number, including area code)

                 695 Town Center Drive, Suite 260, Costa Mesa,
                                California 92626
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Integrated Healthcare Holdings, Inc.
                                    Form 10-Q

                                Table of Contents

---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Page Number
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004              2

              Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June      3
              30, 2005 and June 30, 2004

              Unaudited Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2005 and            4
              December 31, 2004

              Unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June      5
              30, 2005 and June 30, 2004

              Condensed Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                23

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                           30

Item 4.       Controls and Procedures                                                                              30

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    31

Item 3.       Defaults Upon Senior Securities                                                                      31

Item 6.       Exhibits                                                                                             32

SIGNATURES                                                                                                         33
---------------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                    June 30,      December 31,
                                                                      2005            2004
                                                                  ------------------------------
Current assets:
       Cash and cash equivalents                                  $   7,396,828    $      69,454
       Accounts receivable, net of allowance for doubtful
         accounts of $14,445,000 at June 30, 2005                    40,441,658               --
       Inventories of supplies, at cost                               5,856,321               --
       Prepaid expenses and other assets                              6,866,733           63,489
                                                                  ------------------------------
                                                                     60,561,540          132,943

Property and equipment, net                                          58,689,233           57,423
Investment in hospital asset purchase                                        --       11,142,145
Deferred loan fees, net of accumulated amortization of $268,238       1,625,790               --

                                                                  ------------------------------
       Total assets                                               $ 120,876,563    $  11,332,511
                                                                  ==============================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Notes payable                                              $  84,604,113    $  11,264,013
       Accounts payable                                              11,631,374          156,142
       Accrued compensation and benefits                             12,999,220          800,313
       Income taxes payable                                           1,834,000               --
       Other current liabilities                                      6,654,573               --
                                                                  ------------------------------
         Total current liabilities                                  117,723,280       12,220,468

Capital lease obligations, net of current of $204,141                 3,384,256               --
Commitments and contingencies                                                --               --
Minority interest in variable interest entity                         4,795,578               --

Stockholders' equity (deficiency):
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 124,559,000 and 20,780,000 shares
         issued and outstanding, respectively                           124,559           20,780
       Common stock warrants; 74,700,000 outstanding
         (41,292,892 exercisable at June 30, 2005)                   27,987,100               --
       Additional paid in capital                                    12,040,487        1,189,621
       Deferred warrant expense                                     (11,552,927)              --
       Accumulated deficit                                          (33,625,770)      (2,098,358)
                                                                  ------------------------------
         Total stockholders' deficiency                              (5,026,551)        (887,957)
                                                                  ------------------------------
Total liabilities and stockholders' deficiency                    $ 120,876,563    $  11,332,511
                                                                  ==============================

    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                      ------------------------------    ------------------------------
                                                      June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                      -------------    -------------    -------------    -------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net operating revenues                                $  83,190,537    $          --    $ 104,937,566    $          --

Operating expenses:
      Salaries and benefits                              48,439,345          306,317       60,889,949          603,146
      Supplies                                           11,521,967               --       14,555,782               --
      Provision for doubtful accounts                    11,331,354               --       14,472,760               --
      Other operating expenses                           17,283,135          108,763       21,183,354          288,887
      Depreciation and amortization                         902,845           15,528        1,165,057           30,707
      Common stock warrant expense                               --               --       16,434,173               --
                                                      -------------    -------------    -------------    -------------
                                                         89,478,646          430,608      128,701,075          922,740

Operating loss                                           (6,288,109)        (430,608)     (23,763,509)        (922,740)
      Interest expense                                    4,069,029               --        4,734,325               --
                                                      -------------    -------------    -------------    -------------

Loss including minority interest and
      before provision for income taxes                 (10,357,138)        (430,608)     (28,497,834)        (922,740)

      Provision for income taxes                          1,762,000               --        3,234,000               --
      Minority interest in variable interest entity        (195,517)              --         (204,422)              --
                                                      -------------    -------------    -------------    -------------

Net loss                                              $ (11,923,621)   $    (430,608)   $ (31,527,412)   $    (922,740)
                                                      =============    =============    =============    =============

Per Share Data:
      Basic and fully diluted
          Loss per common share                              ($0.10)          ($0.02)          ($0.30)          ($0.05)

      Weighted average shares outstanding               124,539,000       19,590,000      106,518,528       19,510,778

    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
          Condensed Consolidated Statement of Shareholders' Deficiency
                                   (Unaudited)

                              Common Stock          Common Stock Warrants    Additional    Deferred
                       -------------------------   -----------------------    Paid-in      Warrant      Accumulated
                          Shares       Amount        Shares      Amount       Capital      Expense        Deficit         Total
                       -----------  ------------   ----------  -----------  -----------  ------------   ------------   ------------
Balance, December 31,
  2003                  19,380,000  $     19,380           --  $        --  $   551,021  $         --   $   (217,781)  $    352,620

Issuance of debt for
 the acquisition of
 MMG, Inc.                      --            --           --           --           --            --        (40,386)       (40,386)

Issuance of common
 stock for cash at
 $0.25 per share           200,000           200           --           --       49,800            --             --         50,000

Issuance of common
 stock for cash at
 $0.50 per share         1,200,000         1,200           --           --      588,800            --             --        590,000

Net loss                        --            --           --           --           --            --     (1,840,191)    (1,840,191)

                       -----------  ------------   ----------  -----------  -----------  ------------   ------------   ------------
Balance, December 31,
 2004                   20,780,000  $     20,780           --  $        --  $ 1,189,621  $         --   $ (2,098,358)  $   (887,957)
                       ===========  ============   ==========  ===========  ===========  ============   ============   ============

Issuance of common
 stock for cash at
 $0.50 per share         1,179,000         1,179           --           --      598,322            --             --        599,501

Issuance of common
 stock for cash to
 OCPIN                 102,600,000       102,600           --           --    9,997,400            --             --     10,100,000

Issuance of common
 stock options                  --            --           --           --      255,144            --             --        255,144

Issuance of common
 stock warrants                 --            --   74,700,000   27,987,100           --   (27,987,100)            --             --

Common stock
 warrants expensed at
 June 30, 2005                  --            --           --           --           --    16,434,173             --     16,434,173

Net loss                        --            --           --           --           --            --    (31,527,412)   (31,527,412)

                       -----------  ------------   ----------  -----------  -----------  ------------   ------------   ------------
Balance, June 30, 2005 124,559,000  $    124,559   74,700,000  $27,987,100  $12,040,487  $(11,552,927)  $(33,625,770)  $ (5,026,551)
                       ===========  ============   ==========  ===========  ===========  ============   ============   ============

    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                       Six Months Ended    Six Months Ended
                                                                         June 30, 2005      Junes 30, 2004
                                                                         ------------       ------------
Cash flows from operating activities:
Net loss                                                                 $(31,527,412)      $   (922,740)
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization expense                                 1,194,450             30,707
      Common stock warrant and option expense                              16,689,317                 --
      Minority interest in variable interest entity                          (204,422)                --
      Increase in prepaid expense and other assets                         (4,490,087)                --
      Increase in  net accounts receivable                                (40,441,658)                --
      Increase (decrease) in accounts payable                              11,475,232             (5,601)
      Increase in accrued compensation and benefits                        12,320,927            438,080
      Increase in income taxes payable                                      1,834,000                 --
      Increase in other accrued liabilities                                 6,450,432                 --
      Decrease in inventories of supplies                                     162,674                 --
                                                                         ------------       ------------
        Net cash used in operating activities                             (26,536,547)          (459,554)
                                                                         ------------       ------------
Cash flows from investing activities:
      Acquisition of hospital assets, net of lease obligations            (62,967,535)                --
      Proceeds from sale of property                                        5,000,000                 --
      Purchase of property and equipment                                           --            (19,260)
      Acquisition of MMG, Inc., net of cash acquired                               --              8,534
                                                                         ------------       ------------
        Net cash used in investing activities                             (57,967,535)           (10,726)
Cash flows from financing activities:
      Issuance of secured promissory notes, net of costs                   48,067,000                 --
      Proceeds from lines of credit                                        34,604,113                 --
      Proceeds from issuance of stock                                      10,699,501            250,000
      Repayment of secured notes                                           (1,264,013)          (100,000)
      Payments on capital leases                                             (275,145)
      Advances from shareholders                                                   --             73,285
                                                                         ------------       ------------
        Net cash provided by financing activities                          91,831,456            223,285
                                                                         ------------       ------------
Net increase (decrease) in cash                                             7,327,374           (246,995)
                                                                         ------------       ------------
Cash and cash equivalents, beginning of period                                 69,454            265,000
                                                                         ------------       ------------
Cash and cash equivalents, end of period                                 $  7,396,828       $     18,005
                                                                         ============       ============

Supplemmental disclosure of noncash transactions:
    Issuance of promissory notes for Acquisition                         $ 53,000,000       $     60,000
    Consolidation of variable interest entity                            $ 54,758,312       $         --
    Expense of common stock warrants and options                         $ 16,689,317       $         --
    Rescinded secured promissory note for the
       return of initial deposit on hospital assets                      $ 10,000,000       $         --
  Interest paid                                                          $  2,511,411       $         --
  Income taxes paid                                                      $  1,400,000       $         --

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Acquisition - On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center--Santa Ana, CA; (ii) 188-bed Western Medical Center--Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company (the "Subsidiaries") formed for the purpose of completing the Hospital Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA 92705, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA 92705, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA 92805; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA 92704, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA 92869, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) the furniture, fixtures and contract rights associated with the Hospitals.

      The results of operations of the acquired assets from the acquisition date (March 8, 2005) have been included in the Company's consolidated statement of operations for the three and six months ended June 30, 2005.As a result of the Acquisition, the Company has commenced its planned principal operations and accordingly is no longer considered a development stage enterprise.

      As discussed further in Note 7, concurrent with the close of the Acquisition, the Company entered into a sale-leaseback transaction with a Pacific Coast Holdings Investment, LLC ("PCHI"), a then wholly owned subsidiary, involving all the real property acquired in the Acquisition, except for the fee interest in the medical office building at 2617 East Chapman Avenue. PCHI was then immediately sold to certain major equity holders in the Company. In this transaction the Company received consideration of $5 million in cash plus PCHI's guarantee of $50 million in debt issued by the Company in the Acquisition. Because, among other reasons, the Company remains primarily liable under the $50 million debt, this transaction does not qualify for sale-leaseback accounting and the $50 million in debt has not been removed from the Company's consolidated balance sheet at June 30, 2005. However, because PCHI now holds title to the real property, the Company's interest in the real estate was converted to a lease interest pursuant to the lease entered into between PCHI, as lessor, and the Company, as lessee as part of the sale-leaseback transaction. Additionally, as further discussed under Consolidation below, Company management has determined that generally accepted accounting principles require that the financial statements of PCHI must be included in the consolidated financial statements of the Company under generally accepted accounting principles.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      Additionally, generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. As discussed further in Note 9, the Company has determined that it provides to the entity that purchased the Hospitals' real estate, PCHI, the majority of its financial support through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company's non real property assets to secure the $50 million debt. Accordingly, the accompanying consolidated financial statements include the accounts of PCHI from the date of the real estate sale, March 8, 2005.

      All  significant   intercompany   accounts  and  transactions   have  been
eliminated in combination.

      Company Operations - The Company, through the Hospitals, operates in a single industry segment, the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $11,923,621 and $31,527,412 (inclusive of a warrant issuance expense incurred in connection with the Hospital acquisitions of $16,434,173) during the three months and six months ended June 30, 2005, respectively and has negative working capital of $(57,161,740) at June 30, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II ("Medical Provider"), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $13.2 million as of June 30, 2005. The default has caused the acquisition loan to be classified as a current liability as of June 30, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.

      Management is working to restructure the debt with Medical Provider and believes that the Company's existing cash flow from operations and the Company's ability to raise additional capital will be sufficient to meet its continuing obligations for the foreseeable future. The Company and PCHI have agreed to permit the Company and PCHI to use the assets of PCHI and the Hospitals as collateral for the purposes of joint financing of Company's business operation and PCHI's acquisition of real properties for an initial period of time.

      Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its consolidated financial position at June 30, 2005, and its consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, respectively and the statement of changes in cash flows for the six months ended June 30, 2005 and 2004 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited consolidated financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      Use of Estimates - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United State of American and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which the Hospitals operate. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

      Net Patient Service Revenue - Net patient service revenue is recognized in the period in which services are performed and is recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicate, Medicaid, managed care and other health plans.

      Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the condensed consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

      Percentages of net patient service revenue, by payer type, for the Hospitals for the six months ended June 30, 2005 were as follows:

                                                      Six months ended
                                                        June 30, 2005
                                                      ----------------
            Medicare                                         22%
            Medicaid                                         16%
            Managed care                                     42%
            Indemnity, self-pay and other                    20%

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

      Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying combined financial statements.

      The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net patient service revenue or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The amount of gross charges foregone under the charity policy, including indigent care accounts, for the three months and six months ended June 30, 2005 were approximately $3,638,933 and $4,646,811 respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

      Provision for Doubtful Accounts - The Company provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

      The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated.

      During the three months and six months ended June 30, 2005, the Company recorded provisions for doubtful accounts of $11,331,354 and $14,472,760 respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      The Company uses the straight-line method of depreciation for buildings, building improvements, and equipment over their estimated useful lives as follows:

                  Buildings and improvements         4 to 25 years
                  Equipment                          3 to 15 years

      The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at June 30, 2005.

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

      The Company believes that IBNR claims reserves are adequate to satisfy ultimate claims liabilities; however, establishment of IBNR claims estimates is an inherently uncertain process and actual experience could result in prospective revisions to these estimated reserves. Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period. During the three and six months ended June 30, 2005, the Company recognized $255,144 of other operating expense from the granting of 500,000 stock options to its public relations consultant.
Fair Value of Financial Instruments - The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of June 30, 2005, the Company has determined that no impairment of its long-lived assets exists.

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

      Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of June 30, 2005 no goodwill had been recorded on acquisitions.

      Recently Enacted Accounting Standards - On October 13, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for the Company as of the fiscal year commencing January 1, 2006. The statement generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations. This standard also requires that the modified prospective transition method be used, under which the Company will recognize compensation cost for (1) the fair value of new awards granted, modified or settled after the effective date of the SFAS 123R; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such date. The measurement of compensation cost for awards that are not fully vested as of the effective date of the SFAS 123R would be based on the same estimate that the Company used to previously value its grants under SFAS 123.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 2 - ACQUISITION

      The  purchase  price,  after  all  purchase  price  adjustments,   of  the
Acquisition amounted to $66,042,680. The fair value of the tangible assets acquired and liabilities assumed consisted of the following:

Property and equipment                                             $ 59,493,353
Inventories of supplies                                               6,018,995
Prepaid expenses and other current assets                             2,338,854
Debt issuance costs                                                   1,933,000
Capital lease obligations                                            (3,659,401)
Other assumed liabilities                                               (82,121)
                                                                   ------------
                                                                   $ 66,042,680
                                                                   ============

      The Company financed the asset purchase and related  financing costs (Note
6) by obtaining a $50 million acquisition debt, drawing $3 million on a working capital line of credit, the sale of the Company's common stock for $10.1 Million, and $5 million in proceeds from the sale of the real property of the acquired Hospitals.

      The Company recorded its initial deposit of $10 million on the Acquisition and direct acquisition costs of $1,142,145, consisting primarily of legal fees, as an Investment in hospital asset purchase in the accompanying consolidated balance sheet as of December 31, 2004.

      The following unaudited pro forma information represents the Company's consolidated results of operations as if the Acquisition had occurred on January 1, 2005 and after giving effect to certain adjustments including the elimination of investment losses not attributable to on-going operations, interest expense, depreciation expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2005 or future operating results. Supplemental pro forma information disclosing the results of operations for the comparative periods in 2004 was not available to the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

                                                            Pro Foma
                                                --------------------------------
                                                 Three Months     Six Months
                                                    Ended             Ended
                                                 June 30, 2005    June 30, 2005
                                                --------------------------------

Net operating revenues                          $  83,190,537     $ 160,203,857

Net loss                                          (11,923,621)      (42,456,022)

Loss per common share
  (basic and fully diluted)                     $       (0.10)    $       (0.34)

Weighted average shares outstanding               124,539,000       124,308,528

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2005:

Buildings and improvements                                      $   32,844,916
Land                                                                15,264,266
Equipment                                                            7,915,164
Leasehold                                                            3,659,401
                                                                --------------
                                                                    59,683,747

Less accumulated depreciation                                         (994,514)
                                                                --------------
 Property and equipment, net                                    $   58,689,233
                                                                ==============

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

NOTE 4 - COMMON STOCK

      Stock Purchase Agreement with OC-PIN - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Orange County Physicians Investment Network, LLC ("OC-PIN"), a company founded by Dr. Anil V. Shah and owned by a number of physicians practicing at the acquired hospitals, pursuant to which OC-PIN committed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of the Company's common stock. In addition, a prior Purchase Option Agreement, dated November 16, 2004, between the Company and Dr. Anil V. Shah, was terminated. During the six months ended June 30, 2005, the Company issued a total of 102,600,000 shares of its common stock in consideration of $10.1 million from OC-PIN under the Stock Purchase Agreement. The Company used the proceeds from this stock sale as part of the consideration paid to Tenet for the acquisition of the Hospitals.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      Under the Stock Purchase Agreement, no later than six calendar days before the closing of Acquisition, OC-PIN was to deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company was to issue an additional 5.4 million shares of its common stock to OC-PIN. The Company extended OC-PIN's additional financing commitment to June 16, 2005, when the Company entered into the following new agreements:

      o First Amendment to the Stock Purchase Agreement, dated as of June 1, 2005 (the "First Amendment"); and

      o Escrow Agreement, dated as of June 1, 2005, by and among IHHI, OC-PIN and City National Bank (the "Escrow Amendment").

The following material terms, which were contained in the First Amendment and the Escrow Agreement, are currently in process:

      o A total of 57,250,000 shares of Company common stock previously issued to OC-PIN were placed in an escrow account with City National Bank. OC-PIN will have until September 1, 2005 to make aggregate payments of up to approximately $15,000,000 in monthly installments into the escrow account. Such portion of the escrowed shares which are fully paid will be returned to OC-PIN and the balance will be transferred back to the Company. If there is a shortfall, the Company will use its reasonable best efforts to sell equity to new investors to cover the shortfall;

      o OC-PIN will reimburse the Company for certain of its additional debt financing costs incurred since March 8, 2005;

      o The Company will work to complete a new borrowing transaction with Capital Source Finance LLC; and

      o Upon receipt of at least $5,000,000 of new capital under the First Amendment, the Company will call a shareholders meeting to re-elect directors. The nominees for the Board will consist of two current directors, two members of OC-PIN, two independent directors unaffiliated with IHHI or OC-PIN, and Anil V. Shah, M.D.

NOTE 5 - COMMON STOCK WARRANTS

      The  Company  entered  into a  Rescission,  Restructuring  and  Assignment
Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the "Restructuring Agreement"). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a stock option agreement, all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the Company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's Common Stock (but not to exceed 24.9% of the Company's Fully-Diluted capital stock) (the "Warrants") to Dr. Chaudhuri and Mr. Thomas.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      The Warrants are exercisable beginning January 27, 2007 and expire in 3.5 years from the date of the issuance. The exercise price for the first 43 million shares purchased under the Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 thereafter.

      Based upon a valuation obtained by the Company from an independent valuation firm, the Company has assigned a value to the 74,700,000 warrants of $27,987,100 at the date of grant. As of June 30, 2005, the Company has recognized an expense of $16,434,173 related to the issuance of the common stock warrants. The Company computed the expense of the warrants based on the fair value of the warrants at the date of grant and the maximum number of shares exercisable as of June 30, 2005 of 41,298,523 (which constitutes 24.9% of the fully diluted stock that would have been outstanding as of June 30, 2005 assuming maximum possible exercise of the Warrants). The Company has recorded the fair value of the remaining unexercisable Warrants as of June 30, 2005 of $11,552,927 as deferred warrant expense in the accompanying consolidated balance sheet as of June 30, 2005. The Company will recognize additional warrant expense in subsequent quarters over the term of the Warrants of 3.5 years, based on any future increase in the number of warrants that become exercisable.

      The fair value of the Warrants was determined based on the Black-Scholes option pricing model with the following assumptions:

                                                        Low, High
                                                        ---------
            Risk-free interest rate                     3.2%, 3.33%
            Expected volatility                         33.6%, 35.7%
            Dividend yield                              -
            Expected life (years)                       2, 2.5
            Fair value of Warrants (fully diluted)      $0.343, $0.398

      Due to the Company emerging from the development stage during the six months ended June 30, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals.

NOTE 6 - DEBT

The current portion of the Company's debt consists of the following notes as of June 30, 2005:

Secured acquisition note payable                                     $50,000,000
Secured line of credit note payable                                   13,200,000
Advances from accounts receivable
  purchase agreement                                                  21,404,113

                                                                     -----------
                                                                     $84,604,113
                                                                     ===========

      Acquisition Loan and Line of Credit - In connection with the Tenet Hospital Acquisition, the Company obtained borrowings to complete the Hospital Acquisition from affiliates of Medical Capital Corporation of Anaheim, CA. Effective March 3, 2005, the Company and its Subsidiaries collectively entered into a Credit Agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company has obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 will be in the form of a non-revolving Line of Credit (the "Line of Credit") and $50,000,000 will be in the form of a real estate loan (the "Acquisition Loan") (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (See Notes 1 and 3). The Line of Credit is to be used for the purpose of providing
(a) working capital financing for the Company and its Subsidiaries, (b) funds for other general corporate purposes of the Company and its Subsidiaries, and
(c) other permitted purposes.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

      The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its Subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned subsidiary Hospitals. In addition, (i) PCHI (see Note 1) has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha (see Note 7) have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (see Note 5) has agreed to guaranty the payment and performance of all the Obligations.

      Credit Agreement Fees - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, Company and its Subsidiaries agreed to pay to the Lender an origination fee in an amount equal to 2% of the Credit Line Commitment or $600,000, and 2% of the Acquisition Loan or $1,000,000, to be payable out of Company and its Subsidiaries own funds, which fee shall be deemed earned in full upon receipt by Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the deferred loan fees of $1,933,000 over the two year term of the Obligations. During the six months ended June 30, 2005, the Company recognized $307,210 of amortization expense and has unamortized deferred loan fees of $1,625,790 as of June 30, 2005.

      Accounts Receivable Purchase Agreement - In March 2005, the Hospitals entered into an Accounts Purchase Agreement that allows the sale of their accounts receivable to Medical Provider Financial Corp., an affiliate of the Lender, as they become billable to third parties. The Company will continue to provide billing and collection services and the proceeds collected from the accounts receivable are applied to reduce amounts advanced under this agreement. As of June 30, 2005, advances made under this agreement were $21,404,113. This agreement has a term of two years.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      Default Notice - On or about May 9, 2005, the Company received a notice of default from the Lender. In addition, each of OC-PIN, PCHI, Ganesha Realty, LLC, and West Coast Holdings, LLC, which are parties to the Credit Agreement, has received a notice of default under the Credit Agreement. The Company has recorded the acquisition note of $50 million and outstanding draws on the line of credit of $13.2 million as current liabilities in the accompanying consolidated financial statements.

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

      Forbearance Agreement - In connection with the Company's First Amendment (see Note 4), the Company entered into an Agreement to Forbear as of June 1, 2005 by and among the Company, OC-PIN, West Coast Holdings, LLC and the Lender (the "Forbearance Agreement"). Without another default, the Lender agrees for 100 days to forbear from (i) recording Notices of Default, (ii) filing a judicial foreclosure lawsuit against the Company, OC-PIN and West Coast Holdings, LLC, and (iii) filing lawsuits against the Company, OC-PIN and West Coast Holdings, LLC. The interest rate on the notes will be increased to the Default Rate of 19%, as defined in the Credit Agreement, and all Obligations (as defined in the Credit Agreement), will be forthwith due and payable, as long as the events of default remain uncured. The Company's Line of Credit facility is suspended to additional advances. During the forbearance period of 100 days, OC-PIN and other investors will invest not less than $15 million in new equity capital in the Company.

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

      The Company remains primarily liable under the $50 million acquisition note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, it appears that the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the acquisition debt should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

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

      PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and William Thomas). Generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company's non-real estate assets to secure the $50 million debt. Accordingly, during the six months ended June 30, 2005, the Company included in its consolidated financial statements, the net assets of PCHI, net of consolidation adjustments.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      Selected information of PCHI's balance sheet as of June 30, 2005, and its results of operations for the period March 8, 2005 to June 30, 2005 are as follows:

            Total assets           $  55,362,360
            Total liabilities         50,566,782
            Member's equity            4,795,578
            Net revenues               3,353,508
            Net loss                     204,422

      Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements:

      o The Company's lease interest in the hospitals has been eliminated leaving PCHI's ownership of the land and buildings being presented in the accompanying consolidated financial statements. Additionally, a deferred gain of $12,157,808 arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated to state the land and buildings at the Company's cost.

      o Because the Company remains primarily liable under the $50 million debt notwithstanding its guarantee by PCHI, generally accepted accounting principles do not allow the Company to remove this liability from its balance sheet. Therefore, it is necessary to eliminate the same item from PCHI's balance sheet in consolidation.

      o PCHI's equity accounts have been classified as minority interest variable interest entity in the accompanying consolidated balance sheet.

      o The Company's rent expense has been eliminated against PCHI's rental income. Additionally, amounts assigned to land and buildings are being depreciated and amortized over the 25 year initial term of the lease with PCHI.

NOTE 8 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. The provision for income taxes consists of provisions for federal and state income taxes.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      The Company recorded a provision for income taxes of $1,762,000 and $0 for the three months ended June 30, 2005 and 2004, respectively. The Company recorded a provision for income taxes of $3,234,000 and $0 for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to the nondeductible common stock warrant expense, the taxable gain on sale of real property to PCHI, and the change in allowance for doubtful accounts for the six months ended June 30, 2005.

      The Company has provided a valuation allowance of $10,804,000 and $800,000 as of June 30, 2005 and December 31, 2004, respectively, on 100% of its net deferred tax assets. The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, Company management has determined that it was more likely than not that the deferred tax assets were not realizable.

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

      PCHI Tax Status - PCHI is a limited liability corporation. PCHI's owners plan to make tax elections for it be treated as a disregarded entity for tax reporting whereby similar to a partnership PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying consolidated financial statements do not include any amounts for the income tax expense or benefit of PCHI's income or loss.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 9 - RELATED PARTY TRANSACTIONS

      PCHI - The Company leases all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. William Thomas. Dr. Shah is the chairman of the Company and is also the co-manager an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock. The Company has consolidated the financial statements of PCHI for the period March 8, 2005 through June 30, 2005 in accordance with FIN 46(R) (see
Note 7). During the six month period ended June 30, 2005, the Company incurred a liability for rent expense payable to PCHI of $3,353,508, which was eliminated upon consolidation at June 30, 2005.

      Management Agreements - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Among other terms, the three year employment agreements in aggregate provide for annual salaries totaling $2,290,000, total stock option grants to purchase 6,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of June 30, 2005, the Company has not issued any stock options pursuant to the employment agreements.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                           -----------------------------   -----------------------------
                                               2005            2004            2005            2004
                                           -------------   -------------   -------------   -------------
Loss from continuing operations available
 to common shareholders (numerator)        $ (11,923,621)  $    (430,608)  $ (31,527,412)  $    (922,740)

Weighted average number of common
 shares used in loss per share during
 the period (denominator)                    124,539,000      19,590,000     106,518,528      19,510,778

The Company's weighted average common stock equivalents related to the Warrants (Note 6) were 41,291,892 for the six months ended June 30, 2005. These common stock equivalents have been excluded from the Company's weighted average number of common shares outstanding due to their anti-dilutive effect for the three months ended June 30, 2005.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      Operating Leases - Concurrent with the closing of the Tenet Hospital Acquisition as of March 7, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI (the "Related Party Lease"). The Company leases all of the real estate of the acquired Hospitals properties (the "Hospital Properties") and medical office buildings and a long term acute care facility (collectively the "MOB Properties") from PCHI. The term of the Lease for the Hospital Properties is approximately 25 years, commencing March 8, 2005 and terminating on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of twenty-five years.

      Additionally, in connection with the acquisition of the Hospitals, the Company also assumed the operating leases for the Chapman facility, which include buildings, land, and other equipment. The Related Party Lease has been eliminated in the consolidation of PCHI in the accompanying consolidated financial statements.

      Claims and Lawsuits - The Company and the Hospitals are subject to a significant number of claims and lawsuits. The results of these claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from management and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. Reserves for claims and lawsuits are recorded when they are probable and reasonably estimable.

NOTE 12 - SUBSEQUENT EVENT

      On August 1, 2005, Larry Anderson resigned as a director of the Company, and the Board of Directors appointed the following four individuals to serve as directors to fill current vacancies on the Board: Maurice J. DeWald, Fernando Niebla, Syed J. Naqvi and Jaime Ludmir.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Information

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

      As used in this report, the terms "we", "us", "our", "the Company", "Integrated Healthcare Holdings" or "IHHI" mean Integrated Healthcare Holdings, Inc., a Nevada corporation, unless otherwise indicated.

Overview

      Prior to March 8, 2005, we were primarily a development stage company with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and completed the transaction on March 8, 2005. Effective March 8, 2005, we acquired and began operating the following four hospital facilities in Orange County, California (referred to in this report as our "Hospitals"):

      o     282-bed Western Medical Center in Santa Ana;

      o     188-bed Western Medical Center in Anaheim;

      o     178-bed Coastal Communities Hospital in Santa Ana; and

      o     114-bed Chapman Medical Center in Orange.

      Our results of operations discussed in this report reflect Hospital operations for the full quarter ended June 30, 2005 and the 24 days of the quarter ended March 31, 2005.

      We entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet's negotiated rate agreements were assigned to our Hospitals. Our own Medicare provider numbers were received in April 2005. California State Medicaid Program provider numbers were received in June 2005.

Critical Accounting Policies and Estimates

      Provisions For Doubtful Accounts

      Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

      We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of certain of our accounts receivables by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to collection agency between 90 to 120 days, once patient responsibility has been identified. When accounts are assigned for collections by the hospitals, the accounts are completely written off through provision for doubtful accounts. Any recoveries from collection agencies thereafter are credited to the provision as received.

      Common Stock Warrants

      The  Company  entered  into a  Rescission,  Restructuring  and  Assignment
Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the "Restructuring Agreement"). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a stock option agreement, all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the Company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's Common Stock (but not to exceed 24.9% of the Company's Fully-Diluted capital stock) (the "Warrants") to Dr. Chaudhuri and Mr. Thomas.

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

      As of June 30, 2005, the Company recognized an expense of $16.4 million related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the Warrants at the date of grant and the maximum number of shares exercisable as of June 30, 2005 of 41,298,523(24.9% of the fully diluted stock outstanding as of June 30, 2005). The Company recorded the fair value of the remaining unexercisable Warrants as of June 30, 2005 of $11.6 million as deferred warrant expense in the accompanying consolidated balance sheet. The Company will amortize the deferred compensation in subsequent quarters over the term of the Warrants of 3.5 years based on any future increases in the number of outstanding shares of the Company's fully diluted common stock.

      The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                                                        Low, High
                                                        ---------
            Risk-free interest rate                     3.2%, 3.33%
            Expected volatility                         33.6%, 35.7%
            Dividend yield                              -
            Expected life (years)                       2, 2.5
            Fair value of Warrants (fully diluted)      $0.343, $0.398

      Due to fact that the Company emerged from the development stage during the six months ended June 30, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals.

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

      The Company remains primarily liable under the $50 million acquisition note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, it appears that the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the acquisition debt should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

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

      PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and William Thomas). Generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company's non-real estate assets to secure the $50 million debt. Accordingly, during the three and six months ended June 30, 2005, the Company included in its consolidated financial statements, the net assets of PCHI, net of consolidation adjustments.

Results of Operations

      The following table summarizes our results of operations from continuing operations for the three months ended June 30, 2005 and 2004. The 2004 period reflects our results prior to ownership of the Hospitals, which began in March 2005.

                                                              Three Months Ended
                                                  -------------   -------------
                                                  June 30, 2005    June 30, 2004
                                                  -------------   -------------
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------
Net operating revenues                            $  83,190,537   $          --
Operating expenses:

       Salaries and benefits                         48,439,345         306,317

       Supplies                                      11,521,967              --

       Provision for doubtful accounts               11,331,354              --

       Other operating expenses                      17,283,135         108,763

       Depreciation and amortization                    902,845          15,528

       Common stock warrant expense                          --              --
                                                  -------------   -------------

                                                     89,478,646         430,608

Operating loss                                       (6,288,109)       (430,608)

       Interest expense                               4,069,029              --
                                                  -------------   -------------
Loss including minority interest and

       before provision for income taxes            (10,357,138)       (430,608)

       Provision for income taxes                     1,762,000              --
       Minority interest in variable interest
       entity                                          (195,517)             --
                                                  -------------   -------------
Net loss                                          $ (11,923,621)  $    (430,608)
                                                  =============   =============
Per Share Data:
       Basic and fully diluted
          Loss per common share                   ($       0.10)  ($       0.02)

       Weighted average shares outstanding          124,539,000      19,590,000

      Three and Six Months Ended June 30, 2005 and 2004

      Losses from continuing operations, before interest, taxes and common stock warrant expense, increased to $6.0 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. Substantially all of the losses from continuing operations during the three and six months ended June 30, 2005 reflects the operational losses from our Hospitals, which were acquired on March 8, 2005.

      For the three months ended March 31, 2005 and the six months ended June 30, 2005, we recognized an expense of $16.4 million relating to the issuance of common stock Warrants to Dr. Chaudhuri and Mr. Thomas. We computed the expense of the Warrants based on their fair value at the date of grant and the maximum number of shares exercisable as of March 31, 2005 of 41,292,892 (24.9% of fully diluted shares outstanding as of June 30, 2005). We recorded the fair value of the remaining unexercisable Warrants at June 30, 2005 of $11.6 million as deferred compensation in the accompanying condensed consolidated balance sheet. We will amortize the deferred warrant expense in subsequent quarters over the term of the Warrants of 3.5 years, based on any future increases in the number of outstanding shares of our fully diluted common stock.

      The income tax provision was $1.8 million for the three months ended June 30, 2005 and $3.2 million for the six months ended June 30, 2005, and consisted primarily of a taxable gain on the sale of the real property of the Hospitals to PCHI, the non-deductible Warrant expense and allowances for doubtful accounts, offset with losses from operations. As of June 30, 2005, we had net deferred tax assets of approximately $10.8 million for which a full valuation allowance has been provided.

      Managed care contracting

      The prior owners the hospitals adopted a state wide managed care contracting strategy that was designed to improve consolidated results with less regard for the individual facilities financial needs. Those contracts have been substantially all assigned to IHHI preserving the existing revenue base. Management is committed to negotiating terms more closely aligned with the services provided and the financial resources required to achieve that level of service. Although management believes that substantial opportunity exists for improving contracted reimbursement, there can be no assurance that this will be achieved and failure to do so could have a material adverse impact on future performance.

      Salaries and benefits

      We have experienced and expect to continue to experience significant wage and benefit pressures created by the nursing shortages throughout the region. In addition, approximately 24% of our employees were represented by labor unions as of June 30, 2005. If union activity increases at our hospitals, our salaries and benefits expense may increase more rapidly than our net operating revenues. Labor costs remain a significant cost pressure facing us as well as the health care industry in general. The nursing shortage continues and remains more serious in key specialties. This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California have not only increased our labor costs, but may also adversely affect net operating revenues due to volume limitations if the required number of nurses are unavailable. In March 2005, increases to California's state-mandated nurse-staffing ratios went into effect as provided by the original statute. The vast majority of hospitals in California, including our hospitals, are not at all times meeting these ratios. We have, however, gradually improved our monthly compliance and expect that our compliance levels will continue to improve throughout our hospitals in 2005.

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

      During the three months and six months  ended June 30,  2005,  we recorded
provisions   for  doubtful   accounts  of  $11.3  million  and  $14.5   million,
respectively.

      The breakdown of our billed hospital receivables (which is a component of total receivables) at June 30, 2005 is summarized in the table below.

                                                   June 30, 2005
                                                   -------------
           Insured receivables
                                                       78.3%
           Uninsured receivables
                                                       21.7%
                                                   -------------
           Total                                      100.0%
                                                   =============

      Our allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable at June 30, 2005 are summarized as follows (dollars in thousands):

                                                      June 30, 2005
Allowance for doubtful accounts                          $14,445
Percentage of accounts receivables                         26.2%

      Our reported accounts receivable as of June 30, 2005 were all under 115 days outstanding, due to the fact that our acquisition of Hospital assets from Tenet on March 8, 2005 did not include patient accounts. Net days in AR outstanding as of June 30, 2005 were 44.2 days.

Liquidity and Capital Resources

      Cash used by operating activities was $26.5 million in the six months ended June 30, 2005. Net accounts receivable increased to $40.4 million after a full quarter of hospital operations. Accounts payable increased by $11.5 million and payroll related accruals increased by $12.3 million. Estimated taxes payable increased by $1.8 million. Other current liabilities increased by $6.5 million and consist primarily of accrued interest, workers' compensation insurance, and other miscellaneous accruals.

      Cash used in investing activities of $58.0 million in the six months ended June 30, 2005 was used to complete the Hospital acquisition and is net of proceeds of $5 million from the sale of the real property of the Hospitals to PCHI, a related party entity.

      Cash provided by financing activities was $91.8 million in the six months ended June 30, 2005. At June 30, 2005, our indebtedness consisted of a $50 million term loan for the purchase of our Hospitals, a $13.2 million drawn-down from a $30 million line of credit. In addition, in March 2005, our Hospitals entered into a 2-year Accounts Purchase Agreement to sell Accounts Receivable to a lending institution as they become billable to third parties. We continue to provide billing and collection services and the proceeds collected thereby are applied to reduce amounts advanced under this agreement. As of June 30, 2005 $21.4 million had been advanced under this agreement.

      On or about May 9, 2005, the Company received a notice of default from its lender, Medical Provider Financial Corporation II ("Medical Provider"). Medical Provider is the lender for the secured acquisition note of $50 million, and the Company's secured line of credit note of up to $30 million. The Company has recorded the acquisition note of $50 million and outstanding draws on the line of credit of $13.2 million as current liabilities in the accompanying consolidated financial statements. The notice of default asserts that (i) the Company failed to provide satisfactory evidence that the Company has received capital contributions of not less than $15,000,000, as required under the Credit Agreement, (ii) the Company failed to prepay $5,000,000 by the Mandatory Prepay Date as required under the Credit Agreement, and (iii) a Material Adverse Effect has occurred under the Credit Agreement for reasons relating primarily to OC-PIN's failure to fully fund its obligations under its Stock Purchase Agreement with the Company dated January 28, 2005.

      As of June 1, 2005, the Company entered into an Agreement to Forbear with Medical Provider. Without another default, Medical Provider agrees for 100 days to forbear from (i) recording Notices of Default, (ii) filing a judicial foreclosure lawsuit against the Company, OC-PIN and West Coast Holdings, LLC, and (iii) filing lawsuits against the Company, OC-PIN and West Coast Holdings, LLC. The interest rate on the notes will be increased from 14% to the Default Rate of 19%, as defined in the Credit Agreement, and all Obligations (as defined in the Credit Agreement), will be forthwith due and payable, as long as the events of default remain uncured. The Company's Line of Credit facility is suspended to additional advances. During the forbearance period of 100 days, OC-PIN and other investors will invest not less than $15 million in new equity capital in the Company.

      In June 2005, in connection with the First Amendment to Stock Purchase Agreement, dated as of June 1, 2005, by and among the Company, OC-PIN, PCHI, West Coast Holdings, LLC, and Ganesha Realty LLC, OC-PIN placed into an escrow account 57,250,000 shares of the Company's common stock. As of the date of this Report, an aggregate of $12.5 million in cash has been deposited in the escrow account.

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

      In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities," which requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Paragraph 1 of ARB 51 states that consolidated financial statements are usually necessary for a fair presentation when one of the companies in the group directly or indirectly has a controlling financial interest in the other companies. Paragraph 2 states that "the usual condition for a controlling financial interest is ownership of a majority voting interest..." However, application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. See Note to the financial statements regarding the Company's implementation of FIN 46 (R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      At June 30, 2005, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging or derivative instrument arrangements. We have no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, we are a party to claims and legal proceedings arising in the ordinary course of our business. With the exception of a potentially adverse outcome in the litigation described in the next paragraph, after taking into consideration information furnished by our counsel as to the current status of these claims and proceedings, we do not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on our financial condition or results of operation.

      On or about May 27, 2005, the Company,  along with other  defendants,  was served with a petition to compel arbitration with Judicial Arbitration and Mediation Service (JAMS) by Andrew Weiss, a former consultant to the Company. Mr. Weiss is claiming, among other things, that he was an employee of the Company and was wrongfully terminated, and is requesting unspecified compensatory, statutory and punitive damages relating to his claimed lost earnings and benefits, stock options, and other special and general damages. The Company is vigorously contesting this matter. The Company has filed a stay in the arbitration proceedings and is requesting to move the claim to Los Angeles County Superior Court. This matter is in an early stage and it is not possible to assess the likely outcome of this litigation or the amount of damages that we would be required to pay if this litigation is decided adverse to the Company.

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

      In addition, each of Orange County Physicians Investment Network, LLC ("OC-PIN"), Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, and West Coast Holdings, LLC, which are parties to the Credit Agreement, has received a notice of default under the Credit Agreement.

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

         Medical Provider has indicated that, as a consequence of the alleged events of default and for so long as such events are continuing, the interest rates applicable to the outstanding loans under the Credit Agreement will be increased to the Default Rate (as defined in the Credit Agreement), the line of credit facility is suspended as to additional advances (with any additional advances made at its discretion at the Default Rate), and all Obligations (as defined in the Credit Agreement), will be forthwith due and payable. The total principal and interest due and payable under the loans made under the Credit Agreement currently amount to approximately $64.2 million, which does not include possible additional amounts claimed by Medical Provider for unpaid interest at the Default Rate, attorneys' fees and costs, costs of collection, trustee's fees and costs, and other fees, charges and expenses paid or incurred by Medical Provider.

Item 6.  Exhibits.

Exhibit
Number            Description
------            -----------

10.1 First Amendment to Stock Purchase Agreement, dated as of June 1, 2005, by and among the Registrant, Orange County Physicians Investment Network, LLC, Pacific Coast Holdings Investment,
                  LLC, West Coast Holdings, LLC, and Ganesha Realty LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005).

10.2 Escrow Agreement, dated as of June 1, 2005, by and among the Registrant, Orange County Physicians Investment Network, LLC and City National Bank (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005).

10.3 Agreement to Forbear, dated as of June 1, 2005, by and among the Registrant, certain of its subsidiaries, Orange County Physicians Investment Network, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005).

10.4 Letter agreement, dated June 6, 2005, amending employment agreements of Messrs. Anderson, Mogel and Ligon.

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


                                       INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated:  August 15, 2005                By: /s/ Steven R. Blake
                                           -------------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)