Form 10-Q
period 2005-09-30
Integrated Healthcare Holdings Inc
filed 2005-11-21
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-23511

 Integrated Healthcare Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0412182
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1301 N. Tustin Ave.	92705
Santa Ana, California	(Zip Code)
(Address of principal executive offices)

(714) 953-3503 (Registrant’s telephone number, including area code)

695 Town Center Drive, Suite 260, Costa Mesa, California 92626 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 124,559,000 shares outstanding of the issuer’s Common Stock as of September 30, 2005

Integrated Healthcare Holdings, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Consolidated Balance Sheet
(Unaudited)

ASSETS
	September 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,070,059	$69,454
Accounts receivable, net of allowance for doubtful accounts of $28,802,636	45,484,769	—
Inventories of supplies, at cost	5,935,850	—
Prepaid expenses and other assets	13,415,250	63,489
	67,905,928	132,943

Property and equipment, net	58,222,873	57,423
Investment in hospital asset purchase	—	11,142,145
Deferred loan fees, net of accumulated amortization of $481,545	1,451,455	—

Total assets	$127,580,256	$11,332,511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Secured notes payable	$88,351,971	$11,264,013
Accounts payable	20,489,469	156,142
Accrued compensation and benefits	12,209,156	800,313
Other current liabilities	9,094,882	—
Income taxes payable	4,149,000	—
Total current liabilities	134,294,478	12,220,468

Capital lease obligations, net of current of $204,141	3,325,007	—
Minority interest in variable interest entity	3,644,465	—

Commitments and contingencies	—	—

Stockholders' deficiency:

Common stock, $0.001 par value; 250,000,000 shares authorized; 124,559,000 and 20,780,000 shares issued and outstanding, respectively	124,559	20,780

Common stock warrants; 74,700,000 outstanding (41,298,523 exercisable at September 30, 2005)	27,987,100	—
Additional paid in capital	12,040,487	1,189,621
Deferred warrant expense	(11,552,927)	—
Accumulated deficit	(42,282,913)	(2,098,358)
Total stockholders' deficiency	(13,683,694)	(887,957)

Total liabilities and stockholders' deficiency	$127,580,256	$11,332,511

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Month Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net operating revenues	$91,620,003	$—	$196,557,569	$—

Operating expenses:
Salaries and benefits	48,273,049	349,054	109,162,998	952,200
Supplies	11,783,830	—	26,339,612	—
Provision for doubtful accounts	15,587,741	—	30,060,501	—
Other operating expenses	18,457,022	126,401	39,640,378	415,218
Depreciation and amortization	707,015	15,593	1,872,072	46,370
Common stock warrant expense	—	—	16,434,173	—
	94,808,657	491,048	223,509,734	1,413,788

Operating loss	(3,188,654)	(491,048)	(26,952,165)	(1,413,788)
Interest expense	4,304,599	—	9,038,925	—

Loss including minority interest and before provision for income taxes	(7,493,253)	(491,048)	(35,991,090)	(1,413,788)

Provision for income taxes	2,315,000	—	5,549,000	—

Minority interest in variable interest entity	(1,151,113)	—	(1,355,535)	—

Net loss	$(8,657,140)	$(491,048)	$(40,184,555)	$(1,413,788)

Per share data:
Basic and fully diluted:
Loss per common share	$(0.12)	$(0.02)	$(0.43)	$(0.07)

Weighted average number of common shares outstanding	69,853,444	20,115,652	94,310,167	19,781,971

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Additional	Deferred
	Common Stock		Common Stock Warrants		Paid-in	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Deficit	Total

Balance, December 31, 2003	19,380,000	$19,380	—	$—	$551,021	$—	$(217,781)	$352,620

Issuance of debt for the acquisition of MMG, Inc.	—	—	—	—	—	—	(40,386)	(40,386)

Issuance of common stock for cash at $0.25 per share	200,000	200	—	—	49,800	—	—	50,000

Issuance of common stock for cash at $0.50 per share	1,200,000	1,200	—	—	588,800	—	—	590,000

Net loss	—	—	—	—	—	—	(1,840,191)	(1,840,191)

Balance, December 31, 2004	20,780,000	$20,780	—	$—	$1,189,621	$—	$(2,098,358)	$(887,957)

Issuance of common stock for cash at $0.50 per share	1,179,000	1,179	—	—	598,322	—	—	599,501

Issuance of common stock for cash to OCPIN	102,600,000	102,600	—	—	9,997,400	—	—	10,100,000

Issuance of common stock options	—	—	—	—	255,144	—	—	255,144

Issuance of common stock warrants	—	—	74,700,000	27,987,100	—	(27,987,100)	—	—

Common stock warrants expensed	—	—	—	—	—	16,434,173	—	16,434,173

Net loss	—	—	—	—	—	—	(40,184,555)	(40,184,555)

Balance, Sept 30, 2005	124,559,000	$124,559	74,700,000	$27,987,100	$12,040,487	$(11,552,927)	$(42,282,913)	$(13,683,694)

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(40,184,555)	$(1,413,788)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	1,835,145	46,370
Common stock warrant expense	16,689,317	—
Minority interest in variable interest entity	(1,355,535)
Increase in prepaid expense and other assets	(11,038,604)	—
Increase in net accounts receivable	(45,484,769)	—
Increase in income taxes payable	4,149,000	—
Increase (decrease) in accounts payable	20,333,327	45,070
Increase in accrued compensation and benefits	11,530,863	739,540
Increase in other accrued liabilities	8,890,741	—
Decrease in inventories of supplies	83,145	—
Net cash used in operating activities	(34,551,925)	(582,808)
Cash flows from investing activities:
Acquisition of hospital assets	(63,171,676)	—
Purchase of property and equipment	—	(19,549)
Acquisition of MMG, Inc., net of cash acquired	—	8,536
Net cash used in investing activities	(63,171,676)	(11,013)
Cash flows from financing activities:
Issuance of secured promissory note, net of costs	48,067,000	—
Proceeds from line of credit	25,330,734	—
Advances from accounts receivable purchase agreement	13,021,237	—
Proceeds from issuance of common stock	10,699,501	370,000
Repayment of secured notes	(1,394,266)	(100,000)
Proceeds from minority interest in variable interest entity	5,000,000	—
Advances from shareholders	—	73,285
Net cash provided by financing activities	100,724,206	343,285
Net increase (decrease) in cash	3,000,605	(250,536)
Cash and cash equivalents, beginning of period	69,454	265,000
Cash and cash equivalents, end of period	$3,070,059	$14,464

Supplemmental disclosure of noncash transactions:
Issuance of promissory notes for Hospital Acquisition	$53,000,000	$60,000
Consolidation of variable interest entity	$54,758,312	$—
Expense of common stock warrants	$16,689,317	$—

Rescinded secured promissory note for the return of initial deposit on hospital assets	$10,000,000	$—
Interest paid	$7,939,508	$—
Income taxes paid	$1,400,000	$—

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition - On March 8, 2005, the Company completed its acquisition (the “Acquisition”) of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center--Santa Ana, CA; (ii) 188-bed Western Medical Center--Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the “Hospitals”) from Tenet Healthcare Corporation (“Tenet”). The Hospitals were assigned to four wholly-owned subsidiaries of the Company (the “Subsidiaries”) formed for the purpose of completing the Hospital Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA 92705, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA 92705, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA 92805; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA 92704, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA 92869, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) the furniture, fixtures and contract rights associated with the Hospitals.

The results of operations of the acquired assets from the acquisition date (March 8, 2005) have been included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2005.As a result of the Acquisition, the Company has commenced its planned principal operations and accordingly is no longer considered a development stage enterprise.

As discussed further in Note 7, concurrent with the close of the Acquisition, the Company entered into a sale-leaseback transaction with a Pacific Coast Holdings Investment, LLC (“PCHI”), a then wholly owned subsidiary, involving all the real property acquired in the Acquisition, except for the fee interest in the medical office building at 2617 East Chapman Avenue. PCHI was then immediately sold to certain major equity holders in the Company. In this transaction the Company received consideration of $5 million in cash plus PCHI’s guarantee of $50 million in debt issued by the Company in the Acquisition. Because, among other reasons, the Company remains primarily liable under the $50 million debt, this transaction does not qualify for sale-leaseback accounting and the $50 million in debt has not been removed from the Company’s consolidated balance sheet at September 30, 2005. However, because PCHI now holds title to the real property, the Company’s interest in the real estate was converted to a lease interest pursuant to the lease entered into between PCHI, as lessor, and the Company, as lessee as part of the sale-leaseback transaction. Additionally, as further discussed under Consolidation below, Company management has determined that generally accepted accounting principles require that the financial statements of PCHI must be included in the condensed consolidated financial statements of the Company under generally accepted accounting principles.

Consolidation - The condensed consolidated financial statements include the accounts of Integrated Healthcare Holdings, Inc. (“the Company”) and its wholly owned subsidiaries, Mogel Management Group, Inc. (“MMG”) and its four hospital subsidiaries located in Orange County, California (collectively, the “Hospitals”):

Western Medical Center - Anaheim	Anaheim, CA 188 beds
Western Medical Center - Santa Ana	Santa Ana, CA 282 beds
Coastal Communities Hospital	Santa Ana, CA 178 beds
Chapman Medical Center	Orange, CA 114 beds

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Additionally, generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. As discussed further in Note 9, the Company has determined that it provides to the entity that purchased the Hospitals’ real estate, PCHI, the majority of its financial support through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company’s non real property assets to secure the $50 million debt. Accordingly, the accompanying condensed consolidated financial statements include the accounts of PCHI from the date of the real estate sale, March 8, 2005.

All significant intercompany accounts and transactions have been eliminated in combination.

Company Operations - The Company, through the Hospitals, operates in a single industry segment, the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $8,657,140 and $40,184,555 (inclusive of a warrant issuance expense incurred in connection with the Hospital acquisitions of $16,434,173) during the three months and nine months ended September 30, 2005, respectively and has negative working capital of $(66,388,550) at September 30, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II (“Medical Provider”), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $25.3 million as of September 30, 2005. The default has caused the acquisition loan to be classified as a current liability as of September 30, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.

Management is working to restructure the debt with Medical Provider and believes that the Company’s existing cash flow from operations and the Company’s ability to raise additional capital will be sufficient to meet its continuing obligations for the foreseeable future. The Company has requested and PCHI has agreed to permit the Company to use the Hospitals’ real property as collateral for the purposes of joint financing of Company’s business operation for an initial period of time.

Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its consolidated financial position at September 30, 2005, and its consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, respectively and the statement of changes in cash flows for the nine months ended September 30, 2005 and 2004 have been made. Financial information at December 31, 2004 and for the year then ended included in these condensed consolidated financial statements has been taken from the Company’s audited financial statements for the year ended December 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited condensed consolidated financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Organization - Integrated Healthcare Holdings, Inc., (“the Company”) was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. The Company never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and the Company was reinstated by the State of Utah. In December 1988, the Company merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, the Company received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, the Company changed its name to Integrated Healthcare Holdings, Inc.

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

Gross charges are retail charges.  They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the condensed consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government.  Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

Percentages of net patient service revenue, by payer type, for the Hospitals for the nine months ended September 30, 2005 were as follows:

Nine months ended September 30, 2005
Medicare	21%
Medicaid	16%
Managed care	42%
Indemnity, self-pay and other	21%

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved.  Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Outlier payments, which were established by Congress as part of the diagnosis-related groups (DRG) prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital’s billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United State Department of Health and Human Services (CMS). The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital’s most recent filed cost report. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the Hospital’s actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported.

Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments (Outlier Percentage).  The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments.  CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit.  A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify.  The most recent change to the cost outlier threshold that became effective on October 1, 2005 was a decrease from $25,800 to $23,600, which CMS projects will result in an Outlier Percentage of 5.1%.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers.  The payers are billed for patient services on an individual patient basis.  An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill.  The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis.  At the end of the month, the Hospitals estimate expected reimbursement for patient of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. Management does not believe there were any adjustments to estimates of individual patient bills that were material to its net patient service revenue.

Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying combined financial statements.

The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals’ policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net patient service revenue or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs.  Patient advocates from the Hospitals’ Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The amount of gross charges foregone under the charity policy, including indigent care accounts, for the three months and nine months ended September 30, 2005 were approximately $4,995,605 and $9,642,417 respectively.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

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

Provision for Doubtful Accounts - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors.  There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts.  These factors continuously change and can have an impact on collection trends and the estimation process.

The Company’s policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA).  Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay.  Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient’s insurance, if any.  In non-emergency circumstances or for elective procedures and services, it is the Hospitals’ policy, when appropriate, to verify insurance prior to a patient being treated.

During the three months and nine months ended September 30, 2005, the Company recorded provisions for doubtful accounts of $15,587,741 and $30,060,501 respectively.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

The Company uses the straight-line method of depreciation for buildings, building improvements, and equipment over their estimated useful lives as follows:

Buildings and improvements	4 to 25 years
Equipment	3 to 15 years

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at September 30, 2005.

Medical Claims Incurred but not Reported - The Company is contracted with CalOptima, which is a county sponsored entity that operates similar to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee and the number of enrolled members to the Company’s specific hospitals. The Company recognizes these capitation fees as revenues on a monthly basis for providing comprehensive health care services for the period. The Company does not have contractual obligations with HMO’s.

In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. The Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated IBNR reserves are recorded in our results of operations in the periods when such amounts are determined.

Per guidance under SFAS No. 5, the Company accrues for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. During the nine months ended September 30, 2005, the Company recorded net revenues from CalOptima of approximately $2,410,000, net of IBNR reserves of $2,728,000. The Company’s direct cost of providing services to patient members in IHHI facilities is recorded as an operating expense.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period.

Fair Value of Financial Instruments - The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and nine months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments.

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

Impairment of Long-Lived Assets - The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of September 30, 2005, the Company has determined that no impairment of its long-lived assets exists.

Goodwill and Intangible Assets - On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of September 30, 2005 no goodwill had been recorded on acquisitions.

Segment Reporting - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the nine months ended September 30, 2005.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Our four general hospitals and our related health care facilities operate in one geographic region in Orange County, California. This region is our operating segment, as that term is defined by Statement of Financial Accounting Standards No. 131. The regions' economic characteristics, the nature of their operations, the regulatory environment in which they operate and the manner in which they are managed are all similar. In addition, our hospitals share certain resources and they benefit from many common clinical and management practices. Accordingly, we aggregate the region into a single reportable operating segment.

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

As a result of SFAS 123R, the Company will be required to expense the fair value of its stock option grants rather than disclose the impact on its consolidated statement of operations within the Company’s footnotes, as is current practice. Additionally, if it chooses to do so, SFAS 123(R) permits the Company to adopt the new share-based award accounting by retrospectively restating results for all periods presented to facilitate period-to-period comparison.

In January 2003, the Financial Accounting Standards Board issued FIN 46, “Consolidation of Variable Interest Entities,” which requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Paragraph 1 of ARB 51 states that condensed consolidated financial statements are usually necessary for a fair presentation when one of the companies in the group directly or indirectly has a controlling financial interest in the other companies. Paragraph 2 states that “the usual condition for a controlling financial interest is ownership of a majority voting interest…” However, application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. See Note 7 regarding the Company’s implementation of FIN 46 (R).

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

NOTE 2 - ACQUISITION

The purchase price, after all purchase price adjustments, of the Acquisition amounted to $66,164,700. The fair value of the tangible assets acquired and liabilities assumed consisted of the following:

Property and equipment	$59,493,353
Inventories of supplies	6,018,995
Prepaid expenses and other current assets	2,460,874
Debt issuance costs	1,933,000
Capital lease obligations	(3,659,401)
Other assumed liabilities	(82,121)

$66,164,700

The Company financed the asset purchase and related financing costs (Note 6) by obtaining a $50 million acquisition debt, drawing $3 million on a working capital line of credit, the sale of the Company’s common stock for $10.1 Million, and $5 million in proceeds from the sale of the real property of the acquired Hospitals.

The Company recorded its initial deposit of $10 million on the Acquisition and direct acquisition costs of $1,142,145, consisting primarily of legal fees, as an Investment in hospital asset purchase in the accompanying consolidated balance sheet as of December 31, 2004.

The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations as if the Acquisition had occurred on January 1, 2004 and after giving effect to certain adjustments including interest expense, depreciation expense, and related tax effects. In addition, the following unaudited pro forma information includes the nonrecurring items related to the issuance of 74,700,000 common stock warrants (Note 5), which resulted in an expense of $16,434,173 that the Company recorded during the three months ended March 31, 2005 and restructuring charges of $3,147,000 incurred by Tenet during the three months ended March 31, 2005. Such pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2004 or future operating results.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

	Pro Foma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net operating revenues	$91,620,003	$87,251,731	$251,237,312	$251,053,793

Net loss	$(6,342,140)	$(7,027,633)	$(55,090,455)	$(33,931,784)

Per share data:
Basic and fully diluted:
Loss per common share	$(0.09)	$(0.11)	$(0.75)	$(0.52)

Weighted average number of common shares outstanding	67,308,778	64,980,000	73,092,315	64,730,000

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2005:

Buildings and improvements	$34,344,247
Land	12,581,309
Equipment	9,335,615
Leasehold	3,659,399
59,920,570
Less accumulated depreciation	(1,697,697)
Property and equipment, net	$58,222,873

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

NOTE 4 - COMMON STOCK

Stock Purchase Agreement with OC-PIN - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Orange County Physicians Investment Network, LLC (“OC-PIN”), a company founded by Dr. Anil V. Shah and owned by a number of physicians practicing at the acquired hospitals, pursuant to which OC-PIN committed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of the Company’s common stock. In addition, a prior Purchase Option Agreement, dated November 16, 2004, between the Company and Dr. Anil V. Shah, was terminated. During the nine months ended September 30, 2005, the Company issued a total of 102,600,000 shares of its common stock in consideration of $10.1 million from OC-PIN under the Stock Purchase Agreement. The Company used the proceeds from this stock sale as part of the consideration paid to Tenet for the acquisition of the Hospitals.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Under the Stock Purchase Agreement, no later than nine calendar days before the closing of Acquisition, OC-PIN was to deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company was to issue an additional 5.4 million shares of its common stock to OC-PIN. The Company extended OC-PIN’s additional financing commitment to June 16, 2005, when the Company entered into the following new agreements:

•	First Amendment to the Stock Purchase Agreement, dated as of June 1, 2005 (the “First Amendment”); and

•	Escrow Agreement, dated as of June 1, 2005, by and among IHHI, OC-PIN and City National Bank (the “Escrow Agreement”).

The following material terms were contained in a First Amendment to the Stock Purchase Agreement (“First Amendment”) and an Escrow Agreement, each dated June 3, 2005:

•
A total of 57,250,000 shares of Company common stock previously issued to OC-PIN were placed in an escrow account with City National Bank. OC-PIN had until September 1, 2005 to make aggregate payments of up to approximately $15,000,000 in monthly installments into the escrow account. Such portion of the escrowed shares which were fully paid were to be returned to OC-PIN and the balance was to be transferred back to the Company.

•	OC-PIN agreed to reimburse the Company for certain of its additional debt financing costs incurred since March 8, 2005;

•	The Company would work to complete a new borrowing transaction with Capital Source Finance LLC; and

•	Upon receipt of at least $5,000,000 of new capital under the First Amendment, the Company would call a shareholders meeting to re-elect directors.

Under the First Amendment and the Escrow Agreement, OC-PIN deposited $12,500,000 into an escrow account. Effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

1.	$1,500,000 of the Escrowed cash, plus a pro rata portion of the accrued interest, was delivered to the Company for payment of stock;

2.	$11,000,000 of the escrowed cash, plus a pro rata portion of the accrued interest was delivered to OC-PIN.

3.	5,798,831 of the Escrowed shares of the Company’s common stock was delivered to OC-PIN.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

4.	40,626,684 of the Escrowed shares of the Company’s common stock was delivered to the Company.

5.	OC-PIN transferred $2,800,000 from another account to the Company and OC-PIN received 10,824,485 of the escrowed shares.

6.
The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN’s payment required to be made under the Stock Purchase Agreement, as amended to date, which has been made to date.

7.
The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the termination of the Company’s Default with Medical Provider at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company shall issue an additional portion of the 5,400,000 shares mentioned in item (6) above.

NOTE 5 - COMMON STOCK WARRANTS

The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the “Restructuring Agreement”). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company’s issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a Real Estate Purchase Option agreement originally dated September 28, 2004 to purchase 100% of substantially all of the real property in the Acquisition for $5 million (the “Real Estate Option”), all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the Company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company’s Common Stock (but not to exceed 24.9% of the Company’s fully diluted capital stock) (the “Warrants”) to Dr. Chaudhuri and Mr. Thomas. In addition, the Company amended the Real Estate Option to provide that Dr. Chaudhuri’s option shall be to purchase 49% of substantially all of the real property in the Acquisition for $2,450,000. Concurrent with the close of the Acquisition, the Company repaid the non-convertible secured promissory notes of $1,264,014 to Dr. Chaudhuri and Mr. Thomas.

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

Based upon a valuation obtained by the Company from an independent valuation firm, the Company has assigned a value to the 74,700,000 warrants of $27,987,100 at the date of grant. The Company recorded an expense of $16,434,173 related to the issuance of the common stock warrants during the three months ended March 31, 2005. The Company computed the expense of the warrants based on the fair value of the warrants at the date of grant and the maximum number of shares that could be issued under the warrant agreement as of March 31, 2005 of 41,298,523 (which constitutes 24.9% of the fully diluted stock that would have been outstanding as of March 31, 2005 assuming maximum possible exercise of the Warrants). The remaining warrants of 33,401,477 that are not issuable as of March 31, 2005 and September 30, 2005 have been recorded as a deferred warrant expense of $11,552,927 based on the fair value determined at the date of issuance. Upon an increase in the Company’s outstanding fully diluted stock, the Company will recognize additional warrant expense up to the amount of the deferred warrant expense of $11,552,927.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

The fair value of the Warrants was determined based on the Black-Scholes option pricing model with the following assumptions:

Low, High
Risk-free interest rate	3.2%, 3.33%
Expected volatility	33.6%, 35.7%
Dividend yield	—
Expected life (years)	2, 2.5
Fair value of Warrants (fully diluted)	$0.343, $0.398

Due to the Company emerging from the development stage during the nine months ended September 30, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals.

NOTE 6 - DEBT

The current portion of the Company’s debt consists of the following notes as of September 30, 2005:

Secured acquisition note payable	$50,000,000
Secured line of credit note payable	25,330,734
Advances from accounts receivable purchase agreement	13,021,237
$88,351,971

Acquisition Loan and Line of Credit - In connection with the Tenet Hospital Acquisition, the Company obtained borrowings to complete the Hospital Acquisition from affiliates of Medical Capital Corporation of Anaheim, CA. Effective March 3, 2005, the Company and its Subsidiaries collectively entered into a Credit Agreement (the “Credit Agreement”) with Medical Provider Financial Corporation II (“the Lender”), whereby the Company has obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 will be in the form of a non-revolving Line of Credit (the “Line of Credit”) and $50,000,000 will be in the form of a real estate loan (the “Acquisition Loan”) (collectively, the “Obligations”). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (See Notes 1 and 3). The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its Subsidiaries, (b) funds for other general corporate purposes of the Company and its Subsidiaries, and (c) other permitted purposes.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Interest payments are due on the Obligations on the first business day of each calendar month to occur while any Obligation is outstanding at the interest rate of 14% per annum. The Obligations mature at the first to occur of (i) the Commitment Termination Date for the Line of Credit Loan, (ii) March 2, 2007, or (iii) the occurrence or existence of a continuing Event of Default under any of the Obligations. The Commitment Termination Date means the earliest of (a) thirty calendar days prior to March 2, 2007; (b) the date of termination of Lender’s obligations to make Advances under the Line of Credit Note or permit existing Obligations to remain outstanding, (c) the date of prepayment in full by the Company and its Subsidiaries of the Obligations and the permanent reduction of all Commitments to zero dollars; (d) March 2, 2007. Per the Credit Agreement, all future capital contributions to the Company by OC-PIN shall be used by the Company as mandatory prepayments of the Line of Credit.

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

Credit Agreement Fees - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, Company and its Subsidiaries agreed to pay to the Lender an origination fee in an amount equal to 2% of the Credit Line Commitment or $600,000, and 2% of the Acquisition Loan or $1,000,000, to be payable out of Company and its Subsidiaries own funds, which fee shall be deemed earned in full upon receipt by Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender’s legal fees of approximately $333,000. The Company is amortizing the deferred loan fees of $1,933,000 over the two year term of the Obligations. During the nine months ended September 30, 2005, the Company recognized $481,545 of amortization expense and has unamortized deferred loan fees of $1,451,455 as of September 30, 2005.

Accounts Receivable Purchase Agreement - In March 2005, the Hospitals entered into a two year Accounts Purchase Agreement that allows the sale of their accounts receivable to Medical Provider Financial Corp., an affiliate of the Lender, as they become billable to third parties. The Company will continue to provide billing and collection services and the proceeds collected from the accounts receivable are applied to reduce amounts advanced under this agreement. As of September 30, 2005, advances made under this agreement were $13,021,237.

Default Notice - On or about May 9, 2005, the Company received a notice of default from the Lender. In addition, each of OC-PIN, PCHI, Ganesha Realty, LLC, and West Coast Holdings, LLC, which are parties to the Credit Agreement, has received a notice of default under the Credit Agreement. The Company has recorded the acquisition note of $50 million and outstanding draws on the line of credit of $25.3 million as current liabilities in the accompanying condensed consolidated financial statements.

The notice of default asserts that (i) the Company failed to provide satisfactory evidence that the Company has received capital contributions of not less than $15,000,000, as required under the Credit Agreement, (ii) the Company failed to prepay $5,000,000 by the Mandatory Prepay Date as required under the Credit Agreement, and (iii) a Material Adverse Effect has occurred under the Credit Agreement for reasons relating primarily to OC-PIN’s failure to fully fund its obligations under its Stock Purchase Agreement with the Company dated January 28, 2005.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Forbearance Agreement - In connection with the Company’s First Amendment (see Note 4), the Company entered into an Agreement to Forbear as of June 1, 2005 by and among the Company, OC-PIN, West Coast Holdings, LLC and the Lender (the “Forbearance Agreement”). Without another default, the Lender agrees for 100 days to forbear from (i) recording Notices of Default, (ii) filing a judicial foreclosure lawsuit against the Company, OC-PIN and West Coast Holdings, LLC, and (iii) filing lawsuits against the Company, OC-PIN and West Coast Holdings, LLC. The interest rate on the notes will be increased to the Default Rate of 19%, as defined in the Credit Agreement, and all Obligations (as defined in the Credit Agreement), will be forthwith due and payable, as long as the events of default remain uncured. The Company’s Line of Credit facility is suspended to additional advances. During the forbearance period of 100 days, OC-PIN and other investors will invest not less than $15 million in new equity capital in the Company.

NOTE 7 - SALE OF REAL ESTATE AND VARIABLE INTEREST ENTITY

Concurrent with the close on the acquisition of the Hospitals, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the real property of the Hospitals pursuant to an Option agreement dated September 28, 2004, as amended and restated on November 16, 2004 (“LLC Option Agreement”). The option was exercised by the option holders purchasing from the Company all of the equity interests in PCHI, which holds title to the real property. The Company received $5 million and PCHI guaranteed the Company’s acquisition debt of $50 million.

The Company remains primarily liable under the $50 million acquisition note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company’s assets and all of the real property of the Hospitals. All of the Company’s operating activities are directly affected by the real property that was sold to PCHI. Given these factors, it appears that the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the acquisition debt should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

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

PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and William Thomas). Generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company’s non-real estate assets to secure the $50 million debt. Accordingly, during the nine months ended September 30, 2005, the Company included in its condensed consolidated financial statements, the net assets of PCHI, net of consolidation adjustments. Selected information of PCHI’s balance sheet as of September 30, 2005, and its results of operations for the period March 8, 2005 to September 30, 2005 are as follows:

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

Total assets	$54,621,717
Total liabilities	50,481,720
Member’s equity	3,644,465
Net revenues	5,357,273
Net loss	1,355,535

Consolidation adjustments to reflect the effects of the following matters are included in the accompanying condensed consolidated financial statements:

▪
The Company’s lease interest in the hospitals has been eliminated leaving PCHI’s ownership of the land and buildings being presented in the accompanying condensed consolidated financial statements. Additionally, a gain of $12,157,808 arising from the Company’s sale of the real property of the Hospitals to PCHI has been eliminated to state the land and buildings at the Company’s cost. The gain is offset by a $5,000,000 contingent liability by IHHI to acquire and transfer title to medical office building condominiums from Tenet, also eliminated in consolidation.

▪
Because the Company remains primarily liable under the $50 million debt notwithstanding its guarantee by PCHI, generally accepted accounting principles do not allow the Company to remove this liability from its balance sheet. Therefore, it is necessary to eliminate the same item from PCHI’s balance sheet in consolidation.

▪	PCHI’s equity accounts have been classified as minority interest variable interest entity in the accompanying consolidated balance sheet.

▪	The Company’s rent expense has been eliminated against PCHI’s rental income. Additionally, amounts assigned to buildings are being depreciated over their estimated useful lives of 25 years.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. The provision for income taxes consists of provisions for federal and state income taxes.

 The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

The provision for income taxes consisted of the following for the nine months ended September 30, :

	2005	2004
Current income tax expense:
U.S. Federal and State	$5,549,000	$—
Deferred income taxes:
U.S. Federal and State	—	—
	$5,549,000	$—

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

Estimated tax benefit at federal and state statutory rates on an annualized basis	$(11,701,000)
Common stock warrant expense	5,157,000
Gain on sale of real estate	3,815,000
Change in valuation allowance	9,009,000
State credits	(1,210,000)
Other	479,000
$5,549,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	September 30,
	2005	2004
Current deferred tax assets:
Allowance for doubtful accounts	$10,233,000	$—
Accrued vacation	1,875,000	—
Net operating losses	692,000	1,414,000
Deferred tax assets	12,800,000	1,414,000
Valuation allowance	(12,800,000)	(1,414,000)
Net deffered tax assets	$—	$—

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

A valuation allowance of $12.8 million was recorded as of September 30, 2005 based on an assessment of the realization of our deferred tax assets as described below. We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 100% valuation allowance on its deferred tax assets at September 30, 2005, based primarily on the following factors:

•	cumulative losses in recent years;

•	income/losses expected in future years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

•	the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

•	the carryforward period associated with the deferred tax assets and liabilities; and

•	prudent and feasible tax-planning strategies.

Tenet Hospital Acquisition - The Acquisition was an asset purchase transaction and the Company will not benefit from the net operating losses of the acquired Hospitals. In connection with the Company’s completion of the Tenet Hospital Acquisition in March 2005, the Company sold all of the real estate of the acquired hospitals to its majority shareholders. For income tax purposes, the sale of the real estate of the acquired hospitals could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% on any deemed dividend or interest income. The Company’s sale of its 100% membership interest in PCHI on March 8, 2005 to West Coast Holdings LLC and Ganesha Realty LLC in consideration of $5 million plus the assumption of the $50 million Acquisition note is a taxable event to the Company.

The March 8, 2005 contribution of the real estate acquired in the Tenant Hospital Acquisition to Pacific Coast Holdings Investment LLC (“PCHI”), a 100% owned subsidiary of the Company, was intended to be a non-taxable event. The Company’s sale of 100% of the membership interest in PCHI on March 8, 2005, to West Coast Holdings LLC and Ganesha Realty LLC in consideration of $5 million plus the assumption of the $50 million Acquisition Loan on the real property debt is a taxable event to the Company. The Company is currently assessing the potential impact of this taxable event in 2005.

PCHI Tax Status -- PCHI is a limited liability corporation. PCHI’s owners plan to make tax elections for it to be treated as a disregarded entity for tax reporting whereby similar to a partnership PCHI’s taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying condensed consolidated financial statements do not include any amounts for the income tax expense or benefit of PCHI’s income or loss.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

NOTE 9 - RELATED PARTY TRANSACTIONS

PCHI - The Company leases all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC’s, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. William Thomas. Dr. Shah is the chairman of the Company and is also the co-manager an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company’s fully diluted capital stock. The Company has consolidated the financial statements of PCHI for the period March 8, 2005 through September 30, 2005 in accordance with FIN 46(R) (see Note 7). During the nine month period ended September 30, 2005, the Company incurred a liability for rent expense payable to PCHI of $5,357,273, which was eliminated upon consolidation at September 30, 2005.

Management Agreements - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Among other terms, the three year employment agreements in aggregate provide for annual salaries totaling $2,290,000, total stock option grants to purchase 6,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of September 30, 2005, the Company has not issued any stock options pursuant to the employment agreements.

NOTE 10 - LOSS PER SHARE

The weighted average number of common shares used to compute basic and fully diluted loss per share for the three and nine months ended September 30, 2005 exclude 57,250,000 contingently issuable shares of common stock which were placed into an escrow account on July 4, 2005, pursuant to the First Amendment to the Stock Purchase Agreement dated as of June 1, 2005 and the Escrow Agreement dated as of June 1, 2005. As of September 30, 2005, all necessary conditions required to issue these shares (see Note 4) have not been met. The Company’s fully diluted loss per share for the three and nine months ended September 30, 2005 exclude the 57,250,000 contingently issuable shares due to their anti-dilutive effect on loss per share.

If the First Amendment to the Stock Purchase Agreement and the Escrow Agreement were entered into as of the date of the original Stock Purchase Agreement dated January 28, 2005, the Company’s future loss per share would be greater than reported and the Company’s loss per share would have been $0.13 and $0.66 for the three and nine months ended September 30, 2005, respectively.

The Company’s weighted average common stock equivalents related to the Warrants (Note 6) were 41,291,892 for the nine months ended September 30, 2005. These common stock equivalents have been excluded from the Company’s weighted average number of common shares outstanding due to their anti-dilutive effect for the three and nine months ended September 30, 2005.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases - Concurrent with the closing of the Tenet Hospital Acquisition as of March 7, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI (the “Related Party Lease”). The Company leases all of the real estate of the acquired Hospitals properties (the “Hospital Properties”) and medical office buildings and a long term acute care facility (collectively the "MOB Properties") from PCHI. The term of the Lease for the Hospital Properties is approximately 25 years, commencing March 8, 2005 and terminating on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of twenty-five years.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

Additionally, in connection with the acquisition of the Hospitals, the Company also assumed the operating leases for the Chapman facility, which include buildings, land, and other equipment. The Related Party Lease has been eliminated with the consolidation of PCHI in the accompanying consolidated financial statements. The following is a schedule of the Company’s future minimum operating lease payments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

Year Ended December 31,	Unrelated Third Parties	Related Party (PCHI)	Total
2005	$2,038,365	$10,642,672	12,681,037
2006	2,008,102	13,153,611	15,161,713
2007	1,660,807	13,233,219	14,894,026
2008	1,162,675	13,315,216	14,477,891
2009	844,267	13,315,216	14,159,483
Thereafter	8,569,793	278,706,133	287,275,926
	$16,284,009	$342,366,067	$358,650,076

Capital Leases - The Company has long-term lease obligations for the real property at the Chapman Medical Center. For financial reporting purposes, the leases have been classified as capital leases: accordingly, assets with a book value of $3,659,401 are included in property and equipment in the accompanying consolidated balance sheet. The following is a schedule of future minimum lease payments under capitalized equipment leases together with the present value of the net minimum lease payments as of September 30, 2005:

Year ending September 30,
2006	$686,292
2007	686,292
2008	686,292
2009	686,292
2010	686,292
Thereafter	2,573,595
Total minimum lease payments	$6,005,055

Less amount representing interest	2,475,907
Present value of net minimum lease payments	3,529,148

Less current portion	204,141
Long-term portion	$3,325,007

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

Agreement for Compensation - In connection with the close of the Hospital Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the “Compensation Agreement”) with PCHI, a related party (see Note 7). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the “Condo Units”) were excluded from the Company’s Hospital Acquisition due to the tenants of the Condo Units having a first right of refusal to purchase such real property. The Company’s purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the tenant’s right of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

Pursuant to the Compensation Agreement, the Company shall acquire title to the Condo Units upon expiration of the tenant’s right of first refusal and then transfer such title to the Condo Units to PCHI. If some of the Condo Units are acquired by the tenants, the Company shall provided compensation to PCHI and the Company shall pay down its Acquisition Note (see Note 6) by $5 million or such pro rata portion. In the event of the Company’s failure to obtain title to the Condo Units, the Company shall pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI, but not less than the product of $2,500,000 multiplied by a fraction, the numerator of which shall be the number of Condo Units not acquired by the Company and transferred to PCHI, and the denominator equal to the total Condo Units of twenty-two. The tenants are currently in litigation with Tenet related to the purchase price of the Condo Units offered by Tenet to the tenants.

As the financial statements of the related party entity, PCHI (see Note 7), are included in the Company’s accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company’s gain on sale of assets to PCHI (see Note 7.) Although the gain on sale of assets is eliminated upon the consolidation of the financial statements of PCHI, the Company’s income tax provision related to such gain would be reduced.

Claims and Lawsuits - The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to our business. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company’s business (both in the near and long term), financial position, results of operations or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from management and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. Reserves for claims and lawsuits are recorded when they are probable and reasonably estimable.

NOTE 11 - SUBSEQUENT EVENTS

The Company entered into a term sheet dated October 20, 2005 with Medical Provider, OC-PIN, PCHI, and owners of PCHI (the “Term Sheet”). Pursuant to the non-binding Term Sheet, Medical Provider would provide the Company with a new loan in the amount of $10,700,000 for working capital purposes (the “New Loan.”) The New Loan would be due in one year with an interest rate of 12% per annum, interest payable monthly. In addition, the Term Sheet included the following items:

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

•	OC-PIN will contribute new capital of $4,300,000 to the Company. This new capital would constitute a credit against the continuing obligation of the Company to raise $15 million in new capital
•	The existing default on the Company’s debt would be waived by Medical Provider.
•	The Company would pay $5 million to Medical Provider on the Acquisition Note of $50 million as required by the Credit Agreement.
•
The Company would agree to obtain additional new capital contributions equal to the amount of the New Loan of $10,700,000 by the one year maturity date of the new loan, with proceeds used to pay the new loan in full.

•	The Forbearance Agreement would be terminated.
•
As collateral, the Company would issue Medical Provider a warrant or other contingent right to purchase the Company’s common stock equal in value to the amount of the New Loan plus accrued interest not repaid at maturity. This warrant or contingent right would be exercisable for an aggregate amount of $1.00, regardless of how many shares are acquired.

The Company is proceeding to complete the documentation and execute the transaction outlined in the Term Sheet.

On or about October 31, 2005, the Company and OC-PIN entered into the Second Amendment to Stock Purchase Agreement (see Note 4).

The Company is a defendant in a claim brought by Andrew Weiss, a former consultant to the Company, filed with Judicial Arbitration and Mediation Service in Orange County, California, alleging breach of contract, wrongful discharge, failure to pay wages, fraud, and other related claims relating to his services to the Company in 2004 and 2005. Mr. Weiss alleges that he was an employee of the Company and was covered by a purported written employment agreement dated March 3, 2005. Mr. Weiss is seeking unspecified damages, including lost earnings and benefits, loss of future earnings, penalties, punitive damages and attorneys fees and costs. The Company intends to defend itself vigorously against these claims. Although the Company does not believe it is probable that it will lose this case, it is possible that resolution of this case could result in a loss. Management is not able to estimate the amount of such loss as of September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,”  “will,”  “should,”  “expects,”  “plans,”  “anticipates,”  “believes,”  “estimates,”  “predicts,”  “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-KSB filed on March 31, 2005 that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we,”  “us,”  “our,”  “the Company,”  “Integrated Healthcare Holdings” or “IHHI” mean Integrated Healthcare Holdings, Inc., a Nevada corporation, unless otherwise indicated.

Overview

Prior to March 8, 2005, we were primarily a development stage company with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals from subsidiaries of Tenet Healthcare Corporation (“Tenet”), and completed the transaction on March 8, 2005. Effective March 8, 2005, we acquired and began operating the following four hospital facilities in Orange County, California (referred to in this report as our “Hospitals”):

o	282-bed Western Medical Center in Santa Ana;
o	188-bed Western Medical Center in Anaheim;
o	178-bed Coastal Communities Hospital in Santa Ana; and
o	114-bed Chapman Medical Center in Orange.

Our results of operations discussed in this report reflect Hospital operations for the full quarter ended September 30, 2005 compared to the quarter ended June 30, 2005.

We entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet’s negotiated rate agreements were assigned to our Hospitals. Our own Medicare provider numbers were received in April 2005. California State Medicaid Program provider numbers were received in June 2005.

Critical Accounting Policies and Estimates

Provision For Doubtful Accounts

Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient’s insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of certain of our accounts receivables by hospital, our historical collection experience by hospital and for each type of payer and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to collection agency between 90 to 120 days, once patient responsibility has been identified. When accounts are assigned for collections by the Hospitals, the accounts are completely written off through provision for doubtful accounts. Any recoveries from collection agencies thereafter are credited to the provision as received.

Common Stock Warrants

As indicated in the notes to the financial statements, the Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the “Restructuring Agreement”). Pursuant to the Restructuring Agreement, the company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company’s common stock (the “Warrants”). The Warrants were limited not to exceed 24.9% of the Company’s Fully-Diluted capital stock.

Due to this limitation, the Company recognized an expense of $16.4 million related to the issuance of the warrants during the three months ended March 31, 2005. No additional expense was recognized during the nine months ended September 30, 2005 due to no change in the fully diluted outstanding common stock during this period.

The Company computed the expense of the Warrants based on the fair value of the Warrants at the date of the grant and the maximum number of shares exercisable as of September 30, 2005 of 41,298,523 (24.9% of the fully diluted stock outstanding of September 30, 2005). The Company recorded the fair value of the outstanding unexercisable Warrants as of September 30, 2005 of $11.6 million as deferred Warrant expense in the accompanying consolidated balance sheet. With any future increase in the Company’s outstanding fully diluted common stock, the Company will recognize additional Warrant expense up to $11.6 million.

The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

Low, High
Risk-free interest rate	3.2%, 3.33%
Expected volatility	33.6%, 35.7%
Dividend yield	—
Expected life (years)	2, 2.5
Fair value of Warrants (fully diluted)	$0.343, $0.398

Due to the fact that the Company emerged from the development stage during the nine months ended September 30, 2005, the Company computed the volatility of its stock based on an average of the following public companies that own hospitals:

Amsurg Inc (AMSG) Community Health Systems (CYH) Healthcare Company (HCA) Health Management Associates Inc (HMA) Lifepoint (LPNT) Tenet Healthcare Corp (THC) Triad Hospitals Corp (TRI) Universal (UHS)

Although management believes this is the most reasonable and accurate methodology to determine the Company’s volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company’s volatility.

Sale of Real Estate and Variable Interest Entity

Concurrent with the close of the Company’s acquisition of the Hospitals, Dr. Chaudhuri and Dr. Anil Shah exercised their options to purchase the Company’s interest in a limited liability company holding the real property underlying the Hospitals pursuant to an option agreement dated September 28, 2004, as amended and restated on November 16, 2004 (the “LLC Option Agreement”). The option holders purchased all of the Company’s interests in Pacific Coast Holdings Investment LLC (“PCHI”), which acquired title to the real property. The Company received $5 million and PCHI guaranteed the Company’s acquisition debt of $50 million.

The Company remains primarily liable under the $50 million acquisition note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company’s assets and all of the real property of the Hospitals. All of the Company’s operating activities are directly affected by the real property that was sold to PCHI. Given these factors, it appears that the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the acquisition debt should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

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

PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and William Thomas). Generally accepted accounting principles require that a company consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $50 million debt, and cross-collateralization of the Company’s non-real estate assets to secure the $50 million debt. Accordingly, during the three and nine months ended September 30, 2005, the Company included in its consolidated financial statements the net assets of PCHI, net of consolidation adjustments.

Results of Operations

The following table summarizes our results of operations from continuing operations for the three months ended September 30, 2005 compared to the three months ended June 30, 2005. Comparisons to the related periods in 2004 were not considered useful as we had not acquired the Hospitals and our results of operations consisted solely of administrative expenses of $491,048 for the three months ended September 30, 2004.

	Three Months Ended
	September 30,	June 30,
	2005	2005
	(Unaudited)	(Unaudited)

Net operating revenues	$91,620,003	$83,190,537
Provision for doubtful accounts	(15,587,741)	(11,331,354)
Collectable Revenues	76,032,262	71,859,183

Operating expenses:
Salaries and benefits	48,273,049	48,439,345
Supplies	11,783,830	11,521,967
Other operating expenses	18,457,022	17,283,135
Depreciation and amortization	707,015	902,845
	79,220,916	78,147,292

Operating loss	(3,188,654)	(6,288,109)
Interest expense	4,304,599	4,069,029
Loss including minority interest and
before provision for income taxes	(7,493,253)	(10,357,138)
Provision for income taxes	2,315,000	1,762,000
Minority interest in variable interest entity	(1,151,113)	(195,517)

Net loss	$(8,657,140)	$(11,923,621)

Three Months Ended September 30, 2005 and Three Months Ended June 30, 2005

Losses from continuing operations, before interest and taxes, decreased to $3.2 million for the three months ended September 30, 2005 from $6.3 million for the three months ended June 30, 2005. Substantially all of the losses from continuing operations during the periods then ended reflect the operational losses from our Hospitals, which were acquired on March 8, 2005.

 On a same-hospital basis, admissions were up during the three months ended September 30, 2005 compared to the three months ended June 30, 2005 by 3.9%. As a result of reduction in the length of stay from 6.28 to 5.95 days, patient days were down 1.6%. For the fixed payment (Diagnosis Related Groups or DRG as well as prepaid contract with Cal Optima) based admissions, this has a slight beneficial impact on the costs in relation to revenues. Outpatient visits were down slightly by 1.1% which is not unusual during the summer months.

The income tax provision was $2.3 million for the three months ended September 30, 2005 and $1.8 million for the three months ended June 30, 2005, and consisted primarily of a taxable gain on the sale of the real property of the Hospitals to PCHI, the non-deductible Warrant expense of $16.4 million and non-deductible provision for doubtful accounts, offset against losses from operations. As of September 30, 2005, we had net deferred tax assets of approximately $10.7 million for which a full valuation allowance has been provided.

Managed care contracting

The prior owners of the Hospitals adopted a state wide managed care contracting strategy that was designed to improve consolidated results with less regard for the individual facilities financial needs. Those contracts have been substantially all assigned to IHHI preserving the existing revenue base. Management is committed to negotiating terms more closely aligned with the services provided and the financial resources required to achieve that level of service. Although management believes that substantial opportunity exists for improving contracted reimbursement, there can be no assurance that this will be achieved and failure to do so could have a material adverse impact on future performance.

Provision for doubtful accounts

When accounts are assigned for collections by the Hospitals, the accounts are completely written off through the provision for doubtful accounts. Any recoveries from collection agencies thereafter are credited to the provision as received. Because IHHI did not acquire accounts receivable from Tenet, estimates of recoveries from collection efforts are made based on Tenet’s experience applied to new accounts. Management believes this is reasonable because the systems and personnel are substantially the same.

During the three months ended September 30, 2005 and June 30, 2005, we recorded provisions for doubtful accounts of $15.6 million and $11.3 million, respectively.

The breakdown of our billed hospital receivables (which is a component of total receivables) at September 30, 2005 and June 30, 2005 is summarized in the table below.

	September 30, 2005	June 30, 2005
Insured receivables	65.5%	78.3%
Uninsured receivables	34.5%	21.7%
Total	100.0%	100.0%

Our allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable at September 30, 2005 and June 30, 2005 are summarized as follows (dollars in thousands):

	September 30, 2005	June 30, 2005
Allowance for doubtful accounts	$28,802	$14,445
Percentage of accounts receivables	38.8%	26.3%

Our reported accounts receivable as of June 30, 2005 were all under 115 days outstanding, due to the fact that our acquisition of the Hospitals from Tenet on March 8, 2005 did not include patient accounts. Net days in outstanding accounts receivable as of September 30, 2005 and June 30, 2005 were 55.0 and 51.2 days, respectively.

Collectable Revenues

Management reviews Collectable Revenues (Patient Revenue less Bad Debt Expense) as one measure of operational performance because it eliminates the distortion caused when the study of individual patient accounts result in reclassifications between accounts that meet charity criteria (see notes to the financial statements) and bad debts. The $4.2 million increase in collectable revenues from the quarter ended June 30, 2005 to the quarter ended September 30, 2005 was a significant factor in the improved results from operations. This was due primarily to a 4% increase in patient admissions and better realization from managed care contracts.

Salaries and Benefits

We have experienced and expect to continue to experience significant wage and benefit pressures created by the nursing shortages throughout the region. In addition, approximately 24% of our employees were represented by labor unions as of September 30, 2005. If union activity increases at our Hospitals, our salaries and benefits expense may increase more rapidly than our net operating revenues. Labor costs remain a significant cost pressure facing us as well as the health care industry in general.  The nursing shortage continues and remains more serious in key specialties.  This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California have not only increased our labor costs, but may also adversely affect net operating revenues due to volume limitations if the required number of nurses are unavailable.  In March 2005, increases to California’s state-mandated nurse-staffing ratios went into effect as provided by the original statute.  The vast majority of hospitals in California, including our Hospitals, are not at all times meeting these ratios.  We have, however, gradually improved our monthly compliance and expect that our compliance levels will continue to improve throughout our Hospitals in 2005.

Other Operating Expenses

Other operating expenses increased $1.2 million over the previous quarter. This increase was primarily the result of an increase in computer services purchased from Tenet and other vendors of approximately $0.8 million. Utilities rose approximately $0.3 million in the summer months due to increased power consumption to run air conditioning.

Liquidity and Capital Resources

Cash used by operating activities was $34.6 million in the nine months ended September 30, 2005. Prepaids increased from the quarter ended June 30, 2005 by $6.5 million primarily as a result of a workman’s compensation reserve deposit of approximately $4.4 million. Net accounts receivable increased by $5.1 million to $45.5 million from the preceding quarter due to an increase in net revenues of $8.4 million. Accounts payable increased by $8.8 million due to improved management of payables compared to the preceding quarter and taxes payable increased by $2.4 million. Other current liabilities increased by $2.4 million and consist primarily of accrued interest, workers’ compensation insurance, and other miscellaneous accruals.

We used $63 million in investing activities to complete the Hospital acquisition.

Cash provided by financing activities was $100.3 million during the nine months ended September 30, 2005. At September 30, 2005, our indebtedness consisted of a $50 million term loan for the purchase of our Hospitals, a $25.3 million in advances from the $30 million line of credit. We received $5 million in net proceeds from the sale of the real property of the Hospitals to PCHI a related party entity. In addition, in March 2005, our Hospitals entered into a 2-year Accounts Purchase Agreement to sell Accounts Receivable to a lending institution as they become billable to third parties.  We continue to provide billing and collection services and the proceeds collected thereby are applied to reduce amounts advanced under this agreement. As of September 30, 2005, $13.1 million had been advanced under this agreement.

On or about May 9, 2005, the Company received a notice of default from its lender, Medical Provider Financial Corporation II (“Medical Provider”). Medical Provider is the lender for the secured acquisition note of $50 million, and the Company’s secured line of credit note of up to $30 million. The Company has recorded the acquisition note of $50 million and outstanding draws on the line of credit of $13.2 million as current liabilities in the accompanying consolidated financial statements. The notice of default asserts that (i) the Company failed to provide satisfactory evidence that the Company has received capital contributions of not less than $15,000,000, as required under the Credit Agreement, (ii) the Company failed to prepay $5,000,000 by the Mandatory Prepay Date as required under the Credit Agreement, and (iii) a Material Adverse Effect has occurred under the Credit Agreement for reasons relating primarily to OC-PIN’s failure to fully fund its obligations under its Stock Purchase Agreement with the Company dated January 28, 2005.

As of June 1, 2005, the Company entered into an Agreement to Forbear with Medical Provider. Without another default, Medical Provider agrees for 100 days to forbear from (i) recording Notices of Default, (ii) filing a judicial foreclosure lawsuit against the Company, OC-PIN and West Coast Holdings, LLC, and (iii) filing lawsuits against the Company, OC-PIN and West Coast Holdings, LLC. The interest rate on the notes will be increased from 14% to the Default Rate of 19%, as defined in the Credit Agreement, and all Obligations (as defined in the Credit Agreement) will be forthwith due and payable, as long as the events of default remain uncured. The Company’s Line of Credit facility is suspended to additional advances. During the forbearance period of 100 days, OC-PIN and other investors will invest not less than $15 million in new equity capital in the Company.

In June 2005, in connection with the First Amendment to Stock Purchase Agreement, dated as of June 1, 2005 by and among the Company, OC-PIN, PCHI, West Coast Holdings, LLC, and Ganesha Realty LLC, OC-PIN placed into an escrow account 57,250,000 shares of the Company’s common stock. As of September 30, 2005, an aggregate of $12.5 million in cash has been deposited in the escrow account. See Note 4 for a discussion of events after such date.

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

As a result of SFAS 123R, the Company will be required to expense the fair value of any stock option grants that it may make in the future, rather than disclose the impact on its consolidated statement of operations within the Company’s footnotes.

In January 2003, the Financial Accounting Standards Board issued FIN 46, “Consolidation of Variable Interest Entities,” which requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Paragraph 1 of ARB 51 states that consolidated financial statements are usually necessary for a fair presentation when one of the companies in the group directly or indirectly has a controlling financial interest in the other companies. Paragraph 2 states that “the usual condition for a controlling financial interest is ownership of a majority voting interest…” However, application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. See Note to the financial statements regarding the Company’s implementation of FIN 46 (R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2005, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging or derivative instrument arrangements. We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are involved in various legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters are likely to have a material adverse effect on the Company.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Second Amendment to Stock Purchase Agreement, dated as of October 31, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2005).

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 21, 2005	By:	/s/ Steven R. Blake
Steven R. Blake Chief Financial Officer (Principal Financial Officer)