Form 10KSB/A
period 2004-12-31
Integrated Healthcare Holdings Inc
filed 2006-04-07
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to


                                   Form 10-KSB


(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004; or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23511
                                ----------------

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

           Nevada                                      87-0412182
  (State of incorporation)                (I.R.S. Employer Identification No.)


      1301 N Tustin Santa Ana, CA                               92705
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

ITEM 13. EXHIBITS


      Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each management or compensation plan is marked with an asterisk (*). Each document previously filed is marked with two asterisks (**).


Exhibit
Number      Description
------      -----------


2.1 Asset Sale Agreement, dated September 29, 2004, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (AHM CGH, Inc., Health Resources Corporation of America - California, SHL/O Corp., and UWMC Hospital Corporation) (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004). **

2.2 First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

2.3 Second Amendment to Asset Sale Agreement, effective as of January 1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

2.4 Third Amendment to Asset Sale Agreement, effective as of March 8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

2.5 Letter Agreement, dated January 28, 2005, by and between the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

3.1 Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997). **

3.2 Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed by the Registrant on October 20, 2004). **

3.3         Bylaws of the Registrant. **

10.1 Employment Agreement with Bruce Mogel, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.1 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004).

10.2 Employment Agreement with Larry B. Anderson, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.2 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004). **

10.3 Employment Agreement with James T. Ligon, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.3 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004). **

10.4 Secured Convertible Note Purchase Agreement, dated as of September 28, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2004). **

10.5 First Amendment to Secured Convertible Note Purchase Agreement, dated as of November 16, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004). **

10.6 Purchase Option Agreement, dated as of November 16, 2004, by and between the Registrant and Anil V. Shah, M.D. (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004). **

10.7 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

10.8 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

10.9 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.10 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.11 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.12 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.13 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.14 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.15 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from
            Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

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


                                    INTEGRATED HEALTHCARE HOLDINGS, INC.


  Dated: April 6, 2006              By:  /s/ Bruce Mogel
                                         -------------------------
                                         Bruce Mogel
                                         Chief Executive Officer
                                         (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Dated: April 6, 2006              By:  /s/ Bruce Mogel
                                         -------------------------
                                         Bruce Mogel
                                         Director and Chief Executive  Officer
                                         (Principal Executive Officer)

  Dated: April 6, 2006              By:  /s/ Maurice J. DeWald
                                         -------------------------
                                         Maurice J. DeWald
                                         Director

  Dated: April 6, 2006              By:  /s/ Anil V. Shah, M.D.
                                         -------------------------
                                         Anil V. Shah, M.D.
                                         Director

  Dated:                            By:
                                         -------------------------
                                         J. Fernando Niebla
                                         Director

  Dated: April 6, 2006              By:  /s/ Jaime Ludmir, M.D.
                                         -------------------------
                                         Jaime Ludmir, M.D.
                                         Director

  Dated:                            By:
                                         -------------------------
                                         Syed S. Naqvi, M.D.
                                         Director

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------


2.1 Asset Sale Agreement, dated September 29, 2004, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (AHM CGH, Inc., Health Resources Corporation of America - California, SHL/O Corp., and UWMC Hospital Corporation) (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004). **

2.2 First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

2.3 Second Amendment to Asset Sale Agreement, effective as of January 1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

2.4 Third Amendment to Asset Sale Agreement, effective as of March 8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

2.5 Letter Agreement, dated January 28, 2005, by and between the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

3.1 Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997). **

3.2 Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed by the Registrant on October 20, 2004). **

3.3         Bylaws of the Registrant. **

10.1 Employment Agreement with Bruce Mogel, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.1 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004). **

10.2 Employment Agreement with Larry B. Anderson, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.2 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004). **

10.3 Employment Agreement with James T. Ligon, dated January 1, 2004* (incorporated herein by reference from Exhibit 10.3 to the Registrant's Transitional Report on Form 10-K filed with the Commission on April 15, 2004). **

10.4 Secured Convertible Note Purchase Agreement, dated as of September 28, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2004). **

10.5 First Amendment to Secured Convertible Note Purchase Agreement, dated as of November 16, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004). **

10.6 Purchase Option Agreement, dated as of November 16, 2004, by and between the Registrant and Anil V. Shah, M.D. (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004). **

10.7 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

10.8 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005). **

10.9 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.10 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.11 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.12 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.13 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.14 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **

10.15 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from
            Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005). **


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



*     Denotes a management or compensation plan.
**    Previously filed.

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

RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

March 30, 2005
Irvine, CA

INDEPENDENT AUDITORS' REPORT

Board of Directors FIRST DELTAVISION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Deltavision, Inc. (a development stage company that changed its name to Integrated Healthcare Holdings, Inc. subsequent to the completion of our audit) at June 30, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 (not separately presented in the Company's Form 10-KSB for the year ended December 31, 2004) and for the period from inception on July 31, 1984 through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Deltavision, Inc. for the period from inception on July 31, 1984 to June 30, 1999 were audited by other auditors whose report dated September 28, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception on July 31, 1984 to June 30, 1999 reflect a net loss of $129,168. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of First Deltavision, Inc. [a development stage company] as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 (not separately presented in the Company's Form 10-KSB for the year ended December 31, 2004) and for the period from inception on July 31, 1984 through June 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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


The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $1,840,191 and $28,132 during the years ended December 31, 2004 and 2003, respectively. In addition, the Company had negative working capital of $12,132,495 at December 31, 2004. These factors, among others, raise doubt about the Company's ability to continue as a going concern. Similar conditions including the Company's history of losses since its inception, its financial position where current liabilities exceeded current assets, and the Company's lack of success in establishing profitable operations, caused the former independent auditor that issued a report on the Company's financial statements at June 30, 2003 and for the period from inception through June 30, 2003 to conclude that at June 30, 2003 there was substantial doubt about the ability of the Company to continue as a going concern and to modify its report, dated September 8, 2003, accordingly. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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