Form 10-Q/A
period 2005-03-31
Integrated Healthcare Holdings Inc
filed 2006-04-07
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


 (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to

                         Commission File Number: 0-23511

                                  ------------


                      Integrated Healthcare Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                 87-0412182
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



1301 N. Tustin Ave., Santa Ana, CA                        92705
(Address of principal executive offices)                (Zip Code)




                                 (714) 434-9191
              (Registrant's telephone number, including area code)

             695 Town Center Drive, Suite 260, Costa Mesa, CA 92626

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                             MARCH 31,     DECEMBER 31,
                                                                               2005            2004
                                                                           ----------------------------
Current assets:                                                             (Unaudited)
       Cash and cash equivalents                                           $  6,414,122    $     69,454
       Accounts receivable, net of allowance for doubtful
         accounts of $3,141,406 at March 31, 2005                            16,968,328              --
       Inventories of supplies, at cost                                       5,947,127              --
       Prepaid expenses and other assets                                      3,854,474          18,519
                                                                           ----------------------------
                                                                             33,184,051          87,973

Property and equipment, net                                                  59,321,425          57,423
Investment in hospital asset purchase                                                --      11,142,145
Deferred loan fees, net of accumulated amortization of $62,355                1,870,645              --
Intangible asset, net of accumulated amortization of $70,668 and $57,819         32,122          44,970
                                                                           ----------------------------
       Total assets                                                        $ 94,408,243    $ 11,332,511
                                                                           ============================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Secured line of credit note                                         $ 13,200,000    $         --
       Secured acquisition note                                              50,000,000      11,264,013
       Income taxes payable                                                   1,472,000              --
       Accounts payable                                                       5,145,396         156,142
       Accrued compensation and benefits                                      1,063,677         800,313
       Accrued contract labor costs                                           6,810,000              --
       Other current liabilities                                              1,643,292              --
                                                                           ----------------------------
         Total current liabilities                                           79,334,365      12,220,468

Capital lease obligations, net of current of $204,141                         3,440,858              --
Commitments and contingencies                                                        --              --
Minority interest in variable interest entity                                 4,991,095              --

Stockholders' equity (deficit):
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 124,539,000 and 20,780,000 shares
         issued and outstanding, respectively                                   124,539          20,780
       Common stock warrants; 74,700,000 outstanding                         17,215,000              --
       Additional paid in capital                                            11,785,363       1,189,621
       Accumulated deficit                                                  (22,482,977)     (2,098,358)
                                                                           ----------------------------
         Total stockholders' equity (deficit)                                 6,641,925        (887,957)
                                                                           ----------------------------
Total liabilities and stockholders' equity (deficit)                       $ 94,408,243    $ 11,332,511
                                                                           ============================


            The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2005   MARCH 31, 2004
                                                     --------------   --------------
                                                       (Unaudited)      (Unaudited)
Net operating revenues                                $ 21,747,029    $         --

Operating expenses:
      Salaries and benefits                             12,450,604         296,829
      Supplies                                           3,033,815              --
      Provision for doubtful accounts                    3,141,406              --
      Other operating expenses                           3,900,220         180,124
      Depreciation and amortization                        262,212          15,179
      Common stock warrant expense                      17,215,000              --
                                                      ------------    ------------
                                                        40,003,257         492,132

Operating loss                                         (18,256,228)       (492,132)
      Interest expense                                     665,296              --
                                                      ------------    ------------

Loss including minority interest and
      before provision for income taxes                (18,921,524)       (492,132)

      Provision for income taxes                         1,472,000              --
      Minority interest in variable interest entity         (8,905)             --
                                                      ------------    ------------

Net loss                                              $(20,384,619)   $   (492,132)
                                                      ============    ============
Per Share Data:
      Basic and fully diluted
          Loss per common share                       $      (0.23)   $      (0.03)

      Weighted average shares outstanding               88,493,611      19,582,667

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      Common Stock          Common Stock Warrants      Additional
                               -------------------------   ------------------------     Paid-in     Accumulated
                                  Shares         Amount      Shares       Amount        Capital       Deficit         Total
                               -----------   -----------   ----------   -----------   -----------   ------------  ------------
Balance, December 31, 2003      19,380,000   $    19,380           --   $       --   $   551,021   $   (217,781)  $    352,620

Issuance of debt for the
 acquisition of MMG, Inc.               --            --           --            --            --        (40,386)      (40,386)

Issuance of common stock for
  cash at $0.25 per share          200,000           200           --            --        49,800             --        50,000

Issuance of common stock for
  cash at $0.50 per share        1,200,000         1,200           --            --       588,800             --       590,000

Net loss                                --            --           --            --            --     (1,840,191)   (1,840,191)

                               -----------   -----------   ----------   -----------   -----------   ------------  ------------
Balance, December 31, 2004      20,780,000   $    20,780           --   $        --   $ 1,189,621   $ (2,098,358) $   (887,957)
                               ===========   ===========   ==========   ===========   ===========   ============  ============

Issuance of common stock for
  cash at $0.50 per share        1,159,000         1,159           --            --       598,342             --       599,501

Issuance of common stock for
  cash to OCPIN                102,600,000       102,600           --            --     9,997,400             --    10,100,000

Issuance of common stock
  warrants                              --            --   74,700,000    17,215,000            --             --    17,215,000

Net loss                                --            --           --            --            --    (20,384,619)  (20,384,619)

                               -----------   -----------   ----------   -----------   -----------   ------------  ------------
Balance, March 31, 2005        124,539,000   $   124,539   74,700,000   $17,215,000   $11,785,363   $(22,482,977) $  6,641,925
                               ===========   ===========   ==========   ===========   ===========   ============  ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               Three           Three
                                                                            Months Ended    Months Ended
                                                                           March 31, 2005  March 31, 2004
                                                                           --------------  --------------
Cash flows from operating activities:
Net loss                                                                    $(20,384,619)  $   (492,132)
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization expense                                      291,706         15,179
      Common stock warrant expense                                            17,215,000             --
      Minority interest in variable internet entity                               (8,905)            --
      Increase in prepaid expense and other assets                            (1,484,253)            --
      Increase in  net accounts receivable                                   (16,968,328)        (8,827)
      Increase in income taxes payable                                         1,472,000             --
      Increase in accounts payable                                             4,989,254        209,908
      Increase in accrued compensation and benefits                              385,384             --
      Increase in accrued contract labor costs                                 6,810,000             --
      Increase in other accrued liabilities                                    1,439,151             --
      Decrease in inventories of supplies                                         71,868             --
                                                                            ------------   ------------
        Net cash used in operating activities                                 (6,171,742)      (275,872)
                                                                            ------------   ------------
Cash flows from investing activities:
      Acquisition of hospital assets, net                                    (63,171,676)            --
      Purchase of property and equipment                                              --        (14,877)
      Acquisition of MMG, Inc., net of cash acquired                                  --          8,534
                                                                            ------------   ------------
        Net cash used in investing activities                                (63,171,676)        (6,343)
Cash flows from financing activities:
      Issuance of secured promissory notes, net of costs                      48,067,000        (71,715)
      Proceeds from line of credit                                            13,200,000             --
      Proceeds from issuance of stock                                         10,699,501        200,000
      Proceeds from variable interest entity                                   5,000,000             --
      Repayment of secured notes                                              (1,278,415)            --
                                                                            ------------   ------------
        Net cash provided by financing activities                             75,688,086        128,285
                                                                            ------------   ------------
Net increase (decrease) in cash                                                6,344,668       (153,930)
                                                                            ------------   ------------
Cash and cash equivalents, beginning of period                                    69,454        265,000
                                                                            ------------   ------------
Cash and cash equivalents, end of period                                    $  6,414,122   $    111,070
                                                                            ============   ============

Supplemmental disclosure of noncash transactions:
    Issuance of promissory notes for Acquisition                            $ 53,000,000   $         --
    Consolidation of variable interest entity                               $ 54,758,312   $         --
    Expense of common stock warrants                                        $ 17,215,000   $         --
    Rescinded secured promissory note for the
       return of initial deposit on hospital assets                         $ 10,000,000   $         --
  Interest paid                                                             $  1,629,000   $         --
  Income taxes paid                                                         $         --   $         --


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


      Company Operations - The Company through the Hospitals is primarily engaged in the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $20,384,619 (inclusive of a warrant expense of $17,215,000 incurred in connection with the Acquisition) during the three months ended March 31, 2005 and has negative working capital of $46,150,314 at March 31, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II ("Medical Provider"), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $13.2 million as of March 31, 2005. The default has caused the acquisition loan to be classified as a current liability as of March 31, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.


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

      Net Patient Service Revenue - Net patient service revenue is recognized in the period in which services are performed and is recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans.


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

      Percentages of net patient service revenue, by payer type, for the Hospitals for the three months ended March 31, 2005 were as follows:

                                                       Three months ended
                                                         March 31, 2005

          Medicare                                             22%
          Medicaid                                             14%
          Managed care                                         43%
          Indemnity, self-pay and other                        21%

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the hospitals' cost reports, are estimated based on relationships of costs to charges subject to regulatory adjustments. For the three months ended March 31, 2005 retrospective revenues were approximately $600,000. Cost report settlements for retrospectively cost-based revenues under these programs will be subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups (DRG) prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United State Department of Health and Human Services (CMS). The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported.

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

      The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net patient service revenue or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The amount of gross charges foregone under the charity policy, including indigent care accounts, for the three months ended March 31, 2005 were approximately $3,639,000.

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


      Provision for Doubtful Accounts - The Hospitals provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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


      Medical Claims Incurred but not Reported - The Company is contracted with CalOptima, which is a county sponsored entity that operates similar to a HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee and the number of enrolled members to the Company's specific hospitals. The Company recognizes these capitation fees as revenues on a monthly basis for providing comprehensive health care services for the period. The Company does not have contractual obligations with HMO's.

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

      Per guidance under SFAS NO. 5, the Company accures for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. During the three months ended March 31, 2005, the Company recorded net revenues from CalOptima of approximately $300,000, net of IBNR reserves of $238,000. The Company's direct cost of providing services to patient members in IHHI facilities is recorded as an operating expense.


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


      Segment Reporting - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the three months ended March 31, 2005.


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 2 - ACQUISITION


      The  purchase  price,  after  all  purchase  price  adjustments,   of  the
Acquisition amounted to $66,246,821. The fair value of the tangible assets acquired and liabilities assumed consisted of the following:

         Property and equipment                             $ 59,493,353
         Inventories of supplies                               6,018,995
         Prepaid expenses and other current assets             2,460,874
         Deferred loan fees                                    1,933,000
         Capital lease obligations                            (3,659,401)
                                                            ------------
                                                            $ 66,246,821
                                                            ============


      The Company financed the asset purchase by obtaining a $50 million acquisition debt, drawing $3 million on a working capital line of credit, the sale of the Company's common stock for $10,100,000, and $5 million in proceeds from the sale of the real property of the acquired Hospitals.


      The following unaudited supplemental pro forma information represents the Company's consolidated results of operations as if the Acquisition had occurred on January 1, 2004 and after giving effect to certain adjustments including interest expense, depreciation expense, and related tax effects. In addition, the following unaudited pro forma information includes the nonrecurring items related to the issuance of 74,700,000 common stock warrants (Note 5), which resulted in an expense of $17,250,000 that the Company recorded during the three months ended March 31, 2005 and restructuring charges of $3,147,000 incurred by Tenet during the three months ended March 31, 2005. Such pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2004 or future operating results.

                                                    Pro Forma (Unaudited)
                                             ----------------------------------
                                                     Three Months Ended
                                             ----------------------------------
                                             March 31, 2005       March 31, 2004
                                             ----------------------------------

Net operating revenues                       $   77,013,320      $   86,745,985

Net loss                                     $  (31,313,000)     $  (23,717,000)

Loss per common share
  (basic and fully diluted)                  $        (0.25)     $        (0.19)

Weighted average shares outstanding             124,539,000         124,539,000


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

NOTE 5 - COMMON STOCK WARRANTS


      The  Company  entered  into a  Rescission,  Restructuring  and  Assignment
Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the "Restructuring Agreement"). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a Real Estate Purchase Option agreement originally dated September 28, 2004 to purchase 100% of substantially all of the real property in the Acquisition for $5 million (the "Real Estate Option"), all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the Company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's Common Stock (but not to exceed 24.9% of the Company's Fully-Diluted capital stock) (the "Warrants") to Dr. Chaudhuri and Mr. Thomas. In addition, the Company amended the Real Estate Option to provide that Dr. Chaudhuri's option shall be to purchase 49% of substantially all of the real property in the Acquisition for $2,450,000. Concurrent with the close of the Acquisition, IHHI repaid the non-convertible secured promissory notes of $1,264,014 to Dr. Chaudhuri and Mr. Thomas.


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005



      Based upon a valuation obtained by the Company from an independent valuation firm, the Company recognized an expense of $17,215,000 related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the Warrants at the date of grant and the estimated maximum number of shares exercisable of 43,254,715.


      The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

        Risk-free interest rate                    3.2%
        Expected volatility                       33.6%
        Dividend yield                              --
        Expected life (years)                        2
        Fair value of Warrants (fully diluted)  $0.398

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

      Former Secured Convertible Promissory Note - The Company also entered into a Secured Convertible Note Purchase Agreement, dated September 29, 2004 and amended November 16, 2004, with Dr. Chaudhuri. The original face amount of the Secured Convertible Note was $500,000 and Dr. Chaudhuri was to assist the Company with the payment of necessary transactional costs incurred in connection with the Acquisition, including fees necessary to secure financing in connection with the Acquisition, which transaction costs and fees could not otherwise be paid by the Company. In connection with the Restructuring Agreement noted above, the Company entered into the following new promissory notes dated January 31, 2005, which replaced the Secured Convertible Promissory Note dated September 29, 2004 and amended November 16, 2004:

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

NOTE 7 - VARIABLE INTEREST ENTITY

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


      o The Company's rent expense to the extent of debt servicing on the underlying debt has been eliminated against PCHI's rental income. Amounts payable by the Company to PCHI as rent expense that are in excess of debt servicing on the underlying debt are accounted for as an element of minority interest in variable interest entity expense in the accompanying consolidated statement of operations. Additionally, amounts assigned to buildings under lease from PCHI are being depreciated and amortized over the 25 year initial term of the lease.


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


      Tenet Hospital Acquisition - The Acquisition was an asset purchase transaction and the Company will not benefit from the net operating losses of the acquired Hospitals. In connection with the Company's completion of the Tenet Hospital Acquisition in March 2005, the Company sold all of the real estate of the acquired hospitals to its majority shareholders. For income tax purposes, the sale of the real estate of the acquired hospitals could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% on any deemed dividend or interest income. The Company's sale of its 100% membership interest in PCHI to West Coast Holdings LLC and Ganesha Realty LLC in consideration of $5 million plus the assumption of the $50 million Acquisition Loan on the real property debt is a taxable event to the Company.


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

NOTE 10 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods presented:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005              2004
                                                    ----------------------------
        Loss from continuing operations available
         to common shareholders (numerator)         $(20,384,619)  $   (492,132)

        Weighted average number of common
         shares used in loss per share during
         the period (denominator)                     88,493,611     19,582,667

      The Company's weighted average common stock equivalents related to the Warrants (Note 5) were 30,539,541 for the three months ended March 31, 2005. These common stock equivalents have been excluded from the Company's weighted average number of common shares outstanding due to their anti-dilutive effect for the three months ended March 31, 2005.

      If the First Amendment to the Stock Purchase Agreement and the Escrow Agreement were entered into as of the date of the original Stock Purchase Agreement dated January 28, 2005, the Company's future loss per share would be greater than reported and the Company's loss per share would have been $(0.42) for the three months ended March 31, 2005.


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


        Year ending March 31:

        2005                                    $   686,292
        2006                                        686,292
        2007                                        686,292
        2008                                        686,292
        2009                                        686,292
     Thereafter                                   2,730,766
                                                -----------
                Total minimum lease payments    $ 6,162,226

        Less amount representing interest         2,517,227
                                                -----------

                Present value of net minimum
                 lease payments                   3,644,999

        Less current portion                        204,141
                                                -----------

                Long-term portion               $ 3,440,858
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

      Agreement for Compensation - In connection with the close of the Hospital Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement) with PCHI, a related party (see Note 7). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the tenants of the Condo Units having a first right of refusal to purchase such real property. The Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the tenant's right of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

      Pursuant to the Compensation Agreement, the Company shall acquire title to the Condo Units upon expiration of the tenant's right of first refusal and then transfer such title to the Condo Units to PCHI. If some of the Condo Units are acquired by the tenants, the Company shall provided compensation to PCHI and the Company shall pay down its Acquisition Note (see Note 6) by $5 million or such pro rata portion. In the event of the Company's failure to obtain title to the Condo Units, the Company shall pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI, but not less than the product of $2,500,000 multiplied by a fraction, the numerator of which shall be the number of Condo Units not acquired the Company and transferred to PCHI, and the denominator equal to the total Condo Units of twenty-two. The tenants are currently in ligitation with Tenet related to the purchase price of the Condo Units offered by Tenet to the tenants.

      As the financial  statements  of the related party entity,  PCHI (see Note
7), are included in the Company's accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company's gain on sale of assets to PCHI (see Note 7.) Although the gain on sale of assets is eliminated upon the consolidation of the financial statements of PCHI, the Company's income tax provision related to such gain would be reduced.

      Claims and Lawsuits - The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to our business. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require payment of substantial damages or amounts in judgements or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from management and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. Reserves for claims and lawsuits are recorded when they are probable and reasonably estimable.

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

On December 14, 2005, the Company and its subsidiaries collectively entered into Amendment No. 1 to Credit Agreement dated as of December 12, 2005 (the "Amendment"), that amends that certain credit agreement dated as of March 3, 2005 (the "March Credit Agreement"), with PCHI, OC-PIN, Ganesha Realty, LLC, West Coast Holdings, LLC (the "Credit Parties") and Medical Provider Financial Corporation II (the "Lender"). The Amendment (i) declares cured those certain events of default set forth in the notices of default received on or about May 9, 2005, from the Lender, (ii) requires the Company to pay $5,000,000 to the Lender for mandatory prepayment required under the March Credit Agreement, (iii) requires the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the new Note evidenced by the Credit Agreement (as defined below) and (iv) includes certain indemnities and releases in favor of the Lender.

On December 14, 2005, the Company also entered into a credit agreement (the "Credit Agreement"), dated as of December 12, 2005, with the Credit Parties and the Lender. Under the Credit Agreement, the Lender loaned a total of $10,700,000 to the Company as evidenced by that certain promissory note in favor of the Lender (the "New Note") with a total principal balance of $10,700,000. The Company will use the proceeds to operate the Hospital facilities. Interest is payable monthly at the rate of 12% per annum and the New Note is due on December 12, 2006. The Company may not prepay the New Note in whole or in part.

The New Note is secured by substantially all of the Company's assets and the Company issued a common stock warrant to the Lender. The warrant provides the Lender to purchase that number of shares of the Company's common stock equal in value to the amount of the New Note not repaid at maturity, plus accrued interest and lender fees. The warrant is exercisable only if any event of default has occurred and is continuing on the New Note. The Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the Credit Agreement by the Lender or the Company's payment in full of all obligations under the Credit Agreement. The warrant is exercisable for an aggregate payment of $1.00, regardless of the amount of shares acquired. The Company is obligated to register the shares of common stock issuable upon exercise of the warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the New Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the warrant, then the Company must offer to the holder of the warrant the opportunity to include the number of shares of common stock as the holder may request.

PCHI and OC-PIN have each agreed to guaranty payment of the New Note. In addition, West Coast Holdings, LLC and Ganesha Realty, LLC have each agreed to pledge their membership interests in PCHI as security for payment of the New Note.

On or about October 31, 2005, the Company and OC-PIN entered into the Second Amendment to Stock Purchase Agreement (see Note 4).

      Contingency - The Company is a defendant in a claim brought by Andrew Weiss, a former consultant to the Company, filed with Judicial Arbitration and Mediation Service in Orange County, California, alleging breach of contract, wrongful discharge, failure to pay wages, fraud, and other related claims relating to his services to the Company in 2004 and 2005. Mr. Weiss alleges that he was an employee of the Company and was covered by a purported written employment agreement dated March 3, 2005. Mr. Weiss is seeking unspecified damages, including lost earnings and benefits, loss of future earnings, penalties, punitive damages and attorneys fees and costs. The Company intends to defend itself vigorously against these claims. Although the Company does not believe it is probable that it will lose this case, it is possible that resolution of this case could result in a loss. Management is not able to estimate the amount of such loss as of September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


Provision For Doubtful Accounts

Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Our allowance is based on the aging of certain of our accounts receivables by hospital, our historical collection experience by hospital and for each type of payer and other relevant factors.

The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients, which collectively represent the largest component of bad debts. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. We attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

Generally, uncollected balances are assigned to a collection agency between 90 to 120 days past due, once patient responsibility has been identified. When accounts are assigned for collections by the Hospitals, the accounts are completely written off through provision for doubtful accounts. Any recoveries from collection agencies thereafter are credited to the provision as received. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would increase our losses. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Common Stock Warrants

      As indicated in the notes to the financial statements, the Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, the Company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's Common Stock. The warrants were limited not to exceed 24.9% of the Company's Fully-Diluted capital stock.

      The Company recognized an expense of $17.2 million related to the issuance of the Warrants during the three months ended March 31, 2005. The Company computed the expense of the Warrants based on the fair value of the Warrants at the date of grant and the estimated maximum number of shares exercisable of 43,254,715 shares.

The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                      Integrated Healthcare Holdings, Inc.

            Risk-free interest rate                    3.2%
            Expected volatility                       33.6%
            Dividend yield                              --
            Expected life (years)                        2
            Fair value of Warrants (fully diluted)  $0.398

      Due to fact that the Company emerged from the development stage during the three months ended March 31, 2005, the Company computed the volatility of its stock based on an average of the following comparable public companies that own hospitals:

         Amsurg Inc (AMSG)
         Community Health Systems (CYH)
         Healhcare Company (HCA)
         Health Management Associates Inc. (HMA)
         Lifepoint (LPNT)
         Tenet Healthcare Corp. (THC)
         Triad Hospitals Corp. (TRI)
         Universal (UHS)

Although management believes this is most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

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

                                                               THREE MONTHS ENDED
                                                        --------------------------------
                                                        MARCH 31, 2005    MARCH 31, 2004
                                                        --------------    --------------
                                                          (Unaudited)       (Unaudited)

Net operating revenues                                   $ 21,747,029     $         --

Operating expenses:
        Salaries and benefits                              12,450,604          296,829
        Supplies                                            3,033,815               --
        Provision for doubtful accounts                     3,141,406               --
        Other operating expenses                            3,900,220          180,124
        Depreciation and amortization                         262,212           15,179
        Common stock warrant expense                       17,215,000               --
                                                         ------------     ------------
                                                           40,003,257          492,132

Operating loss:                                           (18,256,228)        (492,132)
        Interest expense                                      665,296               --
                                                         ------------     ------------

Loss including minority interest and
        before provision for income taxes                 (18,921,524)        (492,132)

        Provision for income taxes                          1,472,000
        Minority interest in variable interest entity          (8,905)              --
                                                         -----------------------------

Net loss                                                 $(20,384,619)    $   (492,132)
                                                         ============     ============

Per Share Data:
        Basic and fully diluted
               Loss per common share                     $      (0.23)    $      (0.03)

        Weighted average shares outstanding                88,493,611       19,582,667



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


      For the three months ended March 31, 2005, we recognized an expense of $17.2 million relating to the issuance of 74,700,000 common stock warrants to Chaudhuri and Thomas. We computed the expense of the Warrants based on their fair value at the date of grant and the estimated maximum number of shares exercisable as of the grant date of 43,254,715 shares.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash used by operating activities was $6.2 million in the three months ended March 31, 2005. Net accounts receivable increased to $17.0 million from 24 days of hospital operation. Prepaid expenses and other assets increased to $1.5 million. Accounts payable increased to $5.0 million and payroll related accruals, including contract labor, increased to $7.2 million. Income taxes payable of $1.5 million were accrued.

      Cash used in investing activities was $63.2 million in the three months ended March 31, 2005 to acquire the hospitals from Tenet.

      Cash provided by financing activities was $75.7 million in the three months ended March 31, 2005.

      At March 31, 2005, our indebtedness consisted of a $50 million, 2-year term loan for the purchase of hospitals and a $13.2 million drawn-down from a $30 million line of credit (also 2-year term), both of which bear interest at 14%. Payments are interest only for the 2-year term. We received $5 million in net proceeds from PCHI, a related party entity, in connection with the sale of the real property of The Hospitals. In addition, in March 2005, our subsidiary hospitals entered into a 2-year Accounts Purchase Agreement to sell Accounts Receivable to a lending institution as they become billable to third parties. We will continue to provide billing and collection services and the proceeds collected thereby are applied to reduce amounts advanced under this agreement. As of March 31, 2005 there were no advances made to purchase Accounts Receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.


      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. During previous quarters we conducted evaluations of the effectiveness of our disclosure controls and procedures as of March 31, June 30 and September 30, 2005 and found them to be effective as of such dates. However, we have subsequently conducted a re-evaluation of the effectiveness of our disclosure controls and procedures as of March 31, June 30 and September 30, 2005, and identified certain material weaknesses, discussed further below.

      With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

      Based on these evaluations and re-evaluations, management determined that the Company's system of disclosure controls and procedures was not effective as of March 31, June 30, September 30 and December 31, 2005, and the Company's systems of internal control over financial reporting was not effective as of December 31, 2005, due to the presence of certain material weaknesses. These weaknesses contributed to the need for restatements of our financial statements for the quarterly periods ending March 31, June 30 and September 30, 2005 as follows.

      1. As described in the notes to the accompanying restated financial statements, the Company revised its calculation of Warrant expense incurred during the three months ended March 31, 2005 after review of its accounting treatment following receipt of comments from the Staff of the Securities and Exchange Commission. The total adjustment required to increase the Warrant expense to its proper balance was $780,827 pre-tax for such period. This adjustment was necessary because the Company recognized the Warrant expense as a nonrecurring settlement charge during the three months ended March 31, 2005 using a probability analysis to estimate the maximum number of warrants exercisable at the date of issuance of 43,254,715 shares.

      2. As described in the notes to the accompanying restated financial statements, the Company revised its provision for income taxes due to an error in the calculation of the taxable gain on the sale of real property to PCHI (see Note 7 Variable Interest Entity). The total adjustment required to reduce the provision for income taxes was $528,000 for the three months ended March 31, 2005, $496,000 for the three months ended June 30, 2005, $799,000 for the three months ended September 30, 2005 and $1,823,000 for the nine months ended September 30, 2005.

      Management has identified, as a material weakness contributing to these restatements, that the Company's research and analysis of complex accounting issues was inadequate. Although the type of complex transactions giving rise to the restatements are expected to occur very infrequently, management believes that its process of analyzing and accounting for complex financial transactions requires improvement. In addition to inadequate expertise, due to business exigencies there was a lack of complete accounting analysis of these transactions until after they were completed, which contributed to an incomplete accounting analysis. Under the direction of the Audit Committee, management intends in the future to engage experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions, and to do so prior to or concurrently with the Company's commitment to these transactions.

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

ITEM 6. EXHIBITS.

Exhibit
Number      Description
------      -----------

2.1 First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from
            Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).*

2.2 Second Amendment to Asset Sale Agreement, effective as of January 1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from
            Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

2.3 Third Amendment to Asset Sale Agreement, effective as of March 8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from
            Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

2.4 Letter Agreement, dated January 28, 2005, by and between the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).*

10.1 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).*

10.2 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC
            (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).*

10.3 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.4 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.5 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.6 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.7 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.8 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.9 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from
            Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).*

10.10 Employment Agreement with Bruce Mogel, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*

10.11 Employment Agreement with Larry B. Anderson, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*

10.12 Employment Agreement with James T. Ligon, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*

10.13 Employment Agreement with Milan Mehta, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*

10.14 Employment Agreement with Hari S. Lal, dated February 25, 2004 (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*

10.15 Employment Agreement with Daniel J. Brothman, dated December 31, 2004 (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*

10.16       Employment   Agreement  with  Steve  Blake,  dated  March  21,  2005
            (incorporated herein by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).*


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


*     Previously filed.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTEGRATED HEALTHCARE HOLDINGS, INC.



Dated: April 6, 2006                    By: /s/ Steven R. Blake
                                        ----------------------------------------
                                        Steven R. Blake
                                        Chief Financial Officer
                                        (Principal Financial Officer)