Form 10-Q/A
period 2005-06-30
Integrated Healthcare Holdings Inc
filed 2006-04-07
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                               AMENDMENT NO.1 TO
                                    FORM 10-Q


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

                                Explanatory Note

      On  March  28,  2006,  the  Company's  Audit   Committee,   acting  on  a
recommendation from the Company's management and following accounting questions reviewed with the Securities and Exchange Commission determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, should be restated to revise the accounting and related disclosures for the expense of warrants issued on January 27, 2005. In addition, the Company's Audit Committee, acting on recommendation from the Company's management has concluded that the quarterly provision for income taxes for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated to correct an error in the calculation of the taxable gain on the sale of assets to PCHI. The restatements impact each of the three months and the respective year to date periods ended March 31, 2005, June 30, 2005, and September 30, 2005 presented herein and is further discussed in Note 12 to the unaudited condensed consolidated financial statements included herein.

      This amendment to the Company's Quarterly Report on Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and
Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 as described in Note 12 to the unaudited condensed consolidated financial statements and (ii) to make revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. This amended Quarterly Report on Form 10-Q/A is as of the date the Quarterly Report on Form 10-Q was originally filed except for material subsequent events more fully described in Note 13 to the unaudited condensed consolidated financial statements and supplemental information provided to enhance managements discussion of critical accounting estimates.

                      Integrated Healthcare Holdings, Inc.
                                    Form 10-Q

                                Table of Contents

---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Page Number
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004              2

              Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June      3
              30, 2005 and June 30, 2004

              Unaudited Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2005 and            4
              December 31, 2004

              Unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June      5
              30, 2005 and June 30, 2004

              Condensed Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                24

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                           31

Item 4.       Controls and Procedures                                                                              31

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    31

Item 3.       Defaults Upon Senior Securities                                                                      32

Item 6.       Exhibits                                                                                             32

SIGNATURES                                                                                                         33
---------------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 Unaudited Condensed Consolidated Balance Sheet



                                     ASSETS

                                                                    June 30,      December 31,
                                                                      2005            2004
                                                                  ------------------------------
                                                                  (Unaudited)
                                                                   (Restated)
Current assets:
       Cash and cash equivalents                                  $   7,396,828    $      69,454
       Accounts receivable, net of allowance for doubtful
         accounts of $14,445,000 at June 30, 2005                    40,441,658               --
       Inventories of supplies, at cost                               5,856,321               --
       Prepaid expenses and other assets                              6,866,733           63,489
                                                                  ------------------------------
                                                                     60,561,540          132,943

Property and equipment, net                                          58,689,233           57,423
Investment in hospital asset purchase                                        --       11,142,145
Deferred loan fees, net of accumulated amortization of $268,238       1,625,790               --

                                                                  ------------------------------
       Total assets                                               $ 120,876,563    $  11,332,511
                                                                  ==============================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Notes payable                                              $  84,604,113    $  11,264,013
       Accounts payable                                              11,631,374          156,142
       Accrued compensation and benefits                             12,999,220          800,313
       Income taxes payable                                             810,000               --
       Other current liabilities                                      6,654,573               --
                                                                  ------------------------------
         Total current liabilities                                  116,699,280       12,220,468

Capital lease obligations, net of current of $204,141                 3,384,256               --
Commitments and contingencies                                                --               --
Minority interest in variable interest entity                         4,795,578               --

Stockholders' deficiency:
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 124,559,000 and 20,780,000 shares
         issued and outstanding, respectively                           124,559           20,780
       Common stock warrants; 74,700,000 outstanding                 17,215,000               --
       Additional paid in capital                                    12,040,487        1,189,621
       Accumulated deficit                                          (33,382,597)      (2,098,358)
                                                                  ------------------------------
         Total stockholders' deficiency                              (4,002,551)        (887,957)
                                                                  ------------------------------
Total liabilities and stockholders' deficiency                    $ 120,876,563    $  11,332,511
                                                                  ==============================


    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
            Unaudited Condensed Consolidated Statement of Operations



                                                            Three Months Ended                Six Months Ended
                                                      ------------------------------    ------------------------------
                                                      June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                      -------------    -------------    -------------    -------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                        (Restated)                        (Restated)
Net operating revenues                                $  83,190,537    $          --    $ 104,937,566    $          --

Operating expenses:
      Salaries and benefits                              48,439,345          306,317       60,889,949          603,146
      Supplies                                           11,521,967               --       14,555,782               --
      Provision for doubtful accounts                    11,331,354               --       14,472,760               --
      Other operating expenses                           17,283,135          108,763       21,183,354          288,887
      Depreciation and amortization                         902,845           15,528        1,165,057           30,707
      Common stock warrant expense                               --               --       17,215,000               --
                                                      -------------    -------------    -------------    -------------
                                                         89,478,646          430,608      129,481,902          922,740

Operating loss                                           (6,288,109)        (430,608)     (24,544,336)        (922,740)
      Interest expense                                    4,069,029               --        4,734,325               --
                                                      -------------    -------------    -------------    -------------

Loss including minority interest and
      before provision for income taxes                 (10,357,138)        (430,608)     (29,278,661)        (922,740)

      Provision for income taxes                          1,266,000               --        2,210,000               --
      Minority interest in variable interest entity        (195,517)              --         (204,422)              --
                                                      -------------    -------------    -------------    -------------

Net loss                                              $ (11,427,621)   $    (430,608)   $ (31,284,239)   $    (922,740)
                                                      =============    =============    =============    =============

Per Share Data:
      Basic and fully diluted
          Loss per common share                              ($0.09)          ($0.02)          ($0.29)          ($0.05)

      Weighted average shares outstanding               124,539,000       19,590,000      106,518,528       19,510,778


    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
     Unaudited Condensed Consolidated Statement of Shareholders' Deficiency



                              Common Stock          Common Stock Warrants    Additional
                       -------------------------   -----------------------    Paid-in     Accumulated
                          Shares       Amount        Shares      Amount       Capital       Deficit         Total
                       -----------  ------------   ----------  -----------  -----------   ------------   ------------
                                                                (Restated)                 (Restated)     (Restated)
Balance, December 31,
  2003                  19,380,000  $     19,380           --  $        --  $   551,021   $   (217,781)  $    352,620

Issuance of debt for
 the acquisition of
 MMG, Inc.                      --            --           --           --           --        (40,386)       (40,386)

Issuance of common
 stock for cash at
 $0.25 per share           200,000           200           --           --       49,800             --         50,000

Issuance of common
 stock for cash at
 $0.50 per share         1,200,000         1,200           --           --      588,800             --        590,000

Net loss                        --            --           --           --           --     (1,840,191)    (1,840,191)

                       -----------  ------------   ----------  -----------  -----------   ------------   ------------
Balance, December 31,
 2004                   20,780,000  $     20,780           --  $        --  $ 1,189,621   $ (2,098,358)  $   (887,957)
                       ===========  ============   ==========  ===========  ===========   ============   ============

Issuance of common
 stock for cash at
 $0.50 per share         1,179,000         1,179           --           --      598,322             --        599,501

Issuance of common
 stock for cash to
 OCPIN                 102,600,000       102,600           --           --    9,997,400             --     10,100,000

Issuance of common
 stock options                  --            --           --           --      255,144             --        255,144

Issuance of common
 stock warrants                 --            --   74,700,000   17,215,000           --             --     17,215,000

Net loss                        --            --           --           --           --    (31,284,239)   (31,284,239)

                       -----------  ------------   ----------  -----------  -----------   ------------   ------------
Balance, June 30, 2005 124,559,000  $    124,559   74,700,000  $17,215,000  $12,040,487   $(33,382,597)  $ (4,002,551)
                       ===========  ============   ==========  ===========  ===========   ============   ============


    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
            Unaudited Condensed Consolidated Statement of Cash Flows



                                                                       Six Months Ended    Six Months Ended
                                                                         June 30, 2005      Junes 30, 2004
                                                                         ------------       ------------
                                                                         (Unaudited)        (Unaudited)
                                                                          (Restated)
Cash flows from operating activities:
Net loss                                                                 $(31,284,239)      $   (922,740)
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization expense                                 1,194,450             30,707
      Common stock warrant and option expense                              17,470,144                 --
      Minority interest in variable interest entity                          (204,422)                --
      Increase in prepaid expense and other assets                         (4,490,087)                --
      Increase in  net accounts receivable                                (40,441,658)                --
      Increase (decrease) in accounts payable                              11,475,232             (5,601)
      Increase in accrued compensation and benefits                        12,320,927            438,080
      Increase in income taxes payable                                        810,000                 --
      Increase in other accrued liabilities                                 6,450,432                 --
      Decrease in inventories of supplies                                     162,674                 --
                                                                         ------------       ------------
        Net cash used in operating activities                             (26,536,547)          (459,554)
                                                                         ------------       ------------
Cash flows from investing activities:
      Acquisition of hospital assets, net of lease obligations            (63,171,676)                --
      Purchase of property and equipment                                           --            (19,260)
      Acquisition of MMG, Inc., net of cash acquired                               --              8,534
                                                                         ------------       ------------
        Net cash used in investing activities                             (63,171,676)           (10,726)
Cash flows from financing activities:
      Issuance of secured promissory notes, net of costs                   48,067,000                 --
      Proceeds from lines of credit                                        34,604,113                 --
      Proceeds from issuance of stock                                      10,699,501            250,000
      Proceeds from the sale of partnership interests in variable
       interest entity used for the Acqusition                              5,000,000                 --
      Repayment of secured notes                                           (1,335,017)          (100,000)
      Advances from shareholders                                                   --             73,285
                                                                         ------------       ------------
        Net cash provided by financing activities                          97,035,597            223,285
                                                                         ------------       ------------
Net increase (decrease) in cash                                             7,327,374           (246,995)
                                                                         ------------       ------------
Cash and cash equivalents, beginning of period                                 69,454            265,000
                                                                         ------------       ------------
Cash and cash equivalents, end of period                                 $  7,396,828       $     18,005
                                                                         ============       ============

Supplemmental disclosure of noncash transactions:
    Issuance of promissory notes for Acquisition                         $ 53,000,000       $     60,000
    Consolidation of variable interest entity                            $ 54,758,312       $         --
    Expense of common stock warrants and options                         $ 17,470,144       $         --
    Rescinded secured promissory note for the
       return of initial deposit on hospital assets                      $ 10,000,000       $         --
  Interest paid                                                          $  2,511,411       $         --
  Income taxes paid                                                      $  1,400,000       $         --

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


      Company Operations - The Company, through the Hospitals, operates in a single industry segment, the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $11,427,621 and $31,284,239 (inclusive of a warrant issuance expense of $17,215,000 incurred in connection with the Acquisition during the three months and six months ended June 30, 2005, respectively and has negative working capital of $(56,137,740) at June 30, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II ("Medical Provider"), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $13.2 million as of June 30, 2005. The default has caused the acquisition loan to be classified as a current liability as of June 30, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.


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

      Percentages of net patient service revenue, by payer type, for the Hospitals for the six months ended June 30, 2005 were as follows:

                                                         Six months ended
                                                          June 30, 2005
          Medicare                                             22%
          Medicaid                                             16%
          Managed care                                         42%
          Indemnity, self-pay and other                        20%

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the hospitals' cost reports, are estimated based on relationships of costs to charges subject to regulatory adjustments. For the six months ended June 30, 2005 retrospective revenues were $3.0 million. Cost report settlements for retrospectively cost-based revenues under these programs will be subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts.

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

      Per guidance under SFAS NO. 5, the Company accures for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. During the six months ended June 30, 2005, the Company recorded net revenues from CalOptima of approximately $1.5 million, net of IBNR reserves of $2.1 million. The Company's direct cost of providing services to patient members in IHHI facilities is recorded as an operating expense.

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

      Segment Reporting - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the six months ended June 30, 2005.

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


                                                                    Pro Forma (Unaudited)
                                        --------------------------------------------------------------------------
                                                 Three Months Ended                      Six Months Ended
                                        --------------------------------------------------------------------------
                                         June 30, 2005       June 30, 2004       June 30, 2005       June 30, 2004
                                        --------------------------------------------------------------------------
Net operating revenues                  $   83,190,537      $   78,581,594      $  160,203,857      $  165,327,579

Net loss                                $  (11,427,621)     $   (9,136,708)     $  (42,212,849)     $  (32,853,926)

Loss per common share
  (basic and fully diluted)             $        (0.09)     $        (0.08)     $        (0.34)     $        (0.27)

Weighted average shares outstanding        124,539,000         122,190,000         124,308,528         122,110,778
                                        ==============      ==============      ==============      ==============

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

      Under the Stock Purchase Agreement, no later than six calendar days before the closing of Acquisition, OC-PIN was to deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company was to issue an additional 5.4 million shares of its common stock to OC-PIN. The Company extended OC-PIN's additional financing commitment to June 16, 2005, when the Company entered into the following new agreements:

      o First Amendment to the Stock Purchase Agreement, dated as of June 1, 2005 (the "First Amendment"); and

      o Escrow Agreement, dated as of June 1, 2005, by and among IHHI, OC-PIN and City National Bank (the "Escrow Amendment").

The following material terms, which were contained in the First Amendment and the Escrow Agreement, are currently in process:

      o OC-PIN's total stock purchase commitment under the Stock Purchase Agreement was reduced from $30 million to $25 million.

      o A total of 57,250,000 shares of Company common stock previously issued to OC-PIN were placed in an escrow account with City National Bank in July 2005. OC-PIN will have until September 1, 2005 to make aggregate payments of up to approximately $15,000,000 in monthly installments into the escrow account. Such portion of the escrowed shares which are fully paid will be returned to OC-PIN and the balance will be transferred back to the Company. If there is a shortfall, the Company will use its reasonable best efforts to sell equity to new investors to cover the shortfall. See the financial impact of the shares placed into escrow at Note 10 - loss per share;

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

      Based upon a valuation obtained by the Company from an independent valuation firm, the Company has recognized an expense of $17,215,000 related to the issuance of the common stock warrants. The Company computed the expense of the warrants based on the fair value of the warrants at the date of grant and the estimated maximum number of shares exercisable of 43,254,715.

      The fair value of the Warrants was determined based on the Black-Scholes option pricing model with the following assumptions:


            Risk-free interest rate                     3.2%
            Expected volatility                        33.6%
            Dividend yield                               --
            Expected life (years)                       3.5
            Fair value of Warrants (fully diluted)   $0.398

      Due to the Company emerging from the development stage during the six months ended June 30, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals. Based on the market for the Company's stock not being reasonably efficient, the market not expecting the significant warrant grant, and the Company not commensurately benefiting from an exercise of the warrant, the Company determined that the dilutive effect of the warrant should be reflected in estimating its fair value. The Company calculated the dilutive effect by dividing the non-dilutive fair value by 1.249, based on the maximum number of shares to be issued under the warrant of 24.9% of total outstanding shares.


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

      o The Company's rent expense has been eliminated against PCHI's rental income. Additionally, amounts assigned to buildings are being depreciated and amortized over the 25 year initial term of the lease with PCHI.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         Condensed Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

      The provision for income taxes consisted of the following for the six months ended June 30,:


                                            2005           2004
                                         ----------     ----------
      Current income tax expense:

              U.S. Federal and State     $2,210,000     $       --

      Deferred income taxes:

              U.S. Federal and State             --             --
                                         ----------     ----------

              Total                      $2,210,000     $       --
                                         ==========     ==========


      A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below for the six months ended June 30, 2005:


Estimated tax benefit at federal and state statutory
   rates on an annualized basis                             $(8,434,000)
Common stock warrant expense                                  3,774,000
Gain on sale of real estate                                   1,292,000
Change in valuation allowance                                 6,363,000
State credits                                                  (817,000)
Other                                                            32,000
                                                            -----------
                                                            $ 2,210,000
                                                            ===========


      Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:


                                                June 30, 2005   June 30, 2004
                                                ------------    ------------

      Current deferred tax assets:

              Allowance for doubtful accounts   $  5,911,500    $         --
              Accrued vacation                     2,429,490              --
              Other accruals                       1,886,369              --
              Net operating losses                   576,984         444,000
                                                ------------    ------------
              Deferred tax assets                 10,804,343         444,000

      Valuation allowance                        (10,804,343)       (444,000)
                                                ------------    ------------

              Net deferred tax assets           $         --    $         --
                                                ============    ============

      A valuation allowance of $10.8 million was recorded as of June 30, 2005 based on an assessment of the realization of our deferred tax assets as described below. We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, Company management determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors taken into consideration include:

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

      Through the second quarter of 2005, we concluded that it was more likely than not that the deferred tax assets were not realizable. Therefore, we determined that it was appropriate to record a valuation allowance after considering and weighing all evidence in the second quarter of 2005.

      Tenet Hospital Acquisition - The Acquisition was an asset purchase transaction and the Company will not benefit from the net operating losses of the acquired Hospitals. In connection with the Company's completion of the Tenet Hospital Acquisition in March 2005, the Company sold all of the real estate of the acquired hospitals to its majority shareholders. For income tax purposes, the sale of the real estate of the acquired hospitals could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% on any deemed dividend or interest income. The Company's sale of its 100% membership interest in PCHI on March 8, 2005, to West Coast Holdings LLC and Ganesha Realty LLC in consideration of $5 million plus the assumption of the $50 million Acquisition Loan on the real property debt is a taxable event to the Company.

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

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                           -----------------------------   -----------------------------
                                               2005            2004            2005            2004
                                           -------------   -------------   -------------   -------------
Loss from continuing operations available
 to common shareholders (numerator)        $ (11,427,621)  $    (430,608)  $ (31,284,239)  $    (922,740)

Weighted average number of common
 shares used in loss per share during
 the period (denominator)                    124,539,000      19,590,000     106,518,528      19,510,778


The Company's weighted average common stock equivalents related to the Warrants (Note 6) were 41,291,892 for the six months ended June 30, 2005. These common stock equivalents have been excluded from the Company's weighted average number of common shares outstanding due to their anti-dilutive effect for the three months ended June 30, 2005.


      If the First Amendment to the Stock Purchase Agreement and the Escrow Agreement were entered into as of the date of the original Stock Purchase Agreement dated January 28, 2005, the Company's future loss per share would be greater than reported and the Company's loss per share would have been $(0.17) and $(0.54) for the three and six months ended June 30, 2005, respectively.

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

                               Unrelated Third    Related
      Year Ended December 31,     Parties       Party (PCHI)         Total
      -----------------------  ----------------------------------------------
         2005                  $  2,038,365     $ 10,642,672       12,681,037
         2006                     2,008,102       13,153,611       15,161,713
         2007                     1,660,807       13,233,219       14,894,026
         2008                     1,162,675       13,315,216       14,477,891
         2009                       844,267       13,315,216       14,159,483
      Thereafter                  8,569,793      278,706,133      287,275,926
                               ----------------------------------------------
                               $ 16,284,009     $342,366,067     $358,650,076
                               ==============================================

      Capital Leases - The Hospitals have long-term lease obligations for certain equipment. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a net book value of approximately $3,529,109 are included in property and equipment in the accompanying consolidated balance sheet. The following is a schedule of future minimum lease payments under capitalized equipment leases together with the present value of the net minimum lease payments as of June 30, 2005:

      Year ending June 30,
      --------------------
         2005                                                   $  686,292
         2006                                                      686,292
         2007                                                      686,292
         2008                                                      686,292
         2009                                                      686,292
      Thereafter                                                 2,573,595
                                                                ----------
           Total minimum lease payments                         $6,005,055

      Less amount representing interest                          2,416,658
                                                                ----------

           Present value of net minimum lease payments           3,588,397

      Less current portion                                         204,141
                                                                ----------

           Long-term portion                                    $3,384,256
                                                                ==========

      Agreement for Compensation - In connection with the close of the Hospital Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement with PCHI, a related party (see Note 7). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the tenants of the Condo Units having a first right of refusal to purchase such real property. The Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement upon the expiration of the tenant's right of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

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

      Claims and Lawsuits - The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to our business. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require payment of substantial damages or amounts in judgements or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available. (2) cause substantial expenses to be incurred, (3) require significant time and attention from management and (f) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. Reserves for claims and lawsuits are recorded when they are probable and reasonably estimable.


NOTE 12 - RESTATEMENT OF PRIOR PERIODS

In March 2006, the Company restated its 2005 quarterly financial statements due to the following adjustments:

o The Company revised its calculation of the Warrant expense incurred during the six months ended June 30, 2005. The total adjustment required to increase the Warrant expense to its proper balance was $780,827 pre-tax. The adjustment was a result of the Company recognizing the warrant expense as a nonrecurring settlement charge during the three months ended March 31, 2005 using a probability analysis to estimate the maximum number of warrants exercisable at the date of issuance of 43,254,715 shares.

o The Company revised its provision for income taxes due to an error in the calculation of the taxable gain on the sale of real property to PCHI (see
      Note 7 Variable Interest Entity.) The total adjustment required to reduce the provision for income taxes was $496,000 and $1,024,000 for the three and six months ended June 30, 2005, respectively.

The effects of the restatement were as follows:

                                      Three Months Ended                      Six Months Ended
                            ------------------------------------    ------------------------------------
                                        June 30, 2005                           June 30, 2005
                            ------------------------------------    ------------------------------------
                              As Previously            As            As Previously             As
                                Reported            Restated           Reported             Restated
                            ----------------    ----------------    ----------------    ----------------
Net loss                    $    (11,923,621)   $    (11,427,621)   $    (31,527,412)   $    (31,284,239)

Basic and fully diluted:

Net loss per common share   $          (0.10)   $          (0.09)   $          (0.30)   $          (0.29)

NOTE 13 - SUBSEQUENT EVENTS


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


The New Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant to the Lender as collateral under the New Note. The warrant is exercisable by the Lender only in the event of that a default has occurred and is continuing on the New Note. The warrant provides the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the New Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the amount of shares acquired. The Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the Credit Agreement by the Lender or the Company's payment in full of all obligations under the Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the New Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the warrant, then the Company must offer to the holder of the warrant the opportunity to include the number of shares of common stock as the holder may request.

The Company has determined it appropriate to classify the warrant as a liability at the date of issuance in accordance with EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," FAS 133 "Accounting for Derivative Instruments and Hedging Activities," and FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In addition, the Company will re-measure the warrants subsequent to the initial measurement date at fair value with changes in fair value recognized in earnings.

As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the warrants issued on December 12, 2005, the Company has also determined that share settlement of the Warrants issued on January 27, 2005 is not within its control and will reclassify the Warrants as a liability as of December 12, 2005.


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

      Provision for Doubtful Accounts

      Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Our allowance is based on the aging of certain of our accounts receivables by hospital, the historical collection experience by hospital and for each type of payer and other relevant factors. The percentages applied in the calculation of the allowance are consistent with those used by Tenet.

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

      Generally, uncollected balances are expected to be assigned to a collection agency between 90 to 120 days past due, once patient responsibility has been identified. As we did not acquire Tenet's accounts receivable in our Acquisition on March 8, 2005, our accounts have been current up to the third quarter. Accordingly, in September 2005 we engaged a collection agency and bad debt assignments commenced. When accounts are assigned for collections by the Hospitals, the accounts are completely written off through provision for doubtful accounts. Any recoveries from collection agencies thereafter are credited to the provision as received.

      The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage. Due to our limited historical information as a result of our Acquisition occurring on March 8, 2005, the following represents our significant categories of gross patient accounts receivable as of December 31, 2005 (in thousands and unaudited):

      Governmental                                 $  16,809
      Insured Patient Accounts, net of discounts      33,222
      Uninsured and Self Pay Accounts                 16,927
                                                   ---------
                                                   $  66,958

      Also as of December 31, 2005, $20 million in accounts had been written off and assigned for collection. Of the combined uninsured and self pay balances (both active accounts and bad debt write-offs) 4.4% had been collected as of December 31, 2005. The uninsured accounts category represented 78% of the allowance for uncollectible accounts and net of this portion of the allowance represented an estimated receivable of $1.4 million. Uninsured accounts are reserved at 93.2% of the balance for all aging categories. Based on collection experience through December 31, 2005, we expect to collect 65% or $0.9 million of this prior to assignment. The remainder represents the expected recovery by the outside collection agency after the active balances are assigned. Until we obtain additional historical experience, this recovery is not assured.

      Approximately $17 million of our accounts at December 31, 2005 are governmental accounts reserved at 100% for potential denials after 180 days.

      Insured patient accounts represent 22% of the allowance for doubtful accounts as of December 31, 2005 calculated on a scale based on the age of the accounts from date of service starting at 3.3% for current accounts and progressing to 63% for accounts over 180 days. Our commercial insured accounts of $22 million have an allowance of $4 million as of December 31, 2005. The average age of these accounts from date of service to collection is 52 days. In management's opinion this is reasonable as long as the accounts continue to be current.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would have a significant increase to our operating losses. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.


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


            Risk-free interest rate                     3.2%
            Expected volatility                        33.6%
            Dividend yield                               --
            Expected life (years)                       3.5
            Fair value of Warrants (fully diluted)   $0.398


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


                                                       Three Months Ended
                                                  -------------   -------------
                                                  June 30, 2005    June 30, 2004
                                                  -------------   -------------
                                                   (Unaudited)     (Unaudited)
                                                    (Restated)
                                                  -------------   -------------
Net operating revenues                            $  83,190,537   $          --
Operating expenses:

       Salaries and benefits                         48,439,345         306,317

       Supplies                                      11,521,967              --

       Provision for doubtful accounts               11,331,354              --

       Other operating expenses                      17,283,135         108,763

       Depreciation and amortization                    902,845          15,528
                                                  -------------   -------------

                                                     89,478,646         430,608

Operating loss                                       (6,288,109)       (430,608)

       Interest expense                               4,069,029              --
                                                  -------------   -------------
Loss including minority interest and

       before provision for income taxes            (10,357,138)       (430,608)

       Provision for income taxes                     1,266,000              --
       Minority interest in variable interest
       entity                                          (195,517)             --
                                                  -------------   -------------
Net loss                                          $ (11,427,621)  $    (430,608)
                                                  =============   =============
Per Share Data:
       Basic and fully diluted
          Loss per common share                   ($       0.09)  ($       0.02)

       Weighted average shares outstanding          124,539,000      19,590,000

      Three and Six Months Ended June 30, 2005 and 2004

      Losses from continuing operations, before interest, taxes and common stock warrant expense, increased to $6.3 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. Substantially all of the losses from continuing operations during the three and six months ended June 30, 2005 reflects the operational losses from our Hospitals, which were acquired on March 8, 2005.


      For the three months ended March 31, 2005 and the six months ended June 30, 2005, we recognized an expense of $17.2 million relating to the issuance of common stock Warrants to Dr. Chaudhuri and Mr. Thomas. We computed the expense of the Warrants based on their fair value at the date of grant and the estimated maximum number of shares exercisable of 43,254,715.

      The income tax provision was $1.3 million for the three months ended June 30, 2005 and $2.2 million for the six months ended June 30, 2005, and consisted primarily of a taxable gain on the sale of the real property of the Hospitals to PCHI, the non-deductible Warrant expense and allowances for doubtful accounts, offset with losses from operations. As of June 30, 2005, we had net deferred tax assets of approximately $10.8 million for which a full valuation allowance has been provided.


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

Liquidity and Capital Resources


      Cash used by operating activities was $26.5 million in the six months ended June 30, 2005. Net accounts receivable increased to $40.4 million after a full quarter of hospital operations. Accounts payable increased by $11.5 million and payroll related accruals increased by $12.3 million. Estimated taxes payable increased by $0.8 million. Other current liabilities increased by $6.5 million and consist primarily of accrued interest, workers' compensation insurance, and other miscellaneous accruals.


      Cash used in investing activities of $63.2 million in the six months ended June 30, 2005 was used to complete the Hospital acquisition on March 8, 2005.

      Cash provided by financing activities was $97 million in the six months ended June 30, 2005. At June 30, 2005, our indebtedness consisted of a $50 million term loan for the purchase of our Hospitals, a $13.2 million drawn-down from a $30 million line of credit. We received $5 million in net proceeds from the sale of the real property of the Hospitals to PCHI, a related party entity. In addition, in March 2005, our Hospitals entered into a 2-year Accounts Purchase Agreement to sell Accounts Receivable to a lending institution as they become billable to third parties. We continue to provide billing and collection services and the proceeds collected thereby are applied to reduce amounts advanced under this agreement. As of June 30, 2005 $21.4 million had been advanced under this agreement.

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

Item 6.  Exhibits.

Exhibit
Number            Description
------            -----------

10.1 First Amendment to Stock Purchase Agreement, dated as of June 1, 2005, by and among the Registrant, Orange County Physicians Investment Network, LLC, Pacific Coast Holdings Investment,
                  LLC, West Coast Holdings, LLC, and Ganesha Realty LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005).*

10.2 Escrow Agreement, dated as of June 1, 2005, by and among the Registrant, Orange County Physicians Investment Network, LLC and City National Bank (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005).*

10.3 Agreement to Forbear, dated as of June 1, 2005, by and among the Registrant, certain of its subsidiaries, Orange County Physicians Investment Network, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005).*

10.4 Letter agreement, dated June 6, 2005, amending employment agreements of Messrs. Anderson, Mogel and Ligon.*

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