Form 10-Q/A
period 2005-09-30
Integrated Healthcare Holdings Inc
filed 2006-04-07
CIK 1051488

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

Explanatory Note

On March 28, 2006, the Company’s Audit Committee, acting on a recommendation from the Company’s management and following accounting questions reviewed with the Securities and Exchange Commission determined that the Company’s unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, should be restated to revise the accounting and related disclosures for the expense of warrants issued on January 27, 2005. In addition, the Company’s Audit Committee, acting on recommendation from the Company’s management has concluded that the quarterly provision for income taxes for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated to correct an error in the calculation of the taxable gain on the sale of assets to PCHI. The restatements impact each of the three months and the respective year to date periods ended March 31, 2005, June 30, 2005, and September 30, 2005 presented herein and is further discussed in Note 12 to the unaudited condensed consolidated financial statements included herein.

This amendment to the Company’s Quarterly Report on Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 as described in Note 12 to the unaudited condensed consolidated financial statements and (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. This amended Quarterly Report on Form 10-Q/A is as of the date the Quarterly Report on Form 10-Q was originally filed except for material subsequent events more fully described in Note 13 to the unaudited condensed consolidated financial statements and supplemental information provided to enhance managements discussion of critical accounting estimates.

Integrated Healthcare Holdings, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheet

ASSETS
	September 30, 2005	December 31, 2004
	(Unaudited)
	(Restated)
Current assets:
Cash and cash equivalents	$3,070,059	$69,454
Accounts receivable, net of allowance for doubtful accounts of $28,802,636	45,484,769	—
Inventories of supplies, at cost	5,935,850	—
Prepaid expenses and other assets	13,415,250	63,489
	67,905,928	132,943

Property and equipment, net	58,222,873	57,423
Investment in hospital asset purchase	—	11,142,145
Deferred loan fees, net of accumulated amortization of $481,545	1,451,455	—

Total assets	$127,580,256	$11,332,511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Secured notes payable	$88,351,971	$11,264,013
Accounts payable	20,489,469	156,142
Accrued compensation and benefits	12,209,156	800,313
Other current liabilities	9,094,882	—
Income taxes payable	2,326,000	—
Total current liabilities	132,471,478	12,220,468

Capital lease obligations, net of current of $204,141	3,325,007	—
Minority interest in variable interest entity	3,644,465	—

Commitments and contingencies	—	—

Stockholders' deficiency:

Common stock, $0.001 par value; 250,000,000 shares authorized; 124,559,000 and 20,780,000 shares issued and outstanding, respectively	124,559	20,780
Common stock warrants; 74,700,000 outstanding	17,215,000	—
Additional paid in capital	12,040,487	1,189,621
Accumulated deficit	(41,240,740)	(2,098,358)
Total stockholders' deficiency	(11,860,694)	(887,957)

Total liabilities and stockholders' deficiency	$127,580,256	$11,332,511

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
Unaudited Condensed Consolidated Statement of Operations

	Three Month Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Net operating revenues	$91,620,003	$—	$196,557,569	$—

Operating expenses:
Salaries and benefits	48,273,049	349,054	109,162,998	952,200
Supplies	11,783,830	—	26,339,612	—
Provision for doubtful accounts	15,587,741	—	30,060,501	—
Other operating expenses	18,457,022	126,401	39,640,378	415,218
Depreciation and amortization	707,015	15,593	1,872,072	46,370
Common stock warrant expense	—	—	17,215,000	—
	94,808,657	491,048	224,290,561	1,413,788

Operating loss	(3,188,654)	(491,048)	(27,732,992)	(1,413,788)
Interest expense	4,304,599	—	9,038,925	—

Loss including minority interest and before provision for income taxes	(7,493,253)	(491,048)	(36,771,917)	(1,413,788)

Provision for income taxes	1,516,000	—	3,726,000	—

Minority interest in variable interest entity	(1,151,113)	—	(1,355,535)	—

Net loss	$(7,858,140)	$(491,048)	$(39,142,382)	$(1,413,788)

Per share data:
Basic and fully diluted:
Loss per common share	$(0.11)	$(0.02)	$(0.42)	$(0.07)

Weighted average number of common shares outstanding	69,853,444	20,115,652	94,310,167	19,781,971

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

					Additional
	Common Stock		Common Stock Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
				(Restated)		(Restated)	(Restated)

Balance, December 31, 2003	19,380,000	$19,380	—	$—	$551,021	$(217,781)	$352,620

Issuance of debt for the acquisition of MMG, Inc.	—	—	—	—	—	(40,386)	(40,386)

Issuance of common stock for cash at $0.25 per share	200,000	200	—	—	49,800	—	50,000

Issuance of common stock for cash at $0.50 per share	1,200,000	1,200	—	—	588,800	—	590,000

Net loss	—	—	—	—	—	(1,840,191)	(1,840,191)

Balance, December 31, 2004	20,780,000	$20,780	—	$—	$1,189,621	$(2,098,358)	$(887,957)

Issuance of common stock for cash at $0.50 per share	1,179,000	1,179	—	—	598,322	—	599,501

Issuance of common stock for cash to OCPIN	102,600,000	102,600	—	—	9,997,400	—	10,100,000

Issuance of common stock options	—	—	—	—	255,144	—	255,144

Issuance of common stock warrants	—	—	74,700,000	17,215,000	—	—	17,215,000

Net loss	—	—	—	—	—	(39,142,382)	(39,142,382)

Balance, September 30, 2005	124,559,000	$124,559	74,700,000	$17,215,000	$12,040,487	$(41,240,740)	$(11,860,694)

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Restated)
Cash flows from operating activities:
Net loss	$(39,142,382)	$(1,413,788)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	1,835,145	46,370
Common stock warrant and option expense	17,470,144	—
Minority interest in variable interest entity	(1,355,535)
Increase in prepaid expense and other assets	(11,038,604)	—
Increase in net accounts receivable	(45,484,769)	—
Increase in income taxes payable	2,326,000	—
Increase (decrease) in accounts payable	20,333,327	45,070
Increase in accrued compensation and benefits	11,530,863	739,540
Increase in other accrued liabilities	8,890,741	—
Decrease in inventories of supplies	83,145	—
Net cash used in operating activities	(34,551,925)	(582,808)
Cash flows from investing activities:
Acquisition of hospital assets	(63,171,676)	—
Purchase of property and equipment	—	(19,549)
Acquisition of MMG, Inc., net of cash acquired	—	8,536
Net cash used in investing activities	(63,171,676)	(11,013)
Cash flows from financing activities:
Issuance of secured promissory note, net of costs	48,067,000	—
Proceeds from line of credit	25,330,734	—
Advances from accounts receivable purchase agreement	13,021,237	—
Proceeds from issuance of common stock	10,699,501	370,000
Repayment of secured notes	(1,394,266)	(100,000)
Proceeds from the sale of partnership interests in variable interest entity used for the Acqusition	5,000,000	—
Advances from shareholders	—	73,285
Net cash provided by financing activities	100,724,206	343,285
Net increase (decrease) in cash	3,000,605	(250,536)
Cash and cash equivalents, beginning of period	69,454	265,000
Cash and cash equivalents, end of period	$3,070,059	$14,464

Supplemmental disclosure of noncash transactions:
Issuance of promissory notes for Hospital Acquisition	$53,000,000	$60,000
Consolidation of variable interest entity	$54,758,312	$—
Expense of common stock warrants and options	$17,470,144	$—

Rescinded secured promissory note for the return of initial deposit on hospital assets	$10,000,000	$—
Interest paid	$7,939,508	$—
Income taxes paid	$1,400,000	$—

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

Company Operations - The Company, through the Hospitals, operates in a single industry segment, the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $7,858,140 and $39,142,382 (inclusive of a warrant issuance expense of $17,215,000 incurred in connection with the Acquisition) during the three months and nine months ended September 30, 2005, respectively and has negative working capital of $(64,565,550) at September 30, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II (“Medical Provider”), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $25.3 million as of September 30, 2005. The default has caused the acquisition loan to be classified as a current liability as of September 30, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.

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

$66,246,821

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

The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations as if the Acquisition had occurred on January 1, 2004 and after giving effect to certain adjustments including interest expense, depreciation expense, and related tax effects. In addition, the following unaudited pro forma information includes the nonrecurring items related to the issuance of 74,700,000 common stock warrants (Note 5), which resulted in an expense of $17,215,000 that the Company recorded during the three months ended March 31, 2005 and restructuring charges of $3,147,000 incurred by Tenet during the three months ended March 31, 2005. Such pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2004 or future operating results.

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

	Pro Foma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net operating revenues	$91,620,003	$87,251,731	$251,237,312	$251,053,793

Net loss	$(7,858,140)	$(7,027,633)	$(54,048,282)	$(34,712,611)

Per share data:
Basic and fully diluted:
Loss per common share	$(0.12)	$(0.11)	$(0.74)	$(0.54)

Weighted average number of common shares outstanding	67,308,778	64,980,000	73,092,315	64,730,000

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2005:

Buildings and improvements	$34,344,247
Land	12,581,309
Equipment	9,335,615
Leasehold	3,659,399
59,920,570
Less accumulated depreciation	(1,697,697)
Property and equipment, net	$58,222,873

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

The following material terms were contained in a First Amendment to the Stock Purchase Agreement (“First Amendment”) and an Escrow Agreement, each dated June 3, 2005:

•	OC-PIN’s total stock purchase commitment under the Stock Purchase Agreement was reduced from $30 million to $25 million.

•
A total of 57,250,000 shares of Company common stock previously issued to OC-PIN were placed in an escrow account with City National Bank in July 2005. OC-PIN had until September 1, 2005 to make aggregate payments of up to approximately $15,000,000 in monthly installments into the escrow account. Such portion of the escrowed shares which were fully paid were to be returned to OC-PIN and the balance was to be transferred back to the Company. See the financial impact of the shares placed into escrow at Note 10 - loss per share.

•	OC-PIN agreed to reimburse the Company for certain of its additional debt financing costs incurred since March 8, 2005;

•	The Company would work to complete a new borrowing transaction with Capital Source Finance LLC; and

•	Upon receipt of at least $5,000,000 of new capital under the First Amendment, the Company would call a shareholders meeting to re-elect directors.

Under the First Amendment and the Escrow Agreement, OC-PIN deposited a total of $12,500,000 into the escrow account.

However, following receipt of such funds, there arose a disagreement between OC-PIN and the third party which provided $11,000,000 of the $12,500,000 which were deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11,000,000 of these funds and provide OC-PIN with a limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

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

Based upon a valuation obtained by the Company from an independent valuation firm, the Company recorded an expense of $17,215,000 related to the issuance of the common stock warrants during the three months ended March 31, 2005. The Company computed the expense of the warrants based on the fair value of the warrants at the date of grant and the estimated maximum number of shares that could be issued under the warrant agreement of 43,254,715.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

The fair value of the Warrants was determined based on the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.2%
Expected volatility	33.6%
Dividend yield	—
Expected life (years)	3.5
Fair value of Warrants (fully diluted)	$0.398

Due to the Company emerging from the development stage during the nine months ended September 30, 2005, the Company computed the volatility of its stock based on an average of comparable public companies that own hospitals. Based on the market for the Company’s stock not being reasonably efficient, the market not expecting the significant warrant grant, and the Company not commensurately benefiting from an exercise of the warrant, the Company determined that the dilutive effect of the warrant should be reflected in estimating its fair value. The Company calculated the dilutive effect by dividing the non-dilutive fair value by 1.249, based on the maximum number of shares to be issued under the warrant of 24.9% of total outstanding shares.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

The provision for income taxes consisted of the following for the nine months ended September 30, :

	2005	2004
Current income tax expense:
U.S. Federal and State	$3,726,000	$—
Deferred income taxes:
U.S. Federal and State	—	—
	$3,726,000	$—

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate for the nine months ended September 30, 2005 is shown below:

Estimated tax benefit at federal and state statutory rates on an annualized basis	$(12,099,000)
Common stock warrant expense	5,402,000
Gain on sale of real estate	1,867,000
Change in valuation allowance	9,009,000
State credits	(1,231,000)
Depreciation	436,000
Other	342,000
$3,726,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	September 30,
	2005	2004
Current deferred tax assets:
Allowance for doubtful accounts	$10,233,000	$—
Accrued vacation	1,875,000	—
Net operating losses	692,000	1,414,000
Deferred tax assets	12,800,000	1,414,000
Valuation allowance	(12,800,000)	(1,414,000)
Net deferred tax assets	$—	$—

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

If the First Amendment to the Stock Purchase Agreement and the Escrow Agreement were entered into as of the date of the original Stock Purchase Agreement dated January 28, 2005, the Company’s future loss per share would be greater than reported and the Company’s loss per share would have been $0.12 and $0.64 for the three and nine months ended September 30, 2005, respectively.

The Company’s weighted average common stock equivalents related to the Warrants (Note 6) were 38,651,607 for the nine months ended September 30, 2005. These common stock equivalents have been excluded from the Company’s weighted average number of common shares outstanding due to their anti-dilutive effect for the three and nine months ended September 30, 2005.

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

NOTE 12 - RESTATEMENT OF PRIOR PERIODS

In March 2006, the Company restated its 2005 quarterly financial statements due to the following adjustments:

•
The Company revised its calculation of the Warrant expense incurred during the nine months ended September 30, 2005. The total adjustment required to increase the Warrant expense to its proper balance was $780,827 pre-tax. The adjustment was a result of the Company recognizing the warrant expense as a nonrecurring settlement charge during the three months ended March 31, 2005 using a probability analysis to estimate the maximum number of warrants exercisable at the date of issuance of 43,254,715 shares.

•
The Company revised its provision for income taxes due to an error in the calculation of the taxable gain on the sale of real property to PCHI (see Note 7 Variable Interest Entity.) The total adjustment required to reduce the provision for income taxes was $799,000 and $1,823,000 for the three and nine months ended September 30, 2005, respectively.

The effects of the restatement were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss	$(8,657,140)	$(7,858,140)	$(40,184,555)	$(39,142,382)

Basic and fully diluted: Net loss per common share	$(0.12)	$(0.11)	$(0.43)	$(0.42)

NOTE 13 - SUBSEQUENT EVENTS

On December 14, 2005, the Company and its subsidiaries collectively entered into Amendment No. 1 to Credit Agreement dated as of December 12, 2005 (the “Amendment”), that amends that certain credit agreement dated as of March 3, 2005 (the “March Credit Agreement”), with PCHI, OC-PIN, Ganesha Realty, LLC, West Coast Holdings, LLC (the “Credit Parties”) and Medical Provider Financial Corporation II (the “Lender”). The Amendment (i) declares cured those certain events of default set forth in the notices of default received on or about May 9, 2005, from the Lender, (ii) requires the Company to pay $5,000,000 to the Lender for mandatory prepayment required under the March Credit Agreement, (iii) requires the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the new Note evidenced by the Credit Agreement (as defined below) and (iv) includes certain indemnities and releases in favor of the Lender.

On December 14, 2005, the Company also entered into a credit agreement (the “Credit Agreement”), dated as of December 12, 2005, with the Credit Parties and the Lender. Under the Credit Agreement, the Lender loaned a total of $10,700,000 to the Company as evidenced by that certain promissory note in favor of the Lender (the “New Note”) with a total principal balance of $10,700,000. The Company will use the proceeds to operate the Hospital facilities. Interest is payable monthly at the rate of 12% per annum and the New Note is due on December 12, 2006. The Company may not prepay the New Note in whole or in part.

 INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
 September 30, 2005

The New Note is secured by substantially all of the Company’s assets. In addition, the Company issued a common stock warrant to the Lender as collateral under the New Note. The warrant is exercisable by the Lender only in the event of that a default has occurred and is continuing on the New Note. The warrant provides the Lender to purchase the number of shares of the Company’s common stock equal in value to the amount of the New Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the amount of shares acquired. The Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the Credit Agreement by the Lender or the Company’s payment in full of all obligations under the Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the warrant by filing a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), no later than ninety days prior to the maturity date of the New Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the warrant, then the Company must offer to the holder of the warrant the opportunity to include the number of shares of common stock as the holder may request.

The Company has determined it appropriate to classify the warrant as a liability at the date of issuance in accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In addition, the Company will re-measure the warrants subsequent to the initial measurement date at fair value with changes in fair value recognized in earnings.

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

Generally, uncollected balances are expected to be assigned to a collection agency between 90 to 120 days past due, once patient responsibility has been identified. As we did not acquire Tenet’s accounts receivable in our Acquisition on March 8, 2005, our accounts have been current up to the third quarter. Accordingly, in September 2005 we engaged a collection agency and bad debt assignments commenced. When accounts are assigned for collections by the Hospitals, the accounts are completely written off through provision for doubtful accounts. Any recoveries from collection agencies thereafter are credited to the provision as received.

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

Governmental	$16,809
Insured Patient Accounts, net of discounts	33,222
Uninsured and Self Pay Accounts	16,927
$66,958

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

Insured patient accounts represent 22% of the allowance for doubtful accounts as of December 31, 2005 calculated on a scale based on the age of the accounts from date of service starting at 3.3% for current accounts and progressing to 63% for accounts over 180 days. Our commercial insured accounts of $22 million have an allowance of $4 million as of December 31, 2005. The average age of these accounts from date of service to collection is 52 days. In management’s opinion this is reasonable as long as the accounts continue to be current.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would have a significant increase to our operating losses. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Common Stock Warrants

As indicated in the notes to the financial statements, the Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Chaudhuri and William Thomas on January 27, 2005 (the “Restructuring Agreement”). Pursuant to the Restructuring Agreement, the company released its initial deposit of $10 million plus accrued interest on the Tenet Hospital Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company’s common stock (the “Warrants”). The number of Warrants exercisable are limited to not exceed 24.9% of the Company’s Fully-Diluted capital stock.

The Company computed the Warrant expense of $17,215,000 based on the fair value of the Warrants at the date of the grant and the estimated maximum number of shares exercisable of 43,254,715.

The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.2%
Expected volatility	33.6%
Dividend yield	—
Expected life (years)	3.5
Fair value of Warrants (fully diluted)	$0.398

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

	Three Months Ended
	September 30,	June 30,
	2005	2005
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)

Net operating revenues	$91,620,003	$83,190,537
Provision for doubtful accounts	(15,587,741)	(11,331,354)
Collectable Revenues	76,032,262	71,859,183

Operating expenses:
Salaries and benefits	48,273,049	48,439,345
Supplies	11,783,830	11,521,967
Other operating expenses	18,457,022	17,283,135
Depreciation and amortization	707,015	902,845
	79,220,916	78,147,292

Operating loss	(3,188,654)	(6,288,109)
Interest expense	4,304,599	4,069,029
Loss including minority interest and
before provision for income taxes	(7,493,253)	(10,357,138)
Provision for income taxes	1,516,000	1,266,000
Minority interest in variable interest entity	(1,151,113)	(195,517)

Net loss	$(7,858,140)	$(11,427,621)

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

The income tax provision was $1.5 million for the three months ended September 30, 2005 and $1.3 million for the three months ended June 30, 2005, and consisted primarily of a taxable gain on the sale of the real property of the Hospitals to PCHI, the non-deductible Warrant expense of $17.2 million and non-deductible provision for doubtful accounts, offset against losses from operations. As of September 30, 2005, we had net deferred tax assets of approximately $10.7 million for which a full valuation allowance has been provided.

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

Liquidity and Capital Resources

Cash used by operating activities was $34.6 million in the nine months ended September 30, 2005. Prepaids increased from the quarter ended June 30, 2005 by $6.5 million primarily as a result of a workman’s compensation reserve deposit of approximately $4.4 million. Net accounts receivable increased by $5.1 million to $45.5 million from the preceding quarter due to an increase in net revenues of $8.4 million. Accounts payable increased by $8.8 million due to improved management of payables compared to the preceding quarter and taxes payable increased by $2.3 million. Other current liabilities increased by $2.4 million and consist primarily of accrued interest, workers’ compensation insurance, and other miscellaneous accruals.

We used $63.2 million in investing activities to complete the Hospital acquisition.

Cash provided by financing activities was $100.7 million during the nine months ended September 30, 2005. At September 30, 2005, our indebtedness consisted of a $50 million term loan for the purchase of our Hospitals, a $25.3 million in advances from the $30 million line of credit. We received $5 million in net proceeds from the sale of the real property of the Hospitals to PCHI, a related party entity. In addition, in March 2005, our Hospitals entered into a 2-year Accounts Purchase Agreement to sell Accounts Receivable to a lending institution as they become billable to third parties.  We continue to provide billing and collection services and the proceeds collected thereby are applied to reduce amounts advanced under this agreement. As of September 30, 2005, $13.1 million had been advanced under this agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2005, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the notes to the financial statements regarding subsequent events. We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these evaluations and re-evaluations, management determined that the Company’s system of disclosure controls and procedures was not effective as of March 31, June 30, September 30 and December 31, 2005, and the Company’s systems of internal control over financial reporting was not effective as of December 31, 2005, due to the presence of certain material weaknesses. These weaknesses contributed to the need for restatements of our financial statements for the quarterly periods ending March 31, June 30 and September 30, 2005 as follows.

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

Management has identified, as a material weakness contributing to these restatements, that the Company’s research and analysis of complex accounting issues was inadequate. Although the type of complex transactions giving rise to the restatements are expected to occur very infrequently, management believes that its process of analyzing and accounting for complex financial transactions requires improvement. In addition to inadequate expertise, due to business exigencies there was a lack of complete accounting analysis of these transactions until after they were completed, which contributed to an incomplete accounting analysis. Under the direction of the Audit Committee, management intends in the future to engage experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions, and to do so prior to or concurrently with the Company’s commitment to these transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are involved in various legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters are likely to have a material adverse effect on the Company.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Second Amendment to Stock Purchase Agreement, dated as of October 31, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2005). *

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