Form 10-Q/A
period 2005-03-31
Integrated Healthcare Holdings Inc
filed 2006-04-12
CIK 1051488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                               AMENDMENT NO. 2 TO
                                    FORM 10-Q


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheet as of
         March 31, 2005 and December 31, 2004                               2

         Unaudited Condensed Consolidated Statement of Operations for
         the three months ended March 31, 2005 and March 31, 2004           3

         Unaudited Condensed Consolidated Statement of Stockholders'
         Equity as of March 31, 2005 and December 31, 2004                  4

         Unaudited Condensed Consolidated Statement of Cash Flows for
         the three months ended March 31, 2005 and March 31, 2004           5

         Condensed Notes to Unaudited Condensed Consolidated Financial
         Statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        32

Item 4.  Controls and Procedures                                           32

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       32

Item 3.  Defaults Upon Senior Securities                                   32

Item 4.  Submission of Matters to a Vote of Security Holders               33

Item 5.  Other Information                                                 33

Item 6.  Exhibits                                                          33

SIGNATURES                                                                 36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                             MARCH 31,     DECEMBER 31,
                                                                               2005            2004
                                                                           ----------------------------
                                                                            (Unaudited)
Current assets:                                                              (Restated)
       Cash and cash equivalents                                           $  6,414,122    $     69,454
       Accounts receivable, net of allowance for doubtful
         accounts of $3,141,406 at March 31, 2005                            16,968,328              --
       Inventories of supplies, at cost                                       5,947,127              --
       Prepaid expenses and other assets                                      3,854,474          18,519
                                                                           ----------------------------
                                                                             33,184,051          87,973

Property and equipment, net                                                  59,321,425          57,423
Investment in hospital asset purchase                                                --      11,142,145
Deferred loan fees, net of accumulated amortization of $62,355                1,870,645              --
Intangible asset, net of accumulated amortization of $70,668 and $57,819         32,122          44,970
                                                                           ----------------------------
       Total assets                                                        $ 94,408,243    $ 11,332,511
                                                                           ============================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Secured line of credit note                                         $ 13,200,000    $         --
       Secured acquisition note                                              50,000,000      11,264,013
       Income taxes payable                                                     944,000              --
       Accounts payable                                                       5,145,396         156,142
       Accrued compensation and benefits                                      1,063,677         800,313
       Accrued contract labor costs                                           6,810,000              --
       Other current liabilities                                              1,643,292              --
                                                                           ----------------------------
         Total current liabilities                                           78,806,365      12,220,468

Capital lease obligations, net of current of $204,141                         3,440,858              --
Commitments and contingencies                                                        --              --
Minority interest in variable interest entity                                 4,991,095              --

Stockholders' equity (deficit):
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 124,539,000 and 20,780,000 shares
         issued and outstanding, respectively                                   124,539          20,780
       Common stock warrants; 74,700,000 outstanding                         17,215,000              --
       Additional paid in capital                                            11,785,363       1,189,621
       Accumulated deficit                                                  (21,954,977)     (2,098,358)
                                                                           ----------------------------
         Total stockholders' equity (deficit)                                 7,169,925        (887,957)
                                                                           ----------------------------
Total liabilities and stockholders' equity (deficit)                       $ 94,408,243    $ 11,332,511
                                                                           ============================


            The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2005   MARCH 31, 2004
                                                     --------------   --------------
                                                       (Unaudited)      (Unaudited)
                                                        (Restated)
Net operating revenues                                $ 21,747,029    $         --

Operating expenses:
      Salaries and benefits                             12,450,604         296,829
      Supplies                                           3,033,815              --
      Provision for doubtful accounts                    3,141,406              --
      Other operating expenses                           3,900,220         180,124
      Depreciation and amortization                        262,212          15,179
      Common stock warrant expense                      17,215,000              --
                                                      ------------    ------------
                                                        40,003,257         492,132

Operating loss                                         (18,256,228)       (492,132)
      Interest expense                                     665,296              --
                                                      ------------    ------------

Loss including minority interest and
      before provision for income taxes                (18,921,524)       (492,132)

      Provision for income taxes                           944,000              --
      Minority interest in variable interest entity         (8,905)             --
                                                      ------------    ------------

Net loss                                              $(19,856,619)   $   (492,132)
                                                      ============    ============
Per Share Data:
      Basic and fully diluted
          Loss per common share                       $      (0.22)   $      (0.03)

      Weighted average shares outstanding               88,493,611      19,582,667


            The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      Common Stock          Common Stock Warrants      Additional
                               -------------------------   ------------------------     Paid-in     Accumulated
                                  Shares         Amount      Shares       Amount        Capital       Deficit         Total
                               -----------   -----------   ----------   -----------   -----------   ------------  ------------
                                                                        (Restated)                   (Restated)     (Restated)
Balance, December 31, 2003      19,380,000   $    19,380           --   $       --   $   551,021   $   (217,781)  $    352,620

Issuance of debt for the
 acquisition of MMG, Inc.               --            --           --            --            --        (40,386)      (40,386)

Issuance of common stock for
  cash at $0.25 per share          200,000           200           --            --        49,800             --        50,000

Issuance of common stock for
  cash at $0.50 per share        1,200,000         1,200           --            --       588,800             --       590,000

Net loss                                --            --           --            --            --     (1,840,191)   (1,840,191)

                               -----------   -----------   ----------   -----------   -----------   ------------  ------------
Balance, December 31, 2004      20,780,000   $    20,780           --   $        --   $ 1,189,621   $ (2,098,358) $   (887,957)
                               ===========   ===========   ==========   ===========   ===========   ============  ============

Issuance of common stock for
  cash at $0.50 per share        1,159,000         1,159           --            --       598,342             --       599,501

Issuance of common stock for
  cash to OCPIN                102,600,000       102,600           --            --     9,997,400             --    10,100,000

Issuance of common stock
  warrants                              --            --   74,700,000    17,215,000            --             --    17,215,000

Net loss                                --            --           --            --            --    (19,856,619)  (19,856,619)

                               -----------   -----------   ----------   -----------   -----------   ------------  ------------
Balance, March 31, 2005        124,539,000   $   124,539   74,700,000   $17,215,000   $11,785,363   $(21,954,977) $  7,169,925
                               ===========   ===========   ==========   ===========   ===========   ============  ============


            The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               Three           Three
                                                                            Months Ended    Months Ended
                                                                           March 31, 2005  March 31, 2004
                                                                           --------------  --------------
                                                                              (Restated)
Cash flows from operating activities:
Net loss                                                                    $(19,856,619)  $   (492,132)
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization expense                                      291,706         15,179
      Common stock warrant expense                                            17,215,000             --
      Minority interest in variable internet entity                               (8,905)            --
      Increase in prepaid expense and other assets                            (1,484,253)            --
      Increase in  net accounts receivable                                   (16,968,328)        (8,827)
      Increase in income taxes payable                                           944,000             --
      Increase in accounts payable                                             4,989,254        209,908
      Increase in accrued compensation and benefits                              385,384             --
      Increase in accrued contract labor costs                                 6,810,000             --
      Increase in other accrued liabilities                                    1,439,151             --
      Decrease in inventories of supplies                                         71,868             --
                                                                            ------------   ------------
        Net cash used in operating activities                                 (6,171,742)      (275,872)
                                                                            ------------   ------------
Cash flows from investing activities:
      Acquisition of hospital assets, net                                    (63,171,676)            --
      Purchase of property and equipment                                              --        (14,877)
      Acquisition of MMG, Inc., net of cash acquired                                  --          8,534
                                                                            ------------   ------------
        Net cash used in investing activities                                (63,171,676)        (6,343)
Cash flows from financing activities:
      Issuance of secured promissory notes, net of costs                      48,067,000        (71,715)
      Proceeds from line of credit                                            13,200,000             --
      Proceeds from issuance of stock                                         10,699,501        200,000
      Proceeds from the sale of partnership interests in variable
       interest entity used for the Acquisition                                5,000,000             --
      Repayment of secured notes                                              (1,278,415)            --
                                                                            ------------   ------------
        Net cash provided by financing activities                             75,688,086        128,285
                                                                            ------------   ------------
Net increase (decrease) in cash                                                6,344,668       (153,930)
                                                                            ------------   ------------
Cash and cash equivalents, beginning of period                                    69,454        265,000
                                                                            ------------   ------------
Cash and cash equivalents, end of period                                    $  6,414,122   $    111,070
                                                                            ============   ============

Supplemmental disclosure of noncash transactions:
    Issuance of promissory notes for Acquisition                            $ 53,000,000   $         --
    Consolidation of variable interest entity                               $ 54,758,312   $         --
    Expense of common stock warrants                                        $ 17,215,000   $         --
    Rescinded secured promissory note for the
       return of initial deposit on hospital assets                         $ 10,000,000   $         --
  Interest paid                                                             $  1,629,000   $         --
  Income taxes paid                                                         $         --   $         --



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


      Company Operations - The Company through the Hospitals is primarily engaged in the operation of general hospitals and related healthcare facilities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $19,856,619 (inclusive of a warrant expense of $17,215,000 incurred in connection with the Acquisition) during the three months ended March 31, 2005 and has negative working capital of $45,622,314 at March 31, 2005. In addition, on or around May 9, 2005, the Company received a notice of default from Medical Provider Financial Corporation II ("Medical Provider"), which is the lender under the $50 million acquisition loan and under a working capital line of credit that has an outstanding balance of $13.2 million as of March 31, 2005. The default has caused the acquisition loan to be classified as a current liability as of March 31, 2005. These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business on a profitable basis.


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


                                                    Pro Forma (Unaudited)
                                             ----------------------------------
                                                     Three Months Ended
                                             ----------------------------------
                                             March 31, 2005       March 31, 2004
                                             ----------------------------------

Net operating revenues                       $   77,013,320      $   86,745,985

Net loss                                     $  (30,785,000)     $  (23,717,000)

Loss per common share
  (basic and fully diluted)                  $        (0.25)     $        (0.19)

Weighted average shares outstanding             124,539,000         124,539,000


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


NOTE 6 - DEBT

      The current portion of the Company's debt consists of the following notes as of March 31, 2005:

                Secured line of credit note     $  13,200,000


                Secured aquisition note            50,000,000
                                                -------------


                                                $  63,200,000
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

      The Company's provision for income taxes is composed of the following for the three months ended March 31:


                                                    2005            2004
                                                ------------    ------------
        Current income tax expense:

                U.S. Federal and State          $    944,000    $         --

        Deferred income taxes:

                U.S. Federal and State          $         --    $         --
                                                ------------    ------------

                Total                           $    944,000    $         --
                                                ============    ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

      The provision for income taxes differs from the federal and state statutory tax expense as follows for the three months ended March 31, 2005:


        Estimated tax benefit at federal and state statutory
         rates on an annualized basis                          $ (2,932,000)
        Common stock warrant expense                              1,808,000
        Gain on sale of assets                                      625,000
        Change in valuation allowance                             1,435,000
        Other                                                         8,000

                                                                -----------
                                                                $   944,000
                                                                ===========


      Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following at March 31:

                                                       2005            2004
                                                  ------------    ------------
        Current deferred tax assets:
                Allowance for doubtful accounts   $  5,263,440    $         --
                Accured vacation                       770,011              --
                Other accruals                         484,048              --
                Net operating losses                        --         252,000
                                                  ------------    ------------
                Deferred tax assets                  6,517,499         252,000

        Valuation allowance                         (6,517,499)       (252,000)
                                                  ------------    ------------

                Net deferred tax assets           $         --    $         --
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

NOTE 10 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods presented:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005              2004
                                                    ----------------------------
        Loss from continuing operations available
         to common shareholders (numerator)         $(19,856,619)  $   (492,132)

        Weighted average number of common
         shares used in loss per share during
         the period (denominator)                     88,493,611     19,582,667


      The Company's weighted average common stock equivalents related to the Warrants (Note 5) were 30,539,541 for the three months ended March 31, 2005. These common stock equivalents have been excluded from the Company's weighted average number of common shares outstanding due to their anti-dilutive effect for the three months ended March 31, 2005.


      If the First Amendment to the Stock Purchase Agreement and the Escrow Agreement were entered into as of the date of the original Stock Purchase Agreement dated January 28, 2005, the Company's future loss per share would be greater than reported and the Company's loss per share would have been $(0.40) for the three months ended March 31, 2005.


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


NOTE 12 - RESTATEMENT OF PRIOR PERIODS

In March 2006, the Company restated its 2005 quarterly financial statements due to the following adjustments:

o The Company revised its calculation of the Warrant expense incurred during the three months ended March 31, 2005. The total adjustment required to increase the Warrant expense to its proper balance was $780,827 pre-tax. The adjustment was a result of the Company recognizing the warrant expense as a nonrecurring settlement charge using a probability analysis to estimate the maximum number of warrants exercisable at the date of issuance of 43,254,715 shares.

o The Company revised its provision for income taxes due to an error in the calculation of the taxable gain on the sale of real property to PCHI (see
      Note 7 Variable Interest Entity.) The total adjustment required to reduce the provision for income taxes was $528,000 for the three months ended March 31, 2005.

The effects of the restatement were as follows:

                                                    Three Months Ended
                                                      March 31, 2005
                                           ------------------------------------
                                             As Previously            As
                                               Reported            Restated
                                           ----------------    ----------------

Net loss                                   $    (19,603,792)   $    (19,856,619)

Basic and fully diluted:
  Net loss per common share                $          (0.22)   $          (0.22)

NOTE 13 - SUBSEQUENT EVENTS


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

                                                               THREE MONTHS ENDED
                                                        --------------------------------
                                                        MARCH 31, 2005    MARCH 31, 2004
                                                        --------------    --------------
                                                          (Unaudited)       (Unaudited)
                                                           (Restated)
Net operating revenues                                   $ 21,747,029     $         --

Operating expenses:
        Salaries and benefits                              12,450,604          296,829
        Supplies                                            3,033,815               --
        Provision for doubtful accounts                     3,141,406               --
        Other operating expenses                            3,900,220          180,124
        Depreciation and amortization                         262,212           15,179
        Common stock warrant expense                       17,215,000               --
                                                         ------------     ------------
                                                           40,003,257          492,132

Operating loss                                            (18,256,228)        (492,132)
        Interest expense                                      665,296               --
                                                         ------------     ------------

Loss including minority interest and
        before provision for income taxes                 (18,921,524)        (492,132)

        Provision for income taxes                            944,000               --
        Minority interest in variable interest entity          (8,905)              --
                                                         -----------------------------

Net loss                                                 $(19,856,619)    $   (492,132)
                                                         ============     ============

Per Share Data:
        Basic and fully diluted
               Loss per common share                     $      (0.22)    $      (0.03)

        Weighted average shares outstanding                88,493,611       19,582,667



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

LIQUIDITY AND CAPITAL RESOURCES


      Cash used by operating activities was $6.2 million in the three months ended March 31, 2005. Net accounts receivable increased to $17.0 million from 24 days of hospital operation. Prepaid expenses and other assets increased to $1.5 million. Accounts payable increased to $5.0 million and payroll related accruals, including contract labor, increased to $7.2 million. Income taxes payable of $0.9 million were accrued.


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

                                    INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: April 11, 2006           By: /s/ Steven R. Blake
                                        ----------------------------------------
                                        Steven R. Blake
                                        Chief Financial Officer
                                        (Principal Financial Officer)