Form 10-Q/A
period 2005-09-30
Integrated Healthcare Holdings Inc
filed 2006-04-12
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Amendment No. 2 to
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

INTEGRATED HEALTHCARE HOLDINGS, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Restated)
Cash flows from operating activities:
Net loss	$(39,142,382)	$(1,413,788)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	1,835,145	46,370
Common stock warrant and option expense	17,470,144	—
Minority interest in variable interest entity	(1,355,535)
Increase in prepaid expense and other assets	(11,038,604)	—
Increase in net accounts receivable	(45,484,769)	—
Increase in income taxes payable	2,326,000	—
Increase (decrease) in accounts payable	20,333,327	45,070
Increase in accrued compensation and benefits	11,530,863	739,540
Increase in other accrued liabilities	8,890,741	—
Decrease in inventories of supplies	83,145	—
Net cash used in operating activities	(34,551,925)	(582,808)
Cash flows from investing activities:
Acquisition of hospital assets	(63,171,676)	—
Purchase of property and equipment	—	(19,549)
Acquisition of MMG, Inc., net of cash acquired	—	8,536
Net cash used in investing activities	(63,171,676)	(11,013)
Cash flows from financing activities:
Issuance of secured promissory note, net of costs	48,067,000	—
Proceeds from line of credit	25,330,734	—
Advances from accounts receivable purchase agreement	13,021,237	—
Proceeds from issuance of common stock	10,699,501	370,000
Repayment of secured notes	(1,394,266)	(100,000)
Proceeds from the sale of partnership interests in variable interest entity used for the Acquisition	5,000,000	—
Advances from shareholders	—	73,285
Net cash provided by financing activities	100,724,206	343,285
Net increase (decrease) in cash	3,000,605	(250,536)
Cash and cash equivalents, beginning of period	69,454	265,000
Cash and cash equivalents, end of period	$3,070,059	$14,464

Supplemental disclosure of noncash transactions:
Issuance of promissory notes for Hospital Acquisition	$53,000,000	$60,000
Consolidation of variable interest entity	$54,758,312	$—
Expense of common stock warrants and options	$17,470,144	$—

Rescinded secured promissory note for the return of initial deposit on hospital assets	$10,000,000	$—
Interest paid	$7,939,508	$—
Income taxes paid	$1,400,000	$—

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
Condensed Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005

        Under the Stock Purchase Agreement, no later than nine calendar days before the closing of Acquisition, OC-PIN was to deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company was to issue an additional 5.4 million shares of its common stock to OC-PIN.  . However, OC-PIN was unable to raise the additional financing in time for the closing of the Acquisition and OC-PIN indicated that it disagreed with the Company’s interpretation of OC-PIN’s obligations under the Stock Purchase Agreement dated January 28, 2005. In order to avoid litigation, the Company agreed to extend OC-PIN’s additional $20,000,000 financing commitment, and on June 16, 2005 the Company entered into the following new agreements with OC-PIN:

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