Form 10-K
period 2005-12-31
Integrated Healthcare Holdings Inc
filed 2006-07-28
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2005; or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-23511
                                ________________

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Nevada                                 87-0412182
     (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

     1301 North Tustin Avenue, Santa Ana, California         92705
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       Registrant's telephone number, including area code: (714) 953-3503

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (TITLE OF CLASS)
                                ________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,890,280 as of June 30, 2005 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 84,351,189 shares outstanding of the registrant's common stock as of July 18, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Report.


================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.

                                    FORM 10-K

               ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
                PART I
Item 1.         Business..............................................................   1
Item 1A.        Risk Factors..........................................................   13
Item 1B.        Unresolved Staff Comments.............................................   17
Item 2.         Properties............................................................   18
Item 3.         Legal Proceedings.....................................................   19
Item 4.         Submission of Matters to a Vote of Security Holders...................   19

                PART II
Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchases of Equity Securities.............................   20
Item 6.         Selected Financial Data...............................................   21
Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................   22
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk............   30
Item 8.         Financial Statements and Supplementary Data...........................   31
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..................................................   31
Item 9A.        Controls and Procedures...............................................   31
Item 9B.        Other Information.....................................................   32

                PART III
Item 10.        Directors and Executive Officers of the Registrant....................   33
Item 11.        Executive Compensation................................................   35
Item 12.        Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters.......................................   37
Item 13.        Certain Relationships and Related Transactions........................   37
Item 14.        Principal Accountant Fees and Services................................   40
Item 15.        Exhibits, Financial Statement Schedules...............................   40

                Signatures............................................................   43
                Consolidated Financial Statements.....................................  F-1


                                     PART I

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" herein that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

         As used in this report, the terms "we," "us," "our," "the Company," "Integrated Healthcare Holdings" or "IHHI" mean Integrated Healthcare Holdings, Inc., a Nevada corporation, unless otherwise indicated.

ITEM 1.  BUSINESS

BACKGROUND

         Integrated Healthcare Holdings, Inc. is a predominantly physician-owned company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California (referred to as the "Hospitals"):

         o    282-bed Western Medical Center in Santa Ana;
         o    188-bed Western Medical Center in Anaheim;
         o    178-bed Coastal Communities Hospital in Santa Ana; and
         o    114-bed Chapman Medical Center in Orange.

         Together we believe that the Hospitals represent approximately 12.1% of all hospital beds in Orange County, California.

         Prior to March 8, 2005, we were primarily a development stage company with no material operations. On November 18, 2003, members of our current and former executive management team purchased a controlling interest in the Company and redirected its focus towards acquiring and operating hospitals and healthcare facilities that are financially distressed and/or underperforming. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and the transaction closed on March 8, 2005.

         The transaction included operations of 4 licensed general acute care hospitals with 762 beds. All four hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations and other appropriate accreditation agencies that accredit specific programs. All properties are in Orange County California, and operate as described below.

         WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 N. Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 330,000 persons. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, kidney transplantation, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally the hospital offers telemetry, Neurosurgical definitive observation, geriatric psychiatric, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has 800 active physicians and 1200 nurses and hospital staff.

         WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Blvd., Anaheim, CA 92805, offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has 325 active physicians and 525 nurses and hospital staff.

         COASTAL COMMUNITIES HOSPITAL. Coastal Communities Hospital, located in Santa Ana at 2701 S. Bristol St., Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 330,000 persons. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse health care needs. While services continue to expand, the 178-bed facility is small enough to retain the family atmosphere associated with a community hospital. The hospital offers critical care, medical, surgical obstetric, psychiatric and sub acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has 300 active physicians and 600 nurses and hospital staff.

         CHAPMAN MEDICAL CENTER. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Ave., Orange, CA
92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weightloss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has 300 active physicians and 450 nurses and hospital staff.

         On March 8, 2005, we assumed management responsibility and control over the Hospitals. Prior to acquiring the Hospitals, our management team had been working with the individual management staffs of the Hospitals on a transition plan, so the transition occurred seamlessly. We believe that all primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals. To date we have achieved a number of key milestones in transitioning the Hospitals to our management, including the following:

         o We have executed long term employment agreements with all key members of the Hospital administrative staffs;
         o We have augmented our management capabilities in the areas of legal compliance and managed care contracting;
         o Employee benefits packages have been negotiated, which we believe maintain costs at approximately 2004 levels through May 2006;
         o A full portfolio of insurances is in place at costs which we believe are a substantial discount from prior rates;
         o Corporate administration and overhead has been established and will be maintained at levels that are substantially less costly than prior levels;
         o Billing and collection activities have been centralized and are now resident at IHHI; and
         o Daily financial and accountability reporting systems have been established which allow the Company to track financial and operating performance in real time; and payer, vendor and physician contracts have been reviewed and assigned and/or renewed where appropriate.

         We have transitioned to our own payroll and time and attendance systems, which allowed us to terminate our Employee Leasing Agreements with Tenet effective May 22, 2005.

EMPLOYEES AND MEDICAL STAFF

         At December 31, 2005, we had 2,775 full time equivalent employees. Some of our employees are represented by labor unions and covered by collective bargaining agreements. We believe that our relations with our employees are good.

         Our hospitals are fully staffed by physicians and other independently practicing medical professionals licensed by the state, who have been admitted to the medical staff of the individual hospital. Under state laws and licensing standards, hospitals' medical staffs are self-governing organizations subject to ultimate oversight by the hospital's local governing board. None of these physicians are employees of the hospitals. Physicians are not limited to medical staff membership at our hospitals, and many are on staff at our other hospitals, or hospitals not owned or operated by us. Physicians on our medical staffs are free to terminate their membership on our medical staffs and admit their patients to other hospitals, owned, or not owned by us. Non-physician staff, including nurses, therapists, technicians, finance, registration, maintenance, clerical, housekeeping, and administrative staff are generally employees of the hospital, unless the service is provided by a third party contracted entity. We are subject to federal minimum wage and hour laws and various state labor laws and maintain an employee benefit plan.

         Our hospitals' operations depend on the abilities, efforts, experience and loyalty of our employees and physicians, most of who have no long-term contractual relationship. Our ongoing business relies on our attraction of skilled, quality employees, physicians and other healthcare professionals in all disciplines.

         We strive to successfully attract and retain key employees, physicians and health care professionals. Our operations, financial position and cash flows could be materially adversely affected by the loss of key employees or sufficient numbers of qualified physicians and other health professionals. The relations we have with our employees, physicians and other health care professionals are key to our success and they are a priority in our management philosophy.

         Our nursing costs are two thirds of our labor costs. Nursing can have a significant effect on our labor costs. The national nursing shortage continues and is serious in California. The nursing shortage is a significant issue for hospitals, as it is for us. The result has been an increase in the cost of nursing personnel, thus affecting our labor expenses. Additionally, California instituted mandatory nurse staffing ratios, thus setting a high level of nurses to patients, but also requiring nursing staff ratios be maintained at all times even when on breaks or lunch. These requirements in the environment of a severe nursing shortage may cause the limiting of patient admissions with an adverse effect on our revenues. The vast majority of hospitals in California, including ours, are not at all times meeting the state-mandated nurse staffing ratios. Our plan is to improve compliance and reduce the cost of contract labor needed to achieve the nurse staffing ratios.

COMPETITION

         Hospital competition is a community issue and unique to each facility. The first factor is the services the hospital offers and the other hospitals in the area offering the same or similar service. The hospital is dependent on the physicians to admit the patients to the hospital. The number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on the hospital competition. The ability of the hospital to employ and retain qualified nurses, other healthcare professionals and administrative staff will affect the hospitals' competitiveness in the market place. A hospital's reputation and years of service to the community affects its competitiveness with patients, physicians, employees, and contracting health plans. Southern California is a highly competitive managed health care market therefore the contracting relationships with managed care organizations is a key factor in a hospital's competitiveness. The hospital's location, the community immediately surrounding it and the access to the hospital will affect the hospitals competitiveness. Other hospitals or healthcare organizations serving the same locations determine the intensity of the competition. The condition of the physical plant and the ability to invest in new equipment and technology can affect the communities and physicians desire to use the facility. The amount the hospital charges for services is also a factor in the hospital's competitiveness. The funding sources of the competition can also be a factor if a competitor is tax exempt, it has advantages not available to our hospitals, such as endowments, chartable contributions, tax-exempt financing, and exemptions from taxes. Since these factors are individual to each hospital, each hospital must develop its own strategies, to address the competitive factors in its local.

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

HEALTH CARE REGULATION

         CERTAIN BACKGROUND INFORMATION. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

MEDICARE

         GENERALLY. Each of the Hospitals participates in the Medicare program. Health care providers have been and will be affected significantly by changes in the last several years in federal health care laws and regulations pertaining to Medicare. The purpose of much of the recent statutory and regulatory activity has been to reduce the rate of increase in Medicare payments and to make such payments more accurately reflect patient resource use at hospitals. In addition, important amendments to the Medicare law were made by the recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA"). Although the most important provisions of MMA relate to an expansion of Medicare's coverage for pharmaceuticals and changes intended to expand managed care under the Medicare program, MMA also made many changes in the laws that are relevant to how Medicare makes payments to hospitals, some of which could have an adverse impact on the Hospitals' Medicare reimbursement.

         INPATIENT OPERATING COSTS. Medicare pays acute care hospitals, such as the Hospitals, for most services provided to inpatients under a system known as the "Prospective Payment System" or "PPS," pursuant to which hospitals are paid for services based on predetermined rates. Medicare payments under PPS are based on the Diagnosis Related Group ("DRG") to which each Medicare patient is assigned. The DRG is determined by the patient's primary diagnosis and other factors for each particular Medicare inpatient stay. The amount to be paid for each DRG is established prospectively by CMS. The DRG amounts are not related to a hospital's actual costs or variations in service or length of stay. Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources. Payment limitations implemented by other third party payers may restrict the ability of a hospital to engage in such "cost-shifting." On April 25, 2006, the Secretary of the Department of Health and Human Services proposed sweeping changes to the Medicare program's inpatient acute care PPS that could
(1) alter the way that DRG weights are calculated, abandoning the current charge-based weight system in favor or a cost-based weight system and (2) dramatically expand the number of DRGs so that the severity of a given illness is taken into account for purposes of payment. Such systemic changes are proposed to take affect for discharges occurring on and after October 1, 2006. The effect of such changes on an individual hospital are difficult to determine and payments under the proposed systems could significantly decrease payments that a hospital receives from the Medicare program as compared to the existing system. It is not possible to determine at this time whether such systemic changes will be adopted as proposed or if adopted, how they may affect the Hospitals.

         For certain Medicare beneficiaries who have unusually costly hospital stays (also known as "outliers"), CMS currently provides additional payments above those specified for the DRG. To determine whether a case qualifies for outlier payments, hospital-specific cost-to-charge ratios are applied to the total covered charges for the case. Operating and capital costs for the case are calculated separately by applying separate operating and capital cost-to-charge ratios and combining these costs to compare them with a defined fixed- loss outlier threshold for the specific DRG. There is no assurance that outlier payments will continue to be provided at the same level if the changes in PPS proposed by the Secretary on April 25, 2006 are adopted.

         PPS payments are adjusted annually using an inflation index, based on the change in a "market basket" of hospital costs of providing health care services. There can be no assurance that future updates in PPS payments will keep pace with inflation or with the increases in the cost of providing hospital services. It is also possible that the prospective payment for capital costs at a Hospital will not be sufficient to cover the actual capital-related costs of the Hospital allocable to Medicare patients' stays.

         OUTPATIENT SERVICES. All services paid under the outpatient PPS are classified into groups called Ambulatory Payment Classifications or "APCs." Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS will make additional payment adjustments under Outpatient PPS, including "outlier" payments for services where the hospital's cost exceeds 2.5 times the APC rate for that service. In addition, certain other changes have reduced coinsurance payments below what they would have originally been under outpatient PPS.

         MEDICARE BAD DEBT. Medicare beneficiaries have a coinsurance payment and annual deductible for most inpatient and outpatient hospital services. Hospitals must first seek payment of any such coinsurance and deductible amounts from the Medicare beneficiary. If, after reasonable collection efforts, a hospital is unable to collect these coinsurance and deductible amounts, Medicare currently reimburses hospitals 70 percent of the uncollected coinsurance and deductible amount (known as "Medicare bad debt"). The President's fiscal year 2007 proposed budget would phase out the reimbursement of most Medicare bad debt. It is not possible to determine at this time whether such changes will be adopted as proposed.

         MEDICARE CONDITIONS OF PARTICIPATION. Hospitals must comply with provisions called "Conditions of Participation" in order to be eligible for Medicare reimbursement. CMS is responsible for ensuring that hospitals meet these regulatory Conditions of Participation. Under the Medicare rules, hospitals accredited by JCAHO are deemed to meet the Conditions of Participation. The Hospitals are each currently accredited by JCAHO and are therefore deemed to meet the Conditions of Participation.

         MEDICARE AUDITS. Medicare participating hospitals are subject to audits and retroactive audit adjustments with respect to reimbursement claimed under the Medicare program. Medicare regulations also provide for withholding Medicare payments in certain circumstances. Any such withholding with respect to the Hospitals could have a material adverse effect on the Company. In addition, contracts between hospitals and third-party payers often have contractual audit, setoff and withhold language that may cause substantial, retroactive adjustments. Medicare requires certain financial information be reported on a periodic basis, and with respect to certain types of classifications of information, penalties are imposed for inaccurate reports. As these requirements are numerous, technical and complex, there can be no assurance that the Company will avoid incurring such penalties.

         MEDICARE MANAGED CARE. The Medicare program allows various managed care plans, now known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program. Under the Medicare Advantage program, these private companies agree to accept a fixed, per-beneficiary payment from the Medicare program to cover all care that the beneficiary may require. Generally, in order to engage in risk contracting, a Medicare Advantage Plan must be licensed at the state level. In recent years, many private companies have discontinued their Medicare Advantage Plans. The result has been that the beneficiaries who were covered by the now-discontinued Medicare plan have been shifted back into the Medicare fee for service program or into a Medicare cost plan. The discontinuation of Medicare Advantage Plans has adversely affected many health care providers across the country and could materially adversely affect the Company. Also, the decrease in the number of Medicare beneficiaries enrolled in the Medicare Advantage program has not gone unnoticed by the Congress and CMS. Congress has recently increased payments to such plans and made other changes to Medicare managed care to encourage beneficiary enrollment in managed care plans. Future legislation or regulations may be created that attempt to increase participation in the Medicare Advantage program. The effect of these recent changes and any future legislation/regulation is unknown but could materially and adversely affect the Company.

MEDI-CAL (CALIFORNIA'S MEDICAID PROGRAM)

         FEE-FOR-SERVICE PROGRAM. The Medi-Cal program is a joint federal/state program that provides health care services to certain persons who are financially needy. Each of the Hospitals participates in the Medi-Cal program. The Medi-Cal program includes both a fee-for-service component and a managed care component. Inpatient hospital services under the fee-for- service component are reimbursed primarily under the Selective Provider Contracting Program. The Company is located in an area which is currently a "closed area" under the SPCP. In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital and additional care rendered to emergency patients who cannot be so stabilized for transfer). Contracting hospitals are generally paid for these services on the basis of all inclusive per diem rates they negotiate under their SPCP contracts. Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP contracts in order to be paid for their outpatient services. Each Hospital currently has an SPCP contract that will remain in effect through at least November 17, 2007 and there can be no assurance that the Hospital will maintain SPCP status thereafter or that the current Medi-Cal payment arrangements will continue. There can be no assurance that the SPCP contract rates paid to the Hospitals will cover each Hospital's cost of providing care.

         The Medi-Cal payment rates for outpatient services cover only a small portion of a Hospital's cost of providing care.

         MEDI-CAL MANAGED CARE. In addition to the fee-for-service component of Medi-Cal, Orange County (where the Hospitals are located) participates in the Medi-Cal managed care program. Many Medi-Cal beneficiaries in Orange County are covered under Medi-Cal managed care, and not under fee-for-service Medi-Cal. Medi-Cal managed care in Orange County is provided through a County Organized Health System known as CalOptima. A hospital that wants to participate in Medi-Cal managed care must contract with CalOptima, and is typically paid a negotiated capitated amount each month to provide, or arrange for the provision of, specified services to CalOptima members assigned to the hospital. Western Medical Center-Santa Ana had a contract with CalOptima which terminated as of June 2006. Coastal Communities Hospital has a contract with CalOptima which is currently in effect. There can be no assurance that the capitated payments received by Western Medical Center-Santa Ana were adequate to reimburse its costs of providing care under its CalOptima contract, or that the capitated payments that have been received and in the future will be received by Coastal Communities Hospital will be adequate to cover its costs of providing care under its capitated contract. A hospital which does not have a contract with CalOptima may provide covered services on an emergency basis, or pursuant to arrangements with other entities which have contracts with CalOptima. There are ongoing disputes between CalOptima and hospitals in Orange County concerning the amount CalOptima is obligated to pay for emergency services furnished by non-contracting hospitals. There can be no assurance that the amount paid to any of the Hospitals for services covered under CalOptima which are not covered under a contract between CalOptima and the Hospital will be adequate to reimburse a Hospital's costs of providing care.

         MEDI-CAL DSH PAYMENTS. Some of the Hospitals receive substantial additional Medi-Cal reimbursement as a disproportionate share ("DSH") hospital. Hospitals qualify for this additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients. The Medi-Cal funding for DSH hospitals, however, is dependent on state general fund appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs.

WORKERS' COMPENSATION REIMBURSEMENT

         FEE SCHEDULES. A portion of the Hospitals' revenues are expected to come from Workers' Compensation program reimbursements. As part of an effort in 2003 to control costs under the Workers' Compensation program, the California legislature enacted Labor Code Section 5307.1, which sets reimbursement for hospital inpatient and outpatient services, including outpatient surgery services, at a maximum of 120% of the current Medicare fee schedule for hospitals. The Administrative Director of the Division of Workers' Compensation is authorized to develop and, after public hearings, to adopt a fee schedule for outpatient surgery services, but this schedule may not be more than 120% of the current Medicare fee schedule for hospitals. This fee limitation limits the amount that the Hospitals will be paid for their services provided to Workers' Compensation patients.

         PROVIDER NETWORKS. California Senate Bill 899 authorized employers to establish medical provider networks for Workers' Compensation patients and to restrict their employees' access to medical services to providers who are participants in those networks. Employers are free to choose which providers will and will not participate in their networks, and employers pay participating providers on the basis of negotiated rates that may be lower than those that would otherwise be provided for by the Workers' Compensation fee schedules. Employers may also chose to contract with licensed HMOs and restrict access by their employees to participating providers of these HMOs. To the extent that the Hospitals are not selected for participation or do not participate in these networks or the Company is required to negotiate and accept lower reimbursement rates to gain participation in these networks, there will be an adverse financial impact on the Company. Also, the legislation requires networks to provide treatment in accordance with utilization controls to be established by the Department of Workers' Compensation. If the Hospitals participate in networks, utilization controls may limit the services for which the Hospital is reimbursed, which would have an adverse financial impact on the Company.

         FURTHER REFORM. There will likely continue to be substantial activity in the California Workers' Compensation reform area. In the past, the legislature has considered a number of bills, some of which would further reduce the maximum reimbursement for medical services, including hospital services. It is expected that any revisions to the Workers' Compensation fee schedule, when and if implemented, will reduce the fees the Hospitals receive for Workers' Compensation patients. The impact of such possible future fee schedule changes cannot be estimated at this time. It is also possible that the profitability of the Company could be impacted by other future Workers' Compensation cost control efforts.

COMMERCIAL INSURANCE

         Many private insurance companies contract with hospitals on a "preferred" provider basis, and many insurers have introduced plans known as preferred provider organizations ("PPOs"). Under preferred provider plans, patients who use the services of contracted providers are subject to more favorable copayments and deductibles than apply when they use non-contracted providers. In addition, under most health maintenance organizations ("HMOs"), private payers limit coverage to those services provided by selected hospitals. With this contracting authority, private payers direct patients away from nonselected hospitals by denying coverage for services provided by them. The Hospitals currently have several managed care contracts. If the Company's managed care contract rates are unfavorable or are reduced in the future, this may negatively impact the Hospitals and the Company's share price.

EMTALA

         In response to concerns regarding inappropriate hospital transfers of emergency patients based on the patient's inability to pay for the services provided, Congress enacted the Emergency Medical Treatment and Active Labor Act ("EMTALA") in 1986. This so-called "anti-dumping" law imposes certain requirements on hospitals with Medicare provider agreements to (1) provide a medical screening examination for any individual who comes to the hospital's emergency department, (2) provide necessary stabilizing treatment for emergency medical conditions and labor, and (3) not transfer a patient until the individual is stabilized, unless the benefits of transfer outweigh the risks. Since the Hospitals must provide emergency services without regard to a patient's ability to pay, complying with EMTALA could have an adverse impact on the profitability of the Hospitals, depending upon the number of patients treated in or through the emergency room who are unable to pay. Failure to comply with the law can result in exclusion of the physician from the Medicare and/or Medicaid programs or termination of the hospital's Medicare provider agreements, as well as civil penalties.

ANTI-KICKBACK, FRAUD AND SELF-REFERRAL REGULATIONS

FEDERAL ANTIKICKBACK LAW

         The Social Security Act's illegal remuneration provisions (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (a) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal health care program, which includes Medicare, Medicaid and TRICARE (formerly CHAMPUS, which provides benefits to dependents of members of the uniformed services) and any state health care program, or (b) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under the above payment programs. The Anti-kickback Statute contains both criminal and civil sanctions, which are enforced by the Office of Inspector General of DHHS ("OIG") and the United States Department of Justice. The criminal sanctions for a conviction under the Anti-kickback Statute are imprisonment for not more than five years, a fine of not more than $50,000 for each offense, or both, with higher penalties potentially being imposed under the federal Sentencing Guidelines. In addition to the imposition of criminal sanctions, the Secretary of DHHS may exclude any person or entity that commits an act described in the Anti-kickback Statute from participation in the Medicare program and direct states to also exclude that person from participation in state health care programs. The Secretary of DHHS can exercise this authority based on an administrative determination, without obtaining a criminal conviction. The burden of proof for the exclusion would be one that is customarily applicable to administrative proceedings, which is a lower standard than that required for a criminal conviction. In addition, violators of the Anti-kickback Statute may be subjected to civil money penalties of $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose.

         There is ever-increasing scrutiny by federal and state law enforcement authorities, OIG, DHHS, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of an entity's structure to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have been increased, and, generally, courts have broadly interpreted the scope of the Anti-kickback Statute, and have held, for example, that the Anti-kickback Statute may be violated if merely one purpose of a payment arrangement is to induce referrals. In addition, the OIG has long been on record that it believes that physician investments in health care companies can violate the Anti-kickback Statute and the OIG has demonstrated an aggressive attitude toward enforcement of the Anti- kickback Statute in the context of ownership relationships.

         The OIG has issued regulations specifying certain payment practices that will not be treated as a criminal offense under the Anti-kickback Statute and that will not provide a basis for exclusion from the Medicare or Medicaid programs (the "Safe Harbor Regulations"). These regulations include, among others, safe harbors for certain investments in both publicly traded and non-publicly traded companies. However, investments in the Company will not be protected by either of these safe harbor regulations. Nevertheless, the fact that a specific transaction does not meet all of the criteria of a "safe harbor" does not mean that such transaction constitutes a violation of the Anti-kickback Statute, and the OIG has indicated that any arrangement that does not meet all of the elements of a safe harbor will be evaluated on its specific facts and circumstances to determine whether the Anti-kickback Statute has been violated and, thus, if prosecution is warranted.

         The OIG is authorized to issue advisory opinions which interpret the Anti-kickback Statute and has issued several advisory opinions addressing investments by physicians in health care businesses. Based upon those opinions, it appears unlikely that the OIG would be willing to issue an advisory opinion protecting physician investments in the Company, and no such opinion has been requested by the Company. The Company nevertheless believes, based upon a federal court decision involving physician investments in clinical laboratories, that investments in it by physicians are not automatically prohibited by the Anti-kickback Statute, depending upon the circumstances surrounding such investment. The Company will review its physician- ownership structures in an effort to ensure that they do not violate the Anti-kickback Statute.

         The OIG also has identified many hospital-physician compensation arrangements that are potential violations of the Anti- kickback Statute, including: (a) payment of any incentive for the referral of patients; (b) use of free or discounted office space or equipment; (c) provision of free or discounted services, such as billing services; (d) free training; (e) income guarantees; (f) loans which are not fair market value or which may be forgiven;
(g) payment for services which require few, if any substantive duties by the physician or payment for services in excess of fair market value of the services; and (h) purchasing goods or services from physicians at prices in excess of fair market value. The Company will review its compensation relationships with physicians in an effort to ensure that they do not violate the Anti-kickback Statute.

CALIFORNIA ANTI-KICKBACK PROHIBITIONS

         California law prohibits remuneration of any kind in exchange for the referral of patients regardless of the nature of the payer of such services, and is therefore broader in this regard than is the federal statute. Nevertheless, this statute specifically provides that a medically necessary referral is not illegal solely because the physician that is making the referral has an ownership interest in the health care facility to which the referral is made if the physician's return on investment is based upon the amount of the physician's capital investment or proportional ownership and such ownership is not based upon the number or value of patients referred. Further, opinions of the California Attorney General indicate that distributions paid to physicians who invest in entities that conduct health related businesses generally do not violate California's anti-kickback law when the entity conducts a bona fide business, services performed are medically needed, and profit distributions are based upon each investor's proportional ownership interest, rather than the relative volume of each investor's utilization of the entity's business. California has a separate anti-kickback statute which applies only under the Medi-Cal program and which largely parallels the prohibitions of the federal anti-kickback statute. The Company believes that analysis under this Medi-Cal anti-kickback statue will be the same as under the federal anti-kickback statute discussed above.

FALSE AND OTHER IMPROPER CLAIMS

         The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs. In addition to other federal criminal and civil laws which punish health care fraud, the U.S. government, over the past several years, has accused an increasing number of health care providers of violating the federal Civil False Claims Act. The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the United States government; (2) knowingly uses a false record or statement to obtain payment; or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. False claims allegations could arise, for example, with respect to the Hospital's billings to the Medicare program for its services or the submission by the Hospital of Medicare cost reports. Specific intent to defraud the federal government is not required to act with knowledge. Instead, the False Claims Act defines "knowingly" to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because the Hospitals perform hundreds of procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

         Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although the Company intends that the operations of the Hospitals will materially comply with both federal and state laws related to the submission of claims, there can be no assurance that a determination that we have violated these claims-related laws will not be made, and any such determination could have a material adverse effect on the Company.

         In addition to the False Claims Act, federal civil monetary penalties provisions authorize the imposition of substantial civil money penalties against an entity which engages in activities including, but not limited to, (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the selection of a particular provider, practitioner or supplier for the ordering or receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; or (6) using a payment intended for a federal health care program beneficiary for another use. The Secretary of HHS, acting through the OIG, also has both mandatory and permissive authority to exclude individuals and entities from participation in federal health care programs pursuant to this statute. Also, it is a criminal federal health care fraud offense to: (1) knowingly and willfully execute or attempt to execute any scheme to defraud any health care benefit program, including any private or governmental program; or
(2) to obtain, by means of false or fraudulent pretenses, any property owned or controlled by any health care benefit program. Penalties for a violation of this federal law include fines and/or imprisonment, and a forfeiture of any property derived from proceeds traceable to the offense. In addition, if an individual is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the Secretary of DHHS is required to bar the individual from participation in federal health care programs and to notify the appropriate state agencies to bar the individuals from participation in state health care programs.

         While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark law or the anti-kickback statute can result in liability under the federal False Claims Act.

         Noncompliance with other regulatory requirements can also lead to liability under the False Claims Act if it can be established that compliance with those requirements is necessary in order for a Hospital to be paid for its services. Claims filed with private insurers can also lead to criminal and civil penalties under federal law, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes and of HIPAA's provisions which have made the defrauding of any health care insurer, whether public or private, a crime. The Hospitals are also subject to various state insurance statutes and regulations that prohibit the Hospitals from submitting inaccurate, incorrect or misleading claims. The Company intends that the Hospitals will comply with all state insurance laws and regulations regarding the submission of claims. IHHI cannot assure, however, that each Hospital's insurance claims will never be challenged or that the Hospitals will in all instances comply with all laws regulating its claims. If a Hospital were found to be in violation of a state insurance law or regulation, the Hospital could be subject to fines and criminal penalties, which could have a material adverse effect on the Company.

FEDERAL PHYSICIAN SELF-REFERRAL LAW

         Provisions of the Social Security Act commonly referred to as the "Stark" law prohibit referrals by a physician of Medicare patients to providers for a broad range of health services if the physician (or his or her immediate family member) has an ownership or other financial arrangement with the provider, unless an exception applies. The "designated health services" to which the Stark law applies include all inpatient and outpatient services provided by hospitals. Hospitals cannot bill for services they provide as a result of referrals that are made in violation of the Stark law. In addition, a violation of the Stark law may result in a denial of payment, require refunds to patients and to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for certain "circumvention schemes" and exclusion from participation in the Medicare, Medicaid and other federal programs. Violations of the Stark law may also be actionable as violations of the federal False Claims Act.

         Notwithstanding the breadth of the Stark law's general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician's ownership is in the hospital itself, and not merely in a subdivision of the hospital. The Hospitals intend to rely upon this exception to protect the ownership interests that certain physicians, through Orange County Physician Investment Network, LLC ("OC-PIN"), hold in them. In addition to physician ownership, the Hospitals have arrangements by which they compensate various physicians for services. Payments by the Company to such physicians will constitute financial relationships for purposes of the Stark law. Exemptions exist under the Stark law and its implementing regulations for various types of compensation relationships. The Company will endeavor to ensure that all of its financial relationships qualify for one or more exemptions under the Stark law. However, there can be no assurance that the Company will be successful in structuring all of its relationships with physicians so as to qualify for protection under one or more of the Stark law's exceptions. The failure to so qualify could have a material adverse effect on the Company.

SPECIALTY HOSPITALS

         For an 18 month "moratorium" period beginning on December 8, 2003 and ending on June 7, 2005, the Stark law's hospital ownership exemption was made unavailable by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") for ownership interests in "specialty" hospitals, which were defined as hospitals that are "primarily or exclusively" engaged in providing services to patients with cardiac conditions, patients with orthopedic conditions or patients who undergo surgical procedures. The Medicare Payment Advisory Commission ("MEDPAC") was required by MMA to conduct a comparative study of specialty and general hospitals and report its findings to Congress. MEDPAC prepared and submitted this report, which included a recommendation that Congress extend the moratorium to January 1, 2007. MEDPAC also recommended that adjustments be made in hospital DRGs to reduce the potential for specialty hospitals to profit from favorable patient selection, by establishing payments that more closely reflect the cost of providing care. CMS also studied specialty hospital issues. While it did not recommend an extension of the moratorium, it also recommended payment reforms for specialty hospitals and it imposed a moratorium on the enrollment in Medicare by new specialty hospitals, whether or not physician owned. MEDPAC's and CMS' payment reforms for specialty hospitals also were to apply to all such hospitals, whether or not they were physician owned. As of the date of this filing, Congress has not extended the moratorium and therefore it is currently not in effect. However, various interest groups continue to seek to re-institute the moratorium, make the moratorium permanent, remove the hospital ownership exception entirely or institute payment reforms for specialty hospitals.

         Although CMS has issued extensive regulations interpreting the Stark law and has issued a "One-Time Bulletin" addressing certain aspects of the specialty hospital moratorium, no statute or regulation defines what it means for a hospital to be "primarily or exclusively" providing specialty services. Two studies by the General Accounting Office ("GAO") which were precursors of the specialty hospital moratorium, defined specialty hospitals as hospitals where two-thirds or more of the patient discharges fall into either cardiac or orthopedic services, or two-thirds of the patient discharges had surgical procedures. In conducting its mandated study, MEDPAC defined specialty hospitals as hospitals where: (1) more than 45% of discharges are classified in the cardiac Medical Diagnostic Classification ("MDC"); (2) more than 45% of discharges are classified in the orthopedic MDC; (3) more than 45% of discharges that had surgical procedures; or (4) more than 66% of discharges fall into any two of the three prior categories. In administering its enrollment moratorium, also CMS defined specialty hospitals as those that provided more than 45% of their services in one of the designated specialty categories.

         If the moratorium is re-instituted, or made permanent, it is unclear what standard Congress or CMS would apply in defining a specialty hospital. The Company has not determined whether any of its Hospitals are "specialty" hospitals. If a Hospital is considered a "specialty" hospital, a physician-investor who purchased his/her shares during any extended moratorium period may not hold an ownership interest excepted from the Stark law. Further, there can no assurance that the hospital ownership exception will not be eliminated altogether. In addition, even if the self-referral moratorium is not extended, it is expected that payment reforms will be implemented that will impact all specialty hospitals, whether or not physician-owned.

CALIFORNIA PHYSICIAN SELF-REFERRAL LAW

         Restrictions on financial relationships between physicians and businesses to which they refer patients for specified types of services, including some services which will be provided by the Hospitals, also exist under California law. As is the case under federal law, the California self-referral restrictions can be triggered by financial relationships other than ownership. However, these laws contain a broad exemption permitting referrals to be made to a hospital so long as the referring physician is not compensated by the hospital for the referral and any equipment lease between the hospital and the physician satisfies certain requirements.

         An additional requirement imposed by California's self-referral laws is that any non-emergency imaging services performed for a workers' compensation patient with equipment that, when new, had a value of $400,000 or more must be pre-approved by the workers' compensation insurer or self-insured employer. This provision may require that preauthorization be obtained for MRI services ordered by the Hospitals' physician owners and others who have financial relationships with the Company. It is possible that insurers may refuse to provide any required preauthorizations in connection with referrals of workers' compensation patients made to the Hospitals by physicians who have financial relationships with it. However, given that MRI services for Workers' Compensation patients are not anticipated to represent a material portion of the Hospitals' services, the Company does not believe that any such refusals to provide required preauthorizations would have a material impact upon it.

LICENSING

         Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. These include requirements relating to Medicare participation and payment, state licensing agencies, private payers and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

DISCLOSURE OF FINANCIAL INTERESTS

         California law provides that it is unlawful for a physician to refer a patient to an organization in which the physician or the physician's immediate family has a significant beneficial interest unless the physician first discloses in writing to the patient that there is such an interest and advises the patient regarding alternative services, if such services are available. A "significant beneficial interest" means any financial interest equal to or greater than the lesser of five percent of the total beneficial interest or $5,000. This disclosure requirement may be satisfied by the posting of a conspicuous sign likely to be seen by all patients who use the facility or by providing patients with written disclosure statements. Physicians must also make disclosure of entities in which they hold significant financial interests to a patient's payer upon the request of the payer (not to be made more than once a year). A violation of this disclosure requirement constitutes "unprofessional conduct," and is grounds for the suspension or revocation of the physician's license. Further, it is deemed a misdemeanor punishable by imprisonment not to exceed six months, or by a fine not to exceed $2,500.

         In addition, California's general self-referral laws require that any physician who refers a person to, or seeks consultation from, an organization in which the physician has a financial interest must disclose the financial interest to the patient, or the parent or legal guardian of the patient, in writing, at the time of the referral or request for consultation. This requirement applies regardless of whether the financial interest is otherwise protected by one of the exemptions under the self-referral law. There is no minimum threshold of ownership required in order for this disclosure requirement to be triggered, and this disclosure requirement cannot be satisfied by the posting of a sign. A violation of this disclosure requirement may be subject to civil penalties of up to $5,000.00 for each offense. Physician investors in the Company (through OC-PIN or otherwise) are individually responsible for complying with these disclosure requirements with respect to their referrals to the Hospital. The obligation of physicians to make such disclosures or the impact of such disclosures on patients may have an effect on the Company and its business.

HIPAA

         The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") mandates the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. HIPAA requires that health care providers and other "covered entities" such as health insurance companies and other third-party payers, adopt uniform standards for the electronic transmission of, billing statements and insurance claims forms. HIPAA also establishes new federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health information and the rights of patients to understand and control how such information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. Violations of the privacy or security standards could result in civil penalties of up to $25,000 per violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, the Hospitals are also subject to state privacy laws, which in some cases are more restrictive than HIPAA and impose additional penalties.

         Compliance with the HIPAA privacy, security and electronic transmission regulations will require significant changes in information and claims processing practices utilized by health care providers, including the Company. Estimates vary widely on the economic cost of implementing these provisions of HIPAA. DHHS estimates the total nationwide cost of compliance with the privacy rule alone at approximately five billion dollars; the Blue Cross and Blue Shield Association estimated that the nationwide cost of compliance may exceed forty billion dollars. As such, the future financial effect of these regulations on the Company is uncertain at this time.

CORPORATE PRACTICE OF MEDICINE

         California has laws that prohibit corporations and other entities from employing physicians or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers. Although we intend to exercise care in structuring our arrangements with health care providers to comply with relevant California law, and we believe that such arrangements comply with applicable laws in all material respects, we cannot give you any assurance that governmental officials charged with responsibility for enforcing these laws will not assert that the Company, or certain transactions that we are involved in, are in violation of such laws, or that the courts will ultimately interpret such laws in a manner consistent with our interpretations.

CERTAIN ANTITRUST CONSIDERATIONS

         The addition of physician-investors in the Company could affect competition in the geographic area in which its Hospitals operate in various ways. Such effect on competition could give rise to claims that the Hospitals, their arrangements with consumers and business entities, or with physicians violate federal and state antitrust and unfair competition laws under a variety of theories. Accordingly, there can be no assurance that the activities or operations of the Hospitals will comply with federal and state antitrust or unfair competition laws, or that the Federal Trade Commission, the Antitrust Division of the Department of Justice, or any other party, including a physician participating in the Company's business, or a physician denied participation in the Company's business, will not challenge or seek to delay or enjoin the activities of the Company on antitrust or other grounds. If such a challenge is made, there can be no assurance that such challenge would be unsuccessful. We have not obtained an analysis of any possible antitrust implications of the activities of the Company or of the continuing arrangements and anticipated operations of the Hospitals.

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

         On November 18, 2003, Bruce Mogel, Larry B. Anderson, and James T. Ligon purchased a controlling interest in the Company (then known as First Deltavision) with the objective of transforming the Company into a leading provider of high-quality, cost-effective healthcare through the acquisition and management of financially distressed and/or under performing hospitals and other healthcare facilities.

         In the first quarter of 2004, the Company changed its fiscal year end from June 30 to December 31, and changed the Company's name to "Integrated Healthcare Holdings, Inc."

         Our principal executive offices are located at 1301 North Tustin Avenue, Santa Ana, California 92705, and our telephone number is (714) 953-3503.

ITEM 1A.  RISK FACTORS

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

         WE HAVE INCURRED A SIGNIFICANT LOSS IN OUR FIRST YEAR OF OPERATIONS. IF OUR SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE AND WE MAY LACK THE ABILITY TO CONTINUE AS A GOING CONCERN.

         As of December 31, 2005, we had an accumulated deficit of $46,656,725. We incurred a net loss of $44,558,367 for the year ended December 31, 2005. This included $21,064,669 in a non-cash warrant expense incurred as a result of the Rescission, Restructuring and Assignment Agreement (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). This loss, among other things, has had a material adverse effect on our stockholders' equity and working capital. The acquired hospitals continued to experience losses at levels comparable to their pre-acquisition performance. We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, and new issues of equity. However, there can be no assurance that we will achieve profitability in the future. If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline, and we may lack the ability to continue as a going concern.

         OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm has issued a report dated July 11, 2006 that included an explanatory paragraph referring to our losses from operations and net capital deficiency and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern in the long term is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenues and net income. The financial statements presented in this report do not include any adjustments that might result from the outcome of this uncertainty.

         WE MUST OBTAIN ADDITIONAL CAPITAL WHICH, IF AVAILABLE, WILL LIKELY RESULT IN SUBSTANTIAL DILUTION TO OUR CURRENT SHAREHOLDERS.

         We have incurred substantial operating losses. In addition, we have $81 million in notes payable, including a short term note for $10.7 million. Substantially all of our assets are pledged as collateral for repayment of this indebtedness. Of this indebtedness, $10.7 million must be refinanced by December 12, 2006 and the balance must be re-financed by March 2007. We have not yet secured alternative sources of capital to meet these re-financing requirements or re-negotiated these commitments with our lender. We may also need to raise additional funds to finance our on-going operations. There can be no assurance that we will be able raise additional funds on terms acceptable to us or at all. We may be required to issue additional equity securities in connection with such financings. Such additional equity, if available, is likely to substantially dilute the interest of our current shareholders in the Company. If we are unable to raise additional funds or re-finance our current commitments to our lender, we may declare bankruptcy, which would likely cause our shareholders to lose all or substantially all of their investment in our Company.

         WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE OBLIGATIONS.

         The debt service requirements on our $81 million in debt amount to approximately $0.9 million per month. Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following: (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

         OUR STOCK WAS REMOVED FROM QUOTATION ON THE OTC BULLETIN BOARD, WHICH HAS RESTRICTED THE ABILITY OF OUR SHAREHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET, AND COULD IMPAIR THE VALUE OF OUR COMMON STOCK. EVEN IF OUR STOCK IS QUOTED AGAIN ON THE OTC BULLETIN BOARD, A MARKET MAY NOT DEVELOP OR CONTINUE FOR OUR COMMON STOCK.

         On or about June 6, 2006, our stock was removed from quotation on the OTC Bulletin Board by the NASD due to our failure to timely file our Form 10-K for the fiscal year ended December 31, 2005. We subsequently received an additional notice from NASD indicating that we are also delinquent in filing our Form 10-Q for the quarterly period ended March 31, 2006. We intend to take steps to have our stock quoted again on the OTC Bulletin Board following the filing of our delinquent reports. However, there can be no assurance that our stock will be accepted for quotation on the OTC Bulletin Board or any other market or exchange. If our stock is not accepted on the OTC Bulletin Board or any other market or exchange, trading, if any, in our common stock would be conducted in the so-called "pink sheets". Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, and there may be lower prices for our securities than might otherwise be obtained.

         Even if our stock is quoted on the OTC Bulletin Board, there can be no assurance that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, and is likely to experience significance price fluctuations. Our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00. "Penny stocks" are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

         WE MAY FACE DIFFICULTIES INTEGRATING OUR ACQUISITION OF THE HOSPITALS.

         Our acquisition of the Hospitals involves numerous potential risks, including:

         o potential loss of key employees and management of acquired companies;
         o    difficulties integrating acquired personnel and distinct cultures;
         o difficulties ensuring compliance with all applicable laws and regulations;
         o difficulties integrating acquired companies into our proposed operating, financial planning and financial reporting systems;
         o    diversion of management attention; and
         o assumption of liabilities and potentially unforeseen liabilities, including liabilities for past failure to comply with healthcare regulations.

         If we are not able to successfully integrate the acquired hospitals, this could have a material adverse effect on our financial position, results of operations and cash flow.

         THE SUCCESS OF THE COMPANY WILL DEPEND ON PAYMENTS FROM THIRD PARTY PAYORS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS. IF THESE PAYMENTS ARE REDUCED OR DELAYED, OUR REVENUE WILL DECREASE.

         We are largely dependent upon private and governmental third party sources of payment for the services provided to patients in the Hospitals. The amount of payment a hospital receives for the various services it renders will be affected by market and cost factors, perhaps adversely, as well as other factors over which we have no control, including political concerns over the cost of medical care, Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors. Any meaningful reduction in the amounts paid by these third party payors for services rendered at the Hospitals will have a material adverse effect on our revenues.

PROVIDING QUALITY MEDICAL SERVICES FROM TALENTED PHYSICIANS IS CRITICAL TO OUR BUSINESS.

         Our business model depends, in large part, upon the efforts and success of the physicians who will perform services at the Hospitals and the strength of our relationships with these physicians. Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at the Hospitals, or any damage to the reputation of a key physician or group of physicians, could damage the Company's and the Hospitals' reputations in the medical marketplace and may subject us to liability and significantly reduce our revenue and increase our costs.

         IF EITHER THE COMPANY OR THE HOSPITALS FAIL TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS, WE MAY SUFFER PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS.

         The Company and the Hospitals are subject to many laws and regulations at the federal, state and local levels. These laws and regulations require the Hospitals to meet various licensing, certification and other requirements, including those relating to:

         o        physician ownership of the Hospitals;

         o        payments to specialty hospitals;

         o prohibited inducements for patient referrals and restrictions on payments for marketing;

         o the adequacy of medical care, equipment, personnel, operating policies and procedures;

         o        maintenance and protection of records; and

         o        environmental protection.

         Although a moratorium that prohibited physician owners of specialty hospitals from referring Medicare patients to the hospital they own has ended, if the moratorium is re-instituted, or made permanent, and if the Centers for Medicare and Medicaid Services ("CMS") determine that any Hospital is a "specialty hospital" under applicable Medicare rules and regulations, physician owners of the Hospitals would be prohibited from making Medicare referrals to the facilities. Further, other efforts are likely to be made to limit or prohibit referrals by physician owners of specialty, niche, or limited-service hospitals, and if those efforts are successful, the ability of physician owners to refer to the Hospitals could be adversely affected.

         If the Company fails to comply with applicable laws and regulations, it could suffer civil or criminal penalties. A number of initiatives have been proposed during the past several years to reform various aspects of the health care system. In the future, different interpretations or enforcement of existing or new laws and regulations could subject the current practices to allegations of impropriety or illegality, or could require the Company to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on the Hospitals' operations or reduce the demand for their services.

THE COMPANY IS IN THE PROCESS OF AUDITING ITS COMPLIANCE WITH VARIOUS LAWS RELATED TO ITS PHYSICIAN ARRANGEMENTS.

         The Company has begun auditing its compliance with the federal anti-kickback statute, Stark law and other applicable laws as they relate to the Company's relationships with referring physicians.

         The Company's majority shareholder, Orange County Physician Investment Network, LLC ("OC-PIN"), is owned and controlled by physicians who also refer to and practice at the Hospitals. OC-PIN may receive dividends as a shareholder of the Company. In addition, three of the members of OC-PIN serve as members of the Board of Directors of the Company, which directors receive payment for their services as directors. One physician-owner of OC-PIN, Dr. Anil Shah, is the Chairman of the Board of Directors and an employee of the Company. In addition, the Hospitals have various relationships with physicians who are not owners of the Company, including medical directorships, sharing in risk pools and service arrangements.

         At this time, the Company is aware that certain of its arrangements with physicians may not have been memorialized in a written agreement or may have expired and not been timely renewed or may have been entered into after services commenced, each of which may constitute a violation of the Stark law. The Company plans to institute a compliance program that will ensure that all physician arrangements are properly documented in the future. Additionally, the Company is reviewing the structure of the ownership interests of physician-investors from OC-PIN, the majority shareholder of the Company, and certain related party transactions, such as director fees for physician directors (see Note 10) and the related party lease with PCHI (see Note 10). If the Company or the Hospitals are not in compliance with federal and state fraud and abuse laws and physician self-referral laws, the Company could be subject to fines, penalties and other sanctions which would likely have a material adverse effect on the Company.

COST CONTAINMENT PROGRAMS IMPOSED BY THIRD-PARTY PAYORS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS, MAY DECREASE THE COMPANY'S REVENUE.

         The health care industry is currently undergoing significant changes and is regularly subject to regulatory and political intervention. We expect to derive a considerable portion of the Company's revenue through the Hospitals from government- sponsored health care programs and third-party payors (such as employers, private insurers, licensed health care service plans ("HMOs") or preferred provider organizations). The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower payment and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for hospitals. It is distinctly possible that Medicare reimbursement for many procedures performed at the Hospital may be reduced in the future. Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company's business, financial condition and/or results of operations. Further, rates paid by private third-party payors are generally higher than Medicare, Medicaid and HMO payment rates. Any decrease in the relative number of patients covered by private insurance would have a material adverse effect on the Company's revenues and operations.

PHYSICIAN CONTRACTING AND MEDICAL STAFF

         The Company and the Hospitals have entered into a variety of relationships with physicians. In an increasingly complex legal and regulatory environment, these relationships may pose a variety of legal or business risks. The primary relationship between a hospital and physicians who practice in it is through the hospital's organized medical staff. Medical staff bylaws, rules and policies establish the criteria and procedures at acute care hospitals, by which a physician may have his or her privileges, participation or membership curtailed, denied or revoked. Physicians who are denied medical staff membership or certain clinical privileges, or who have such membership, participation or privileges curtailed, denied or revoked often file legal actions against hospitals. Such actions may include a wide variety of claims, some of which could result in substantial uninsured damages to a hospital. In addition, failure of the governing body to adequately oversee the conduct of its medical staff may result in hospital liability to third parties.

LICENSING, SURVEYS, INVESTIGATIONS AND AUDITS

         Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. These include requirements relating to Medicare participation and payment, state licensing agencies, private payors and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

NURSING SHORTAGE

         Health care providers depend on qualified nurses to provide quality service to patients. There is currently a nationwide shortage of qualified nurses. This shortage and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk. For example, California has adopted legislation and regulations mandating a series of specific minimum patient-to-nurse ratios in all acute care hospital nursing units. Despite the fact that many hospitals are having difficulty complying with these new ratios, particularly during break and meal periods, a California court decision has upheld the regulations in full. Any failure by the Hospital to comply with nurse staff ratios could result in action by licensure authorities and may constitute evidence of negligence per se in the event any patient is harmed as the result of inadequate nurse staffing.

         In response to the shortage of qualified nurses, health care providers have increased and could continue to increase wages and benefits to recruit or retain nurses and have had to hire expensive contract nurses. The shortage could also limit the operations of healthcare providers by limiting the number of patient beds available. The Company has increased and is likely to have to continue to increase wages and benefits to recruit and retain nurses. The Company may also need to engage expensive contract nurses until permanent staff nurses can be hired to replace any departing nurses.

EARTHQUAKE SAFETY COMPLIANCE

         The Hospitals are located in an area near active and substantial earthquake faults and earthquake coverage with a policy limit of $50 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at a Hospital. In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to the facility by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit expenses. There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company.

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

         A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN CERTAIN MARKETS AND THE RESPECTIVE ECONOMIC CONDITIONS OR CHANGES IN THE LAWS AFFECTING OUR BUSINESS IN THOSE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

         We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         In March 2005, the Company completed the acquisition of the Hospitals. At the closing of the acquisition, the Company transferred all of the fee interests in the real estate acquired from Tenet (the "Hospital Properties") to Pacific Coast Holdings Investments, LLC ("PCHI"). The Company entered into a Triple Net Lease, dated March 7, 2005 (the "Triple Net Lease"), under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of December 31, 2005, the Company's principal facilities are listed in the following table:

                                  APPROXIMATE
                                   AGGREGATE                   INITIAL LEASE
             PROPERTY            SQUARE FOOTAGE  LEASE RATE      EXPIRATION
-------------------------------- -------------- ------------ -------------------
Western Medical Center-Santa Ana      360,000    See note 1.   Feb. 28, 2030
1001 North Tustin Avenue
Santa Ana, CA 92705

Administrative Building               40,000     See note 1.   Feb. 28, 2030
1301 N. Tustin Avenue.
Santa Ana, CA

Western Medical Center-Anaheim        132,000    See note 1.   Feb. 28, 2030
1025 South Anaheim Boulevard
Anaheim, CA 92805

Coastal Communities Hospital          115,000    See note 1.   Feb. 28, 2030
2701 South Bristol Street
Santa Ana, CA 92704

Doctor's Hospital Medical Office      37,000     See note 2.   March 30, 2009
Building
1901/1905 N. College Avenue
Santa Ana, CA 92706

Chapman Medical Center                140,000    See note 3.   December 31, 2023
2601 East Chapman Avenue
Orange, CA 92869
____________________________
    1. Initial monthly lease rate for all five properties equals one-twelfth of (a) the amount obtained by multiplying $50 million by the sum of the average annual interest rate charged on the loan secured by the first lien deed of trust on the Hospital Properties for the preceding month (the "Real Estate Loan") plus the "landlord's spread" (for the first year, the difference between 12% and the annual interest rate on the Real Estate Loan up to 2.5%, and then 2.5% thereafter), plus (b) beginning on the earlier of the refinancing of the Hospital Properties or March 8, 2007, $2.5 million. Leased from PCHI.
    2. Initial monthly lease rate for all of the medical office properties equals the rent received from the tenants of these properties less the actual monthly costs to operate the properties, including insurance and real property taxes. Leased from PCHI.
    3. Leased from an unrelated party. Monthly lease payments are approximately $112,092.

         The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. We are required to meet these standards by December 31, 2012. In addition, over time, hospitals must meet performance standards meant to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must conduct all necessary seismic evaluations and be retrofitted, if needed, by 2030 to be in substantial compliance with the highest seismic performance standards. Management has not completed engineering studies nor developed compliance plans for the acquired hospitals. At this time, all of our general acute care hospitals in California are in compliance with all current seismic requirements. Until completion of the engineering studies, the Company is unable to estimate the costs of complying with future seismic regulations, which could be material.

ITEM 3.  LEGAL PROCEEDINGS

         We and our subsidiaries are involved in various legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters is likely to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our 2005 annual meeting of shareholders was held on October 25, 2005. Of the 67,309,000 shares eligible to vote, 62,686,575 appeared by proxy and established a quorum for the meeting. The matters listed in the table below were approved by a majority of the shareholders appearing at the meeting.


  ELECTION OF DIRECTORS         VOTES FOR    VOTES AGAINST    VOTES WITHHELD   NOT VOTED
  ---------------------         ---------    -------------    --------------   ---------
Maurice J. DeWald               62,662,300         0              24,275       4,622,425
Bruce Mogel                     62,686,575         0                0          4,622,425
James T. Ligon                  62,662,300         0              24,275       4,622,425
Jaime Ludmir, M.D.              62,662,300         0              24,275       4,622,425
Syed Salman J. Naqvi, M.D.      62,662,300         0              24,275       4,622,425
J. Fernando Niebla              62,662,300         0              24,275       4,622,425
Anil V. Shah, M.D.              62,582,300         0             104,275       4,622,425

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no organized or established trading market for our Company Stock. The Company's common stock was, until June 6, 2006, listed for trading on the OTC Bulletin Board under the symbol "IHCH." There currently is no public market for the Company's common stock. Prior to the suspension of trading of our shares on the OTC Bulletin, Board, the trading market for the Common Stock was extremely thin. In view of the lack of an organized or established trading market for the Common Stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart below as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the Common Stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

         The following table sets forth the high and low bid price for the Company's Common Stock for each quarter for the period from January 1, 2004 through December 31, 2005, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        YEAR                PERIOD                 HIGH                LOW
      --------          --------------             -----              -----
        2004            First Quarter              $3.15              $0.65
                        Second Quarter             $1.00              $0.55
                        Third Quarter              $0.70              $0.15
                        Fourth Quarter             $0.62              $0.25
        2005            First Quarter              $1.55              $0.36
                        Second Quarter             $1.13              $0.61
                        Third Quarter              $0.80              $0.51
                        Fourth Quarter             $0.60              $0.35

         As of the date of this report, there were approximately 232 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

         The Company currently has no compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and footnotes included elsewhere in this Form 10-K.


AT OR FOR THE FISCAL YEARS ENDED DECEMBER 31,
---------------------------------------------
($ IN 000)                              2005            2004           2003
                                    ------------   ------------    ------------

SELECTED BALANCE SHEET DATA:

Working Capital                      $     8,679   $    (12,132)   $        149
Property and equipment                    59,431             57              47
Other Assets                               1,141         11,187             156
Long term Debt                            70,331             --              --
Warrant Liability                         21,065             --              --
Capital lease obligations                  4,961             --              --
Minority interest                          3,342             --              --
Stockholders' Equity (Deficiency)        (30,447)          (888)            353

SELECTED INCOME STATEMENT DATA:

Collectable Net Revenue             $    246,966   $         --    $         --
Salaries and Benefits                   (153,574)            --              --
Supplies                                 (39,250)            --              --
Other Operating Expenses                 (58,715)        (1,840)            (28)
Warrant Expenses                         (21,065)            --              --
Depreciation and Amortization             (2,178)            --              --
Interest Expense                          (9,925)            --              --
Provision for Income Taxes                    --             --              --
Net loss before minority interest   $    (46,217)  $     (1,840)   $        (28)
                                    ============   ============    ============
Net loss attributable to common
stock                               $    (44,558)  $     (1,840)   $        (28)
                                    ============   ============    ============
PER SHARE DATA:

Net loss:
Basic and fully diluted             $      (0.49)  $      (0.09)   $      (0.01)
Weighted average number of common
shares outstanding:                   90,330,428     19,986,750       3,470,589

         On March 8, 2005 the Company completed the acquisition and commenced operation of the Hospitals. Prior to that time the Company reported activity as a development stage enterprise. The operating results data presented above are not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: changes in Medicare regulations; Medicaid funding levels set by the State of California and the County of Orange; levels of malpractice expense and settlement trends; availability of trained health care personnel and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) unemployment levels; (2) the business environment of local communities; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) factors relating to the timing of elective procedures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Part I "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

OVERVIEW

         ACQUISITION - Prior to March 8, 2005, we were primarily a development stage company with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and completed the transaction on March 8, 2005 (the "Acquisition"). Effective March 8, 2005, we acquired and began operating the following four hospital facilities in Orange County, California (referred to in this report as our "Hospitals"):

         o    282-bed Western Medical Center in Santa Ana;
         o    188-bed Western Medical Center in Anaheim;
         o    178-bed Coastal Communities Hospital in Santa Ana; and
         o    114-bed Chapman Medical Center in Orange.

         We enter into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet's negotiated rate agreements were assigned to our Hospitals. Our own Medicare provider numbers were received in April 2005. California State Medicaid Program provider numbers were received in June 2005.

         ACQUISITION DEBT - Effective March 3, 2005, in connection with the Acquisition, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non-revolving Line of Credit and $50,000,000 (less $5,000,000 repayment on December 12, 2005) is in the form of Acquisition Loan (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition. The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals.

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to Pacific Coast Holdings Investment, LLC ("PCHI"). The Company sold $5 million in limited partnership interests to finance the Acquisition and PCHI guaranteed the Company's Acquisition Loan. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. In accordance with Financial Accounting Standards Board Interpretation Number 46R, "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51," PCHI is a variable interest entity and has been included in the Company's consolidated financial statements as of and for the year ended December 31, 2005.

         The Company remains primarily liable under the Acquisition Loan note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the Acquisition Loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

         ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into a two year Accounts Purchase Agreement (the "APA") with Medical Provider Financial Corporation I (the "Buyer"). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. After accounts receivable are sold, the APA requires the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer. The Company accounts for its sale of accounts receivable in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125."

         On a weekly basis, the accounts receivable are sold in four purchases representing the prior week's billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 85% of the advance rate amount (the "85% Advance") to the Company and holds the remaining 15% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until the purchase is closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

         The following table reflects the components of Account Receivable and Receivable from Buyer of Accounts as of December 31, 2005:

Accounts receivable:
  Governmental                                                     $ 10,394,875
  Non-governmental                                                    9,345,678
                                                                   ------------
                                                                     19,740,553
Less allowance for doubtful accounts                                 (3,148,276)
                                                                   ------------
  Net patient accounts receivable                                    16,592,277
                                                                   ------------
Security Reserve Funds                                               12,127,337
Deferred purchase price receivables                                   9,337,703
                                                                   ------------
  Receivable from Buyer of accounts                                  21,465,040
                                                                   ------------
                                                                   $ 38,057,317
                                                                   ============

         Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $11.0 million and $18.1 million, respectively, for the year ended December 31, 2005, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, MediCal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. The Company has reported sales of $13,377,102 in governmental accounts receivable as of December 31, 2005 that are subject to the foregoing limitation.

         The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. For the year ended December 31, 2005, the Company incurred a loss on sale of accounts receivable of $8,470,053.

         During the year ended December 31, 2005, the Company sold accounts receivable with a net book value of $214,360,537, for which the Company received $190,631,569, comprised of $179,744,444, representing the 85% Advance, and $10,887,125 from the Security Reserve Funds, which exceeded the 25% Cap and was released by the Buyer. Collections relating to the sold accounts receivable totaled $179,788,372, resulting in a net advance rate amount to the Company of $10,843,197 as of December 31, 2005. At December 31, 2005, the Security Reserve Funds balance of $12,127,337 was in excess of the 25% Cap by approximately $1,487,000, which was released to the Company subsequent to December 31, 2005.

         COMMON STOCK WARRANTS - On January 27, 2005, the Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas, both of whom have ownership interests in PCHI (the "Restructuring Agreement"). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a Real Estate Purchase Option agreement originally dated September 28, 2004 to purchase 100% of substantially all of the real property in the Acquisition for $5 million (the "Real Estate Option"), all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the company released its initial deposit of $10 million plus accrued interest on the Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's common stock (the "Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). Concurrent with the close of the Acquisition, the Company repaid the non-convertible secured promissory notes of $1,264,014 to Dr. Chaudhuri and Mr. Thomas.

         The Warrants are exercisable beginning January 27, 2007 and expire
3.5 years from the date of issuance. The exercise price for the first 43 million shares purchased under the Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter until expiration of the warrants.

         Effective December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement") with the Credit Parties and the Lender. Under the December Credit Agreement, the Lender loaned $10,700,000 to the Company as evidenced by a promissory note (the "December Note"), of which $5 million was used to pay down the Acquisition Loan. Interest is payable monthly at the rate of 12% per annum and the December Note is due on December 12, 2006.

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The December Note Warrant entitles the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the December Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the number of shares acquired. The December Note Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the December Credit Agreement by the Lender or the Company's payment in full of all obligations under the December Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the December Note Warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the December Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the December Note Warrant, then the Company must offer to the holder of the December Note Warrant the opportunity to include the number of shares of common stock as the holder may request.

         Based upon a valuation obtained by the Company from an independent valuation firm, the Company recorded an expense of $17,604,292 related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the underlying shares at the date of grant and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants. For the period from December 12, 2005 to December 31, 2005 the Company recognized $3,460,377 in change in fair value of derivative in the accompanying consolidated statement of operations for the year ended December 31, 2005.

         As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant issued on December 12, 2005, the Company has determined that share settlement of the Warrants issued on January 27, 2005 is no longer within its control and reclassified the Warrants as a liability on December 12, 2005 in accordance with EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43,254,715 accordingly remains unchanged.

         Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liability, current, in its consolidated balance sheet as of December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

         The Company computed the fair value of the Warrants, and the fair value of the December Note Warrant and related number of shares, based on the Black-Scholes option pricing model. Due to the fact that the Company emerged from the development stage during the year ended December 31, 2005, the Company computed the volatility of its stock based on an average of public companies that own hospitals. Although management believes this is the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

SIGNIFICANT CHALLENGES

         COMPANY - Our acquisition of the Hospitals involves numerous potential risks, including:

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

         Our acquisition also involved significant cash expenditures, debt incurrence and integration expenses that could seriously strain our financial condition. If we are required to issue equity securities to raise additional capital, existing stockholders will likely be substantially diluted, which could affect the market price of our stock.

         INDUSTRY - Our Hospitals receive a substantial portion of their revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services.

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

         Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of facilities, and reimbursement. These regulations relate, among other things, to the adequacy of physical property and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Because these regulations are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

         We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions. Other third-party payer sources also reserve rights to conduct audits and make monetary adjustments in connection with or exclusive of audit activities.

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

         We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses of $44,558,367 (inclusive of a warrant issuance and holding expenses of $21,064,669 incurred in connection with the Acquisition) during the year ended December 31, 2005 and had working capital of $8,678,836 at December 31, 2005. Current liabilities as of December 31, 2005 excluded $70,330,734 in term loans due March 2, 2007.

         On or around May 9, 2005, the Company received notice that it was in default of its Acquisition Loan and Line of Credit. Effective December 12, 2005, the Company entered into a one year credit agreement for $10,700,000, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the one year credit agreement and (iv) included certain indemnities and releases in favor of the Lender. Accordingly, on December 12, 2005, the Company paid $5,000,000 against the Acquisition Loan reducing its outstanding balance to $45 million. As of December 31, 2005, the Company had outstanding short term and long term debt aggregating $81,030,734, of which $10,700,000 was classified as warrant liability, current. See "Overview - Common Stock Warrants" above in this
Item 7.

         Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Acquisition Loan and Line of Credit that changed the interest rate from 14% to prime plus 5.75%. As a result, future increases in the prime rate would increase the Company's interest expense.

         Working capital as of December 31, 2005 was $8.7 million and, for the year then ended, cash used by operations was $13.1 million. From acquisition of the hospitals on March 8, 2005, this represents an average of $1.3 million per month of corrective action that is required to preserve the current working capital position. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

         1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 vs. 2005.

         2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. However, a net improvement of $0.2 to $0.3 million per month is a reasonable expectation for 2006.

         3. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. The Company intends to work with interested parties to place an additional $20 million in equity, of which $10.7 million will be applied toward the payment of the December Note and the remainder will reduce the level required when the term notes are refinanced. Additionally, management believes the reduction in leverage and refinancing will yield reductions in the discount on sales of accounts receivable. The combined impact of these changes is expected to yield from $0.4 to $0.5 million in reduced capital costs per month. These steps are subject to the approval of the Company's Board of Directors which currently is comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

         The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

         As of December 31, 2005, the Company had $4,669,266 available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries,
(b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

         Two amendments to the APA will accelerate the Company's cash receipts in connection with its sales of accounts receivable. Effective January 1, 2006, the APA was amended to reflect the following changes:
                                                          Through      Starting
                                                        December 31,  January 1,
                                                           2005          2006
                                                        ------------  ----------
     Advance rate amount -
              % received at time of sale                    85%          95%
     Advance rate amount -
              % held by Buyer in Security Reserve Funds     15%           5%

         Further, effective March 31, 2006, another amendment to the APA reduced the required accumulated Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. If this amendment had been in place as of December 31, 2005, the accumulated Security Reserve Funds balance of $12,127,337 would have been in excess of the total advance rate amount by approximately $5,743,000. Excess accumulated Security Reserve Funds resulting from this amendment were released to the Company in early 2006.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company acquired the Hospitals on March 8, 2005, representing 9.8 months of operations for the 2005 fiscal year. Prior to March 8, 2005, the Company was a development stage enterprise with no revenues and limited expenses. Since we had no operations prior to 2005, we compare our 2005 financial performance to prior years' financial performance of the Hospitals while they were owned by Tenet. This information was provided to us by Tenet in conjunction with our acquisition of the Hospitals. While we believe such information to be reliable and to have been prepared in accordance with generally accepted accounting principles, the financial information provided to us by Tenet relating to the Hospitals prior to March 8, 2005 was not prepared by us or audited by our independent accounting firm.

         NET OPERATING REVENUES - Net operating revenues of approximately $284 million for the period from March 8, 2005 through December 31, 2005 compare favorably to the prorated revenues of $257 million under Tenet in the preceding year (a 10% increase). This is the result of favorable rate negotiations with payers following the change in ownership. Patient days were relatively flat declining approximately 0.3%. A number of contract increases were executed during the fourth quarter of 2005. The expected effect of these increases for fiscal 2006 is $10 million to $11 million in additional revenues.

         OPERATING EXPENSES - Operating expenses, net of noncash charges, of approximately $297 million for the period from March 8, 2005 through December 31, 2005 increased 0.7% from the prorated operating expenses, net of noncash charges, of $295 million under Tenet in the preceding year.

         Wage increases averaged 7% in 2005 as the result of Tenet's commitment to employees that the Company agreed to honor. These were offset by improved efficiencies. We expect comparable wage increases in 2006 and have identified $3 million to $4 million in additional cost reductions to partially offset this.

         OTHER EXPENSE - Other expense includes interest expense of $9.9 million and noncash charges relating to warrant expense of $21.6 million. Warrant expense includes a $17.6 million expense for warrants granted in connection with a restrucurting of our agreement with our lead investor, Dr. Kali Chaudhuri, in January 2005 and closing on the Hospital Acquisition in March 2005. This was a one-time noncash charge. Additionally, a noncash charge of $3.5 million was recognized for the change in carrying value on the warrants (as described more fully in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K). Since this was characterized as a financing activity in our amended Form 10-Q/As for the 2005 quarters, we have classified the costs with other financing costs below the loss from operations in our consolidated statements of operations for the year ended December 31, 2005.

CRITICAL ACCOUNTING ESTIMATES

         REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established a settlement receivable for the year ended December 31, 2005 of $2,273,248.

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

         The Hospitals received new provider numbers during the year ended December 31, 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. The Company has recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $2,169,626. These reserves offset against the third party settlement receivables and are included as a net receivable of $103,622 due from governmental payers in the Company's consolidated balance sheet as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the year ended December 31, 2005, the Hospitals received $11,022,185 in payments. The Company estimates an additional $2,921,150 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of December 31, 2005.

         Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate expected reimbursement for patient of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. Management does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the Company's consolidated financial statements as of and for the year ended December 31, 2005.

         The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the year ended December 31, 2005 were approximately $3.1 million.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid are fully reserved when they reach 180 days old.

         SALE OF ACCOUNTS RECEIVABLE - During the year ended December 31, 2005, the Company incurred $8,470,053 in loss on sale of accounts receivable. See "Overview - Accounts Purchase Agreement" above in this Item 7.

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

         During the year ended December 31, 2005, the Company recorded a provision for doubtful accounts of $37,348,984.

         COMMON STOCK WARRANTS - During the year ended December 31, 2005, the Company incurred $21,064,669 in warrant related expenses. See "Overview - Common Stock Warrants" above in this Item 7.

RECENT ACCOUNTING STANDARDS

         In October 2004, the FASB issued SFAS 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for the Company as of the fiscal year commencing January 1, 2006. The statement generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations. This standard also requires that the modified prospective transition method be used, under which the Company will recognize compensation cost for (1) the fair value of new awards granted, modified or settled after the effective date of the SFAS 123(R); and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such date.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe SFAS 154 will have a material effect on its consolidated balance sheets or statements of operations.

         In December 2005, FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB No. 143." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 "Accounting for Asset Retirement Obligations" and is effective for fiscal years ending after December 15, 2005. The Company does not believe FIN 47 will have a material effect on its consolidated balance sheets or statements of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155, among other things: permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2005, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 5 and 7 to the consolidated financial statements as of and for the year ended December 31, 2005. We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as a part of this report beginning on page F-1:

     PAGE   DESCRIPTION
     F-1    Report of Independent Registered Public Accounting Firm.
     F-2    Report of prior Independent Registered Public Accounting Firm.
     F-3    Consolidated Balance Sheets as of December 31, 2005 and 2004.
     F-4    Consolidated Statements of Operations for the years ended December
            31, 2005, 2004 and 2003.
     F-5    Consolidated Statements of Shareholders' Deficiency as of December
            31, 2005, 2004 and 2003.
     F-6    Consolidated Statements of Cash Flows for the years ended December
            31, 2005, 2004 and 2003.
     F-7    Notes to Consolidated Financial Statements.
     F-32   Schedule II - Valuation and Qualifying Accounts


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

         Based on these evaluations and re-evaluations, management determined that the Company's system of disclosure controls and procedures was not effective as of March 31, June 30, September 30 and December 31, 2005, and the Company's systems of internal control over financial reporting was not effective as of December 31, 2005, due to the presence of certain material weaknesses. These weaknesses contributed to the need for restatements of our financial statements for the quarterly periods ended March 31, June 30 and September 30, 2005 as follows.

         1. During 2005, the Company revised its calculation of Warrant expense incurred during the three months ended March 31, 2005 after review of its accounting treatment following receipt of comments from the Staff of the Securities and Exchange Commission. The total adjustment required to increase the Warrant expense to its proper balance was $780,827 pre-tax for such period. This adjustment was necessary because the Company recognized the Warrant expense as a nonrecurring settlement charge during the three months ended March 31, 2005 using a probability analysis to estimate the maximum number of warrants exercisable at the date of issuance of 43,254,715 shares.

         2. During 2005, the Company revised its provision for income taxes due to an error in the calculation of the taxable gain on the sale of real property to PCHI (see Note 8 to the consolidated financial statements as of and for the year ended December 31, 2005). The total adjustment required to reduce the provision for income taxes was $528,000 for the three months ended March 31, 2005, $496,000 for the three months ended June 30, 2005, $799,000 for the three months ended September 30, 2005, and $1,823,000 for the nine months ended September 30, 2005.

         3. As described in Note 3 to the consolidated financial statements, the Company reported advances on the sale of accounts receivable as a loan. Arguments for this treatment included limitations on the sale of governmental accounts, as embodied in the agreement with the purchaser, that acknowledge the legal transfer of title is completed at the time payment is received. During the three months ended December 31, 2005, management concluded that the transaction meets the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" for recognition of the sale. The Company will also seek an advisory opinion, explaining the distinction in its request to the Federal Center for Medicare and Medicaid Services and the inclusion of $13.4 million in uncollected governmental accounts receivable under this sale agreement. The Company believes it is compliant with the rules under which such sales may occur and can explain its position for reporting purposes. The accrual of the related loss on sale of accounts receivable and the associated tax effect results in a restatement decreasing the loss from operations by $1,232,000 and $1,361,000 for the quarters ended June 30, 2005 and September 30, 2005, respectively. The effect has been included in the Company's consolidated statement of operations for the year ended December 31, 2005. See also, Supplement Financial Information - Selected Quarterly Financial Data elsewhere in this Annual Report on Form 10-K.

         Management has identified, as a material weakness contributing to these restatements, that the Company's research and analysis of complex accounting issues was inadequate. Although the types of complex transactions giving rise to the restatements are expected to occur very infrequently, management believes that its process of analyzing and accounting for complex financial transactions requires improvement. In addition to inadequate expertise, due to business exigencies there was a lack of complete accounting analysis of these transactions until after they were completed, which contributed to an incomplete accounting analysis. Under the direction of the Audit Committee, management intends in the future to engage experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions, and to do so prior to or concurrently with the Company's commitment to these transactions.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table contains certain information concerning our directors and executive officers:

        NAME                  AGE          POSITIONS WITH THE COMPANY        DATE BECAME DIRECTOR
        ----                  ---          --------------------------        --------------------
Anil V. Shah, M.D.             56      Executive Chairman of the Board         January 31, 2005
Maurice J. DeWald              65      Director                                 August 1, 2005
Jaime Ludmir, M.D.             56      Director                                 August 1, 2005
Bruce  Mogel                   48      Director, Chief Executive Officer       November 18, 2003
Syed Salman J. Naqvi, M.D.     44      Director                                 August 1, 2005
J. Fernando Niebla             66      Director                                 August 1, 2005
Larry B. Anderson              57      President
Steven R. Blake                53      Chief Financial Officer
Daniel J. Brothman             51      Senior Vice President, Operations

         DR. ANIL V. SHAH is Executive Chairman of the Board of Directors of the Company. He is also the manager of Orange County Physicians Investment Network, LLC, the Company's principal shareholder. Dr. Shah is a Board certified cardiologist active in practice for the last 23 years. He is an interventional and nuclear cardiologist and also performs cutting edge imaging techniques including CT angiography of the heart. Dr. Shah was a fellow in cardiology and subsequently a research fellow in nuclear cardiology at the VA Hospital Wadsworth and UCLA School of Medicine. He has held several positions at hospitals where he practices and has been an active speaker at various forums in his field.

         MAURICE J. DEWALD is a member of the Board of Directors of the Company and sits on the Audit Committee. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG, LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is a director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc., and Quality Systems, Inc., and is a former director of Tenet Healthcare Corporation. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant.

         JAIME LUDMIR, M.D. is a member of the Board of Directors of the Company. He is a practicing physician in Orange County, California and is Board Certified in Obstetrics and Gynecology. He was Chairman of the OB-GYN Department at Coastal Communities Hospital until 2004, which has been owned by the Company since March of 2005. Dr. Ludmir is a member of the Company's principal shareholder, Orange County Physicians Investment Network, LLC.

         BRUCE MOGEL, Chief Executive Officer and director of the Company, has over 25 years of experience in operational management and has held several lead executive roles in the healthcare field. Most recently, from 1999-2002, Mr. Mogel served as Executive Vice President of Operations for Doctors' Community Healthcare Corp, where he was responsible for the operations and profitability of five acute care hospitals and one psychiatric hospital, and managed a team of six hospital CEOs and other senior management members. Mr. Mogel earned his Bachelor's degree from The State University of New York at Buffalo with a degree in English.

         SYED SALMAN J. NAQVI, M.D. is a member of the Board of Directors of the Company. He is a practicing physician in Orange County, California and is Board Certified in Pulmonary Medicine. He is an Assistant Clinical Professor of Medicine at the University of California, Irvine. He also serves as Medical Director of the Pulmonary Department at Kindred Hospital in Westminster, California, and the Medical Director of the Cardio-Pulmonary Department and the Subacute Unit at Coastal Communities Hospital in Santa Ana, California, which has been owned by the Company since March 2005. Dr. Naqvi is the co-manager of the Company's principal shareholder, Orange County Physician Investment Network, LLC.

         J. FERNANDO NIEBLA is a member of the Board of Directors of the Company and sits on the Audit Committee. He has served as President of International Technology Partners, LLC, an IT and business consulting services company based on Orange County, California since August 1998. He is also a founder of Infotec Development Inc. and Infotec Commercial Systems, two national information technology firms. He currently serves on the Boards of Directors of Union Bank of California, Pacific Life Corp. and Granite Construction Corp., the Board of Trustees of the Orange County Health Foundation, and on the Advisory Boards to the USC IMSC (Integrated Media Systems Center). Mr. Niebla holds a B.S. degree in Electrical Engineering from the University of Arizona and an M.S. QBA from the University of Southern California.

         LARRY B. ANDERSON, President of the Company, has over 20 years of senior level executive experience in an enterprise with over $65 billion per year in sales. A California licensed attorney since 1975, Mr. Anderson specializes in employment and business law matters, including collective bargaining, arbitrations, unfair labor practices and court cases as well as transactional work in contracts and due diligence. From 2002-2003, as the Executive Vice President, Human Resources and General Counsel, Litigation, Mr. Anderson managed all litigation for a seven hospital chain in Southern California. Mr. Anderson earned his Bachelor of Arts degree in Political Science from California State University, Long Beach, and his law degree from Loyola University.

         STEVEN R. BLAKE, who is the Chief Financial Officer of the Company, is a California licensed Certified Public Accountant (CPA). Mr. Blake came to IHHI with over twenty years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet Healthcare Corporation, a position he held for over seventeen years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake's strong hospital financial background combined with his knowledge of public company requirements made him a strong addition to IHHI's corporate team.

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

         Directors DeWald and Niebla constitute the Audit Committee of the Board of Directors. The Company does not have a Nominating Committee, but the entire Board of Directors performs the functions of this committee. Directors DeWald and Niebla are considered "independent" under the description of independence used for Nasdaq-listed companies. The Board of Directors has determined that Director DeWald is an "audit committee financial expert" as defined in the SEC rules.

CODE OF ETHICS

         We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and controller) and directors. Our Code of Business Conduct and Ethics can be obtained free of charge by sending a request to our Corporate Secretary to the following address: Integrated Healthcare Holdings, Inc., Attn: Larry Anderson, 1301 North Tustin Avenue, Santa Ana, California 92705.

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

         Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended December 31, 2005, OC-PIN, Dr. Shah and Dr. Naqvi filed late a Form 3 and Form 4, and Dr. Ludmir and Mr. Niebla filed late a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth summary information regarding compensation earned by (i) our chief executive officer during fiscal year 2005;
(ii) each of our other most highly compensated executive officers employed by us as of December 31, 2005 whose salary and bonus for the fiscal year ended December 31, 2005 was in excess of $100,000 for their services rendered in all capacities to us; and (iii) one additional individual for whom disclosure would be required to be provided but for the fact that the individual was not serving as an executive officer at December 31, 2005. The listed individuals are referred to as the "Named Executive Officers".


                                                   SUMMARY COMPENSATION TABLE
                                        Annual Compensation              Long-Term Compensation
                                      ------------------------   -------------------------------------
                                                                           Awards              Payouts
                                                                 --------------------------    -------
                                                                 Restricted    Securities
                                                  Other Annual     Stock       Underlying       LTIP        All Other
                            Salary      Bonus     Compensation     Awards      Option/SARs     Payouts    Compensation
Name and Position  Year        $          $            $             $         and Warrants       $             $ (1)
-----------------  ----     ------    --------    ------------   ----------    ------------    -------    ------------

Bruce Mogel        2005     360,000         0        24,871          0              0             0             0
Chief Executive    2004     250,000    50,000        33,000          0              0             0             0
Officer  (1)       2003           0         0             0          0              0             0             0

Larry B. Anderson  2005     360,000         0        24,387          0              0             0             0
President (1)      2004     250,000    50,000        33,000          0              0             0             0
                   2003           0         0             0          0              0             0             0

Steven R. Blake    2005     216,580         0             0          0              0             0             0
Chief Financial    2004           0         0             0          0              0             0             0
Officer            2003           0         0             0          0              0             0             0

Daniel J.          2005     216,346         0             0          0              0             0             0
Brothman           2004           0         0             0          0              0             0             0
Senior Vice        2003           0         0             0          0              0             0             0
President,
Operations

Anil V. Shah,      2005     400,553         0             0          0              0             0             0
M.D. Executive     2004           0         0             0          0              0             0             0
Chairman           2003           0         0             0          0              0             0             0

James T. Ligon     2005     360,000         0        17,865          0              0             0             0
EVP Acquisitions   2004     250,000   50, 000       33, 000          0              0             0             0
(Former) (1)(2)    2003           0         0             0          0              0             0             0


         (1) Messrs. Mogel, Anderson and Ligon each agreed to defer a portion of their 2004 compensation until the Hospital Acquisition was assured. The 2004 amounts reflected in the table above for these individuals include $209,000, $219,000, and $209,000, respectively, of compensation earned in 2004 and paid in 2005.

         (2) Mr. Ligon resigned from all positions with the Company on or about January 20, 2006.

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

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

         In February 2005, we entered into three-year employment agreements with Messrs. Mogel, Anderson and Ligon, with each agreement on the following terms:

         o    Base salary of $360,000 per year;
         o    Bonus as determined by the Board of Directors;
         o Stock options for 1,000,000 shares, vesting annually in three equal installments; (which option have not been issued).
         o    Standard medical and dental insurance;
         o    Up to four weeks vacation annually;
         o    Monthly auto allowance of $1,000, and use of cellular telephone;
              and
         o Twelve months severance pay upon termination without cause or resignation for cause.

         In February 2005, the Company entered into a three-year employment agreement with Daniel J. Brothman on substantially the same terms as those described above, except with a base salary of $350,000 per year and stock options for two million shares (which option have not been issued).

         In April 2005, the Company entered into a three-year employment agreement with Anil V. Shah as Executive Chairman on substantially the same terms as above, except with a base salary of $500,000 per year and stock options for one million shares (which options have not been issued).

         In March 2005, the Company entered into a three-year employment agreement with Steven R. Blake on substantially the same terms as those described above, except with a base salary that is currently set at $275,000 (reflecting Mr. Blake's role as Chief Financial Officer of the Company beginning in July 2005) and stock options for 150,000 shares (which options have not been issued).

         In June 2005, the Company executed a Letter Amendment to Employment Agreements, dated June 6, 2005, with Messrs. Anderson, Mogel and Ligon, that provides that their respective employment agreements are revised to provide severance payments equal to each employee's compensation for a three year period if any of them is terminated without cause or if any of them resign for good cause (as defined in the Letter Amendment). Under the amendments, the severance payment will be reduced by one month for each month the employee is employed after June 1, 2005, with the minimum severance payment to be no less than compensation for a twelve-month period.

         DIRECTOR COMPENSATION

         During the year ended December 31, 2005, the Board of Directors approved a non-employee director compensation policy. The current compensation for Directors is as follows:

         (i) Cash - Each non-employee Director receives an annual retainer fee of $30,000 and an attendance fee of $1,000 for each Board meeting attended, and a separate fee for each committee meeting attended. Committee Chairmen receive an additional annual retainer of $5,000;

         (ii) Stock - A director who is not an employee or an owner of the company may receive options to purchase shares of IHHI stock at the direction of the Board. To date, none have been granted by the Board.

         (iii) Travel Reimbursement - All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other IHHI activities are reimbursed by IHHI.

         Employee directors receive no compensation for Board service and the Company does not provide any retirement benefits to non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 15, 2006, unless otherwise noted, by:

         o each shareholder known to us to own beneficially more than 5% of our common stock;
         o each of our directors and each of our executive officers at December 31, 2005; and
         o    all of our current directors and executive officers as a group.

         Except as otherwise noted below, the address of each person or entity listed on the table is 1301 North Tustin Avenue, Santa Ana, California 92705.


                                                                                     AMOUNT AND
                                                                                     NATURE OF
                                                                                     BENEFICIAL     PERCENTAGE
                                             NAME                                   OWNERSHIP(1)     OF TOTAL
          ------------------------------------------------------------------------  ------------    ----------
   DIRECTORS AND EXECUTIVE OFFICERS
          Anil V. Shah, M.D.(1)(2)................................................   59,098,430        67.5%
          Maurice J. DeWald.......................................................            0            0
          Jaime Ludmir, M.D. .....................................................            0            0
          Bruce Mogel.............................................................    5,365,500        6.13%
          Syed Salman Naqvi, M.D.(1)(2)...........................................   59,098,430        67.5%
          J. Fernando Niebla......................................................            0            0
          Larry B. Anderson.......................................................    5,376,000        6.41%
          Steven R. Blake.........................................................            0            0
          Daniel J. Brothman......................................................            0            0

   All current directors and executive officers as a group (10 persons)...........   69,893,930       79.8%
   PRINCIPAL SHAREHOLDERS (OTHER THAN THOSE NAMED ABOVE)
          Orange County Physicians Investment Network, LLC ("OC-PIN") (1)(2)......   59,098,430        67.5%
          Hari S. Lal.............................................................    6,500,000        7.42
%
          James T. Ligon                                                              5,376,000        6.13%

____________________________

         (1) Dr. Anil Shah and Dr. Syed Salman Naqvi are co-managers and part owners of OC-PIN. Dr. Shah, Dr. Naqvi and OC-PIN may be deemed to be a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934. Dr. Shah and Dr. Naqvi each disclaim beneficial ownership of all shares held by OC-PIN except to the extent of their respective pecuniary interests therein.

         (2) Includes 3,206,241 shares that remain issuable pursuant to the Stock Purchase Agreement and subsequent amendments thereto. See "Item 13. Certain Relationships and Related Transactions".

         The Company currently has no compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a summary of certain transactions occurring in the last three years between the Company and its directors, officers and 5% or greater shareholders (other than compensatory arrangements which are described above):

         In January 2004, the Company began reimbursing Mogel Management, LLC for approximately 3,400 square feet of office space within an office building that is leased to Mogel Management, LLC, a company owned by Bruce Mogel, Larry
B. Anderson and James T. Ligon. The Company reimbursed Mogel Management, LLC for its use of space in the amount of $5,717 per month. This arrangement ended in February, 2006.

         On January 1, 2004, the Company acquired Mogel Management Group, Inc., an operating company owned by Messrs. Mogel, Anderson and Ligon, for promissory notes with an aggregate principal amount of $60,000. The notes were forgiven during 2004, and were reflected in the Company's consolidated statement of operations for the year ended December 31, 2004.

         On November 16, 2004, the Company entered into a Purchase Option Agreement (the "Purchase Option Agreement") with Dr. Anil V. Shah or his assignee, OC-PIN, granting to OC-PIN an option (the "Purchase Option") to (i) purchase up to 50,000,000 shares of common stock of the Company for an aggregate of $15,000,000 and (ii) invest $2,500,000 for a 49% membership interest in a new limited liability company (the "Real Estate LLC") to be formed for the purpose of holding real estate which the Company agreed to acquire from subsidiaries of Tenet Healthcare Corporation. The Company also granted a stock option to Dr. Anil V. Shah individually providing that, if the Purchase Option is exercised in full by OC-PIN, the Company will provide Dr. Shah with an additional right to purchase 10,000,000 shares of common stock of the Company for $0.25 per share.

         On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN, under which (i) the Purchase Option Agreement was terminated, and (ii) OC-PIN agreed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of common stock of the Company.

         Also, on January 27, 2005, the Company entered into a Rescission, Restructuring and Assignment Agreement (the "Restructuring Agreement") with Kali
P. Chaudhuri, M.D., William E. Thomas, and Anil V. Shah, M.D. The Restructuring Agreement amended and canceled certain portions of an agreement under which Dr. Chaudhui agreed to acquire stock in the Company. Also under the Restructuring Agreement, (i) OC-PIN agreed to pay or cause to be paid to Dr. Chaudhuri his escrow deposit of $10,000,000 plus accrued interest, and (ii) OC-PIN and Dr. Chaudhuri agreed to form a new real estate holding company to own and operate the Real Estate LLC, with Dr. Chaudhuri to own no more than 49% of the Real Estate LLC.

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

         On or about June 16, 2005, the Company extended OC-PIN's additional financing commitment under the Stock Purchase Agreement when the Company entered into the following new agreements:

         o First Amendment to the Stock Purchase Agreement, dated as of June 1, 2005 (the "First Amendment"); and

         o Escrow Agreement, dated as of June 1, 2005, by and among the Company, OC-PIN and City National Bank (the "Escrow Agreement").

         The following material terms were contained in the First Amendment and the Escrow Agreement:

         o OC-PIN's total stock purchase commitment under the Stock Purchase Agreement was reduced from $30 million to $25 million;

         o A total of 57,250,000 shares of the Company's common stock previously issued to OC-PIN were placed in an escrow account with City National Bank in July 2005. OC-PIN had until September 1, 2005 to make monthly installments into the escrow account up to an aggregate of approximately $15,000,000. Such portion of the escrowed shares which were fully paid was to be returned to OC-PIN and the balance was to be transferred back to the Company;

         o OC-PIN agreed to reimburse the Company for $707,868 of its additional debt financing costs incurred since March 8, 2005. As of December 31, 2005, $340,000 of these costs had been recovered by the Company;

         o    The Company would work to complete a new borrowing transaction;
              and

         o Upon receipt of at least $5,000,000 of new capital under the First Amendment, the Company would call a shareholders meeting to re-elect directors.

         Under the First Amendment and the Escrow Agreement, OC-PIN deposited a total of $12,500,000 into the escrow account.

         However, following receipt of such funds, a disagreement arose between OC-PIN and the third party which provided $11,000,000 of the $12,500,000 deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11,000,000 of these funds and provide OC-PIN with a limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the "Second Amendment"), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

    1. $1,500,000 of the escrowed cash, plus a pro rata portion of the accrued interest, was delivered to the Company for payment of stock.

    2. $11,000,000 of the escrowed cash, plus a pro rata portion of the accrued interest was delivered to OC-PIN.

    3. 5,798,831 of the escrowed shares of the Company's common stock were delivered to OC-PIN.

    4. 40,626,684 of the escrowed shares of the Company's common stock were delivered to the Company.

    5. OC-PIN transferred $2,800,000 from another account to the Company for which OC-PIN received 10,824,485 of the escrowed shares.

    6. The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date. As of December 31, 2005, 3,110,400 of these shares were not issued due to a dispute with OC-PIN over the Company's recovery of $367,868 in additional interest costs pursuant to the First Amendment. The Company resolved this dispute with OC-PIN on July 25, 2006.

    7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company will issue an additional portion of the 5,400,000 shares mentioned in item (6) above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by Ramirez International, which acted as independent auditors for the year ended December 31, 2005 and performed audit services for us during this period. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our financial statements for the years ended December 31, 2005 and 2004.

NATURE OF FEES                                  2005          2004
                                          -------------   ------------

Audit fees (financial)                    $   1,100,000   $     75,000
Audit related fees                              274,500         23,500
Tax fees                                        921,000             --

                                          -------------   ------------
Total fees                                $   2,295,500   $     98,500
                                          =============   ============


         The Audit Committee of the Board of Directors pre-approves all audit and permissible non-audit services to be performed by the independent auditors.

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

         Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each management or compensation plan is marked with an asterisk (*). Each document filed with this report is marked with two asterisks (**). References to the "Commission" mean the U.S. Securities and Exchange Commission.

Exhibit        Description
-------        -----------
Number
------
2.1            Asset Sale Agreement, dated September 29, 2004, by and among the
               Registrant and certain subsidiaries of Tenet Healthcare
               Corporation (AHM CGH, Inc., Health Resources Corporation of
               America - California, SHL/O Corp., and UWMC Hospital Corporation)
               (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).
2.2            First Amendment to Asset Sale Agreement, dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet
               Healthcare Corporation (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
2.3            Second Amendment to Asset Sale Agreement, effective as of January
               1, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
2.4            Third Amendment to Asset Sale Agreement, effective as of March
               8, 2005, by and among the Registrant and certain subsidiaries of Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
2.5            Letter Agreement, dated January 28, 2005, by and between the
               Registrant and certain subsidiaries of Tenet Healthcare
               Corporation (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
3.1            Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997).
3.2            Certificate of Amendment to Articles of Incorporation of the
               Registrant (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed by the Registrant on October 20, 2004).
3.3            Amended and Restated Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.1 to the Registrant's Current
               Report on Form 8-K filed with the Commission on October 26,
               2005).
10.1           Employment Agreement with Bruce Mogel, dated January 1, 2004*
               (incorporated herein by reference from Exhibit 10.1 to the Registrant's Transitional Report on Form 10-K filed with the
               Commission on April 15, 2004).
10.2           Employment Agreement with Larry B. Anderson, dated January 1,
               2004* (incorporated herein by reference from Exhibit 10.2 to the Registrant's Transitional Report on Form 10-K filed with the
               Commission on April 15, 2004).
10.3           Employment Agreement with James T. Ligon, dated January 1, 2004*
               (incorporated herein by reference from Exhibit 10.3 to the Registrant's Transitional Report on Form 10-K filed with the
               Commission on April 15, 2004).

10.4 Secured Convertible Note Purchase Agreement, dated as of September 28, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from Exhibit
               10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2004).
10.5 First Amendment to Secured Convertible Note Purchase Agreement, dated as of November 16, 2004, by and between the Registrant and Kali P. Chaudhuri, M.D. (incorporated herein by reference from
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).
10.6 Purchase Option Agreement, dated as of November 16, 2004, by and between the Registrant and Anil V. Shah, M.D. (incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 22,
               2004).
10.7 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
10.8 Stock Purchase Agreement, dated January 28, 2005, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
10.9 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.10 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit
               99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.11 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.12 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit
               99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.13 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.14 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.15 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
10.16 Employment Agreement with Bruce Mogel, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
10.17 Employment Agreement with Larry B. Anderson, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
10.18          Employment Agreement with James T. Ligon, dated February 25,
               2005 (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
10.18.1 Severance Agreement with James T. Ligon, dated January 20, 2006 (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 26, 2006).
10.19 Employment Agreement with Milan Mehta, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
10.20 Employment Agreement with Hari S. Lal, dated February 25, 2004 (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
10.21 Employment Agreement with Daniel J. Brothman, dated December 31, 2005 (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).

10.22 Employment Agreement with Steve R. Blake, dated March 21, 2005 (incorporated herein by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
10.23          Employment Agreement with Dr. Anil Shah, dated March 7, 2005.* **
21.1 The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTEGRATED HEALTHCARE HOLDINGS, INC.

   Dated: July 28, 2006              By:  /s/ Bruce Mogel
                                          -------------------------------
                                          Bruce Mogel
                                          Chief Executive Officer
                                          (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Dated: July 18, 2006              By:  /s/ Anil V. Shah, M.D.
                                          --------------------------------------
                                          Anil V. Shah, M.D.
                                          Chairman of the Board of Directors

   Dated: July 28, 2006              By:  /s/ Bruce Mogel
                                          --------------------------------------
                                          Bruce Mogel
                                          Director and Chief Executive Officer
                                          (Principal Executive Officer)

   Dated: July 18, 2006              By:  /s/ Steven R. Blake
                                          --------------------------------------
                                          Steven R. Blake
                                          Chief Financial Officer
                                          (Principal Financial Officer)

   Dated: July 18, 2006              By:  /s/ Maurice J. DeWald
                                          --------------------------------------
                                          Maurice J. DeWald
                                          Director

   Dated: July 18, 2006              By:  /s/ Jaime Ludmir, M.D.
                                          --------------------------------------
                                          Jaime Ludmir, M.D.
                                          Director

   Dated: July 18, 2006              By:  /s/ Syed S. Naqvi, M.D.
                                          --------------------------------------
                                          Syed S. Naqvi, M.D.
                                          Director

   Dated: July 18, 2006              By:  /s/ J. Fernando Niebla
                                          --------------------------------------
                                          J. Fernando Niebla
                                          Director

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

PAGE        DESCRIPTION
F-1         Report of Independent Registered Public Accounting Firm.
F-2         Report of Prior Independent Registered Public Accounting Firm.
F-3         Consolidated Balance Sheets as of December 31, 2005 and 2004.
F-4         Consolidated Statements of Operations for the years ended December
            31, 2005, 2004 and 2003.
F-5         Consolidated Statements of Shareholders' Deficiency as of December
            31, 2005, 2004 and 2003.
F-6         Consolidated Statements of Cash Flows for the years ended December
            31, 2005, 2004 and 2003.
F-7         Notes to Consolidated Financial Statements.
F-32        Schedule II - Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm




The Board of Directors of
Integrated Healthcare Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits. The Company's financial statements as of June 30, 2003 and for the period July 31, 1984 (date of inception) through June 30, 2003 were audited by other auditors whose report, dated September 8, 2003, expressed an unqualified opinion with an explanatory paragraph regarding the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Healthcare Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for each of the three years ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $44,558,367 during the year ended December 31, 2005, and, as of that date, had a stockholders' deficiency of $30,446,823. As described more fully in Note 1 to the financial statements, the company has $81,030,734 in current and non-current notes payable which, under the terms of the agreements, $10,700,000 is due in December 2006 and the remaining notes payable are due in March 2007. The Company has not identified alternate sources of capital to meet its refinancing requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
July 11, 2006
Irvine, California

          REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------------

Board of Directors FIRST DELTAVISION, INC.
Salt Lake City, Utah

         We have audited the accompanying balance sheet of First Deltavision, Inc. (a development stage company that changed its name to Integrated Healthcare Holdings, Inc. subsequent to the completion of our audit) at June 30, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 (not separately presented in the Company's Form 10-K for the year ended December 31, 2005) and for the period from inception on July 31, 1984 through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Deltavision, Inc. for the period from inception on July 31, 1984 to June 30, 1999 were audited by other auditors whose report dated September 28, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception on July 31, 1984 to June 30, 1999 reflect a net loss of $129,168. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has incurred losses since its inception, has significant debt, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PRITCHETT, SILER & HARDY, P.C.
September 8, 2003
Salt Lake City, Utah

                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                                               DECEMBER 31,     DECEMBER 31,
                                                                   2005             2004
                                                               -------------    -------------
Current assets:
        Cash and cash equivalents                              $  16,005,943    $      69,454

        Restricted cash                                            4,971,636               --
        Accounts receivable, net of allowance for doubtful
             accounts of $3,148,276 in 2005                       16,592,277               --
        Security reserve funds                                    12,127,337               --
        Deferred purchase price receivables                        9,337,703               --
        Inventories of supplies, at cost                           5,719,717               --
        Due from governmental payers                               3,024,772               --
         Prepaid expenses and other current assets                 6,694,045           18,519
                                                               -------------    -------------
          Total current assets                                    74,473,430           87,973

Property and equipment, net of accumulated depreciation of
     $2,138,134 and $11,369, respectively                         59,431,285           57,423
Investment in hospital asset purchase                                     --       11,142,145
Debt issuance costs, net of accumulated amortization of
     $791,735 in 2005                                              1,141,265               --
Intangible asset, net of accumulated amortization of
     $57,819 in 2004                                                      --           44,970
                                                               -------------    -------------
        Total assets                                           $ 135,045,980    $  11,332,511
                                                               =============    =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Accounts payable                                       $  26,835,606    $     156,142
        Accrued compensation and benefits                         12,533,499          800,313
        Warrant liability, current                                10,700,000               --
        Other current liabilities                                 15,725,489               --
        Short term debt                                                   --       11,264,013
                                                               -------------    -------------
          Total current liabilities                               65,794,594       12,220,468

Long term debt                                                    70,330,734               --
Capital lease obligations, net of current portion of $85,296       4,961,257               --

Warrant liability                                                 21,064,669               --
Minority interest in variable interest entity                      3,341,549               --
Commitments and contingencies

Stockholders' deficiency:
        Common stock, $0.001 par value; 250,000,000 shares
             authorized; 83,932,316 and 20,780,000 shares
             issued and outstanding in 2005 and 2004,
             respectively                                             83,932           20,780
        Additional paid in capital                                16,125,970        1,189,621
        Accumulated deficit                                      (46,656,725)      (2,098,358)
                                                               -------------    -------------
                     Total stockholders' deficiency              (30,446,823)        (887,957)

                                                               -------------    -------------
        Total liabilities and stockholders' deficiency         $ 135,045,980    $  11,332,511
                                                               =============    =============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                CONSOLIDATED FINANCIAL STATEMENTS




                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                   2005             2004             2003
                                               -------------    -------------    -------------

Net operating revenues                         $ 284,314,409    $          --    $          --
                                               -------------    -------------    -------------

Operating expenses:
      Salaries and benefits                      153,573,944               --               --
      Supplies                                    39,250,497               --               --
      Provision for doubtful accounts             37,348,984               --               --
      Other operating expenses                    58,715,312        1,840,191           28,132
      Loss on sale of accounts receivable          8,470,053               --               --
      Depreciation and amortization                2,177,985               --               --
                                               -------------    -------------    -------------
                                                 299,536,775        1,840,191           28,132
                                               -------------    -------------    -------------

Operating loss                                   (15,222,366)      (1,840,191)         (28,132)
Other expense:
      Interest expense, net                        9,924,983               --               --
      Common stock warrant expense                17,604,292
      Change in fair value of derivative           3,460,377               --               --
                                               -------------    -------------    -------------
                                                  30,989,652               --               --
                                               -------------    -------------    -------------
Loss before provision for income taxes
   and minority interest                         (46,212,018)      (1,840,191)         (28,132)
Provision for income taxes                             4,800               --               --
Minority interest in variable interest
      entity                                      (1,658,451)              --               --
                                               -------------    -------------    -------------

Net loss                                       $ (44,558,367)   $  (1,840,191)   $     (28,132)
                                               =============    =============    =============

Per Share Data:
      Basic and fully diluted
                  Loss per common share        $        (.49)   $        (.09)   $        (.01)

      Weighted average shares outstanding         90,330,428       19,986,750        3,470,589



                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                               CONSOLIDATED FINANCIAL STATEMENTS



                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                       Common Stock           Additional
                               ---------------------------     Paid-in       Accumulated
                                  Shares         Amount        Capital         Deficit         Total
                               ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002        1,342,000   $      1,342   $    101,269   $   (189,649)   $    (87,038)
Issuance of shares for
   relief of debt at $0.0062     16,128,000         16,128         83,872             --         100,000
Issuance of common stock for
   letter of indemnification
   at $0.0062 per share             450,000            450          2,340             --           2,790
Issuance of common stock for
   cash at $0.25 per share        1,460,000          1,460        363,540             --         365,000
Net loss                                 --             --             --        (28,132)        (28,132)
                               ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003       19,380,000   $     19,380   $    551,021   ($   217,781)   $    352,620
Issuance of debt for the
   acquisition of MMG                    --             --             --        (40,386)        (40,386)
Issuance of common stock for
   cash at $0.25 per share          200,000            200         49,800             --          50,000
Issuance of common stock for
   cash at $0.50 per share        1,200,000          1,200        588,800             --         590,000
Net loss                                 --             --             --     (1,840,191)     (1,840,191)
                               ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2004       20,780,000   $     20,780   $  1,189,621   $ (2,098,358)   $   (887,957)
Issuance of common stock for
   cash at $0.50 per share        1,179,000          1,179        598,322             --         599,501
Issuance of common stock for
   cash to OC-PIN                61,973,316         61,973     14,338,027             --      14,400,000
Net loss                                 --             --             --    (44,558,367)    (44,558,367)
                               ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2005       83,932,316   $     83,932   $ 16,125,970   $(46,656,725)   $(30,446,823)
                               ============   ============   ============   ============    ============


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                            2005            2004            2003
                                                        ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                $(44,558,367)   $ (1,840,191)   $    (28,132)
Adjustments to reconcile net loss to cash
   used in operating activities:
      Depreciation and amortization of property and
         equipment                                         2,133,015          62,114           7,075
      Amortization of debt issuance costs and
         intangible asset                                    836,705              --              --
      Common stock warrant expense                        17,604,292              --              --
      Change in fair value of derivative                   3,460,377
      Noncash forgiveness of debt                                 --         (60,000)             --
      Minority interest in net loss of variable
         interest entity                                  (1,658,451)             --              --
      Increase in accounts receivable, net               (16,592,277)             --
      Increase in security reserve funds                 (12,127,337)             --              --
      Increase in deferred purchase price receivables     (9,337,703)             --              --
      Decrease in inventories of supplies                    299,278              --              --
      Increase in due from governmental payers            (3,024,772)        (10,725)             --
      Increase in prepaids and other current assets       (4,214,653)        (10,725)             --
      Increase in accounts payable                        26,679,464         130,415          15,727
      Increase in accrued compensation and benefits       11,733,186         800,313              --
      Increase in other current liabilities               15,640,193              --          12,962
                                                        ------------    ------------    ------------
         Net cash (used in) provided by operating
            activities                                   (13,127,050)       (918,074)          7,632
                                                        ------------    ------------    ------------
Cash flows from investing activities:
      Acquisition of hospital assets                     (63,171,676)     (1,142,145)             --
      Deposits to restricted cash                         (4,971,636)             --              --
      Proceeds from minority investment in PCHI            5,000,000              --              --
      Additions to property and equipment, net              (564,037)        (21,160)        (47,632)
      Acquisition of MMG, net of cash acquired                    --           8,535              --
                                                        ------------    ------------    ------------
        Net cash used in investing activities            (63,707,349)     (1,154,770)        (47,632)
                                                        ------------    ------------    ------------
Cash flows from financing activities:
      Proceeds from long term debt                        50,000,000       1,264,013              --
      Long term debt issuance costs                       (1,933,000)             --              --
      Proceeds from secured note payable                  10,700,000              --              --
      Drawdown on line of credit                          25,330,734              --              --
      Issuance of common stock                            14,999,501         640,000         365,000
      Repayments of debt                                  (6,264,013)       (100,000)             --
      Payments on capital lease obligations                  (62,334)             --              --
      Advances from (to) shareholders                             --          73,285         (60,000)
                                                        ------------    ------------    ------------
        Net cash provided by financing activities         92,770,888       1,877,298         305,000
                                                        ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents      15,936,489        (195,546)        265,000
Cash and cash equivalents, beginning of year                  69,454         265,000              --
                                                        ------------    ------------    ------------
Cash and cash equivalents, end of year                  $ 16,005,943    $     69,454    $    265,000
                                                        ============    ============    ============
Supplemental disclosures:
    Rescinded secured promissory note for the
       return of initial deposit on hospital assets     $ 10,000,000    $         --    $         --
    Interest paid                                       $  9,224,444    $         --    $         --
    Income taxes paid                                   $  1,400,000    $         --    $         --


A capital lease obligation of $5,108,887 was incurred during the year ended
December 31, 2005 when the Company entered into a lease for one of its Hospitals.

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                      F-6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Integrated Healthcare Holdings, Inc., a Nevada corporation, and subsidiaries (the "Company"), was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. Aquachlor Marketing never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and Aquachlor Marketing was reinstated by the State of Utah. In December 1988, Aquachlor Marketing merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, Deltavision, Inc. received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, First Deltavision, Inc. changed its name to Integrated Healthcare Holdings, Inc.

         On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center--Santa Ana, CA; (ii) 188-bed Western Medical Center--Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights associated with the Hospitals.

         The results of operations of the acquired assets from the date of Acquisition (March 8, 2005) have been included in the Company's consolidated statement of operations for the year ended December 31, 2005. As a result of the Acquisition, the Company has commenced its planned principal operations and accordingly is no longer considered a development stage enterprise.

         BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses of $44,558,367 (inclusive of a warrant issuance and holding expenses of $21,064,669 incurred in connection with the Acquisition) during the year ended December 31, 2005 and has working capital of $8,678,836 at December 31, 2005.

         On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $25,330,734 as of December 31, 2005. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         For the year ended December 31, 2005, cash used in operations was $13,127,050. From the date of the Acquisition, this represents an average use of cash in operations of $1.3 million per month.

         These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business as a going concern. Management is working on improvements in several areas that the Company believes will mitigate this deficiency, including (i) improved contracted reimbursements and governmental subsidies for indigent care, (ii) reduction in operating expenses, and (iii) reduction in the costs of borrowed capital. Changes in the level of investment are subject to the approval of the Company's Board of Directors, which is currently comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Hospitals and Mogel Management Group, Inc. ("MMG").

         As discussed further in Note 8, the Company's management has determined that Pacific Coast Holdings Investment, LLC ("PCHI"), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number 46R ("FIN 46R") "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51" and, accordingly, the financial statements of PCHI are included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which the Hospitals operate. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

         NET OPERATING REVENUES - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

         Percentages of net operating revenues, by payer type, for the Hospitals for the year ended December 31, 2005 were Medicare - 21%, Medicaid - 17%, managed care - 42%, and indemnity, self-pay, and other - 20%.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established a settlement receivable for the year ended December 31, 2005 of $2,273,248.

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

         The Hospitals received new provider numbers during the year ended December 31, 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. The Company has recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $2,169,626. These reserves offset against the third party settlement receivables and are included as a net receivable of $103,622 in due from governmental payers in the accompanying consolidated balance sheet as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the year ended December 31, 2005, the Hospitals received $11,022,185 in payments. The Company estimates an additional $2,921,150 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of December 31, 2005.

         Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate expected reimbursement for patient of managed care plans based on the applicable contract terms. These estimates

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. Management does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

         Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

         The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the year ended December 31, 2005 were approximately $3.1 million.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid are fully reserved when they reach 180 days old.

         PROVISION FOR DOUBTFUL ACCOUNTS - During 2005, the Company sold substantially all of its billed accounts receivable to a financing company (see
Note 3). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of December 31, 2005 was $3,148,276. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

         The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated. During the year ended December 31, 2005, the Company recorded a provision for doubtful accounts of $37,348,984.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

         RESTRICTED CASH - Restricted cash consists of amounts deposited in short term time deposits with a commercial bank to collateralize the Company's obligations pursuant to certain agreements. A certificate of deposit for $4,419,636 is pledged to a commercial bank that issued a standby letter of credit for $4,200,000 in favor of an insurance company that is the administrator of the Company's self-insured workers compensation plan. A certificate of deposit for $552,000 is pledged as a reserve under the Company's capitation agreement with CalOptima.

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

         The Company uses the straight-line method of depreciation for buildings and improvements, and equipment over their estimated useful lives of 4 to 25 years and 3 to 15 years, respectively.

         The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at December 31, 2005.

         MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee and the number of enrolled members at the Hospitals. The Company recognizes these capitation fees as revenues on a monthly basis for providing comprehensive health care services for the period.

         In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated IBNR reserves are recorded in our results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. During the year ended December 31, 2005, the Company recorded net revenues from CalOptima capitation of approximately $3,212,000, net of IBNR reserves of approximately $4,973,000. The Company's direct cost of providing services to patient members in its facilities is recorded as an operating expense.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted SFAS 123. As of December 31, 2005, the Company had not granted any stock options to employees.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and long term debt. Management believes that the recorded value of such financial instruments is a reasonable estimate of their fair value. To finance the Acquisition, the Company entered into agreements that contained warrants (see Notes 5 and 7), which are required to be accounted for as derivative liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

         A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts ("embedded derivatives") and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company may engage in complex transactions in the future that also may contain embedded derivatives. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.

         WARRANTS - In connection with its Acquisition of the Hospitals, the Company entered into complex transactions that contained embedded derivatives in the form of warrants (see Notes 5 and 7). As a result, and in accordance with SFAS 133, as of and for the year ended December 31, 2005, the Company recorded current and noncurrent warrant liabilities of $10,700,000 and $21,064,669, respectively, with related expense aggregating $21,064,669.

         NET LOSS PER COMMON SHARE - Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Due to the losses from operations incurred by the Company for the years ended December 31, 2005, 2004, and 2003, the anti-dilutive effect of options and warrants has not been considered in the calculations of loss per share.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         GOODWILL AND INTANGIBLE ASSETS - In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon fair value.

         Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of December 31, 2005 no goodwill had been recorded on acquisitions.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recorded against deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

         ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS - The company accrues for estimated professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate, over retentions by the Company of $500,000 per claim up to a maximum retention of $3,000,000 for claims reported during the policy year. The Company has also purchased all risk umbrella liability policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured risks, including general and professional liability. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%, appropriate for our claims payout period. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of December 31, 2005, the Company had accrued approximately $2.3 million, comprised of approximately $0.6 million in incurred and reported claims, along with approximately $1.7 million in IBNR and an allowance for potential increases in the costs of those claims incurred and reported.

         WORKERS' COMPENSATION PROGRAM - The Company has purchased as primary coverage an occurrence form insurance policy to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. The Company has also purchased all risks umbrella policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the primary layer and applicable deductibles or retentions for all of its insured risks, including the worker's compensation program. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%, appropriate for our claims payout period. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of December 31, 2005, the Company had accrued approximately $1.3 million, comprised of approximately $0.3 million in incurred and reported claims, along with $1.0 million in IBNR.

         SEGMENT REPORTING - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the year ended December 31, 2005.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         Our four general hospitals and our related health care facilities operate in one geographic region in Orange County, California. This region is our operating segment, as that term is defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The regions' economic characteristics, the nature of their operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. In addition, our general hospitals and related health care facilities share certain resources and they benefit from many common clinical and management practices. Accordingly, we aggregate the facilities into a single reportable operating segment.

         RECENTLY ENACTED ACCOUNTING STANDARDS - In October 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for the Company as of the fiscal year commencing January 1, 2006. The statement generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations. This standard also requires that the modified prospective transition method be used, under which the Company will recognize compensation cost for (1) the fair value of new awards granted, modified or settled after the effective date of the SFAS 123R; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such date.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe SFAS 154 will have a material effect on its consolidated balance sheets or statements of operations.

         In December 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB No. 143." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 "Accounting for Asset Retirement Obligations" and is effective for fiscal years ending after December 15, 2005. The Company does not believe FIN 47 will have a material effect on its consolidated balance sheets or statements of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155, among other things: permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         RECLASSIFICATIONS - Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

NOTE 2 - ACQUISITION

         The purchase price, after all purchase price adjustments, of the Acquisition amounted to $66,246,821. The fair value of the assets acquired and related costs consisted of the following:

                   Property and equipment                            $55,833,952
                   Inventories of supplies                             6,018,995
                   Prepaid expenses and other current assets           2,460,874
                                                                     -----------
                                                                      64,313,821
                   Debt issuance costs                                 1,933,000
                                                                     -----------
                                                                     $66,246,821
                                                                     ===========

         The Company financed the Acquisition and related financing costs (see
Note 5) by obtaining a $50 million Acquisition Loan, drawing $3 million on a working capital line of credit, selling shares of the Company's common stock for $10.1 Million, and receiving $5 million in proceeds from minority investments in PCHI.

         The Company recorded its initial deposit of $10 million on the Acquisition and direct acquisition costs of $1,142,145, consisting primarily of legal fees, as an Investment in hospital asset purchase in the accompanying consolidated balance sheet as of December 31, 2004.

         The following unaudited supplemental pro forma information represents the Company's consolidated results of operations as if the Acquisition had occurred on January 1, 2004 and after giving effect to certain adjustments including interest expense, depreciation expense, and related tax effects. In addition, the following unaudited pro forma information includes the nonrecurring items related to the issuance of 74,700,000 common stock warrants (Note 7), which resulted in an expense of $17,604,292 that the Company recorded during the year ended December 31, 2005 and restructuring charges of $3,147,000 incurred by Tenet during the three months ended March 31, 2005. Such unaudited pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2004 or future operating results.

                                        PRO FORMA (UNAUDITED)
                                     -----------------------------
                                       YEAR ENDED DECEMBER 31,
                                     -----------------------------
                                          2005           2004
                                     -------------- --------------

Net operating revenues               $ 338,994,152  $ 314,752,741
Net loss                             $ (59,464,267) $ (42,747,439)
Per share data:
  Basic and fully diluted:
   Loss per common share             $       (0.71) $       (0.52)
   Weighted average number of
       common shares outstanding        83,817,080     81,960,066

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         NOTE 3 - ACCOUNTS PURCHASE AGREEMENT

         In March 2005, the Company entered into a two year Accounts Purchase Agreement (the "APA") with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see Note
5). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. After accounts receivable are sold, the APA requires the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125."

         The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 85% of the advance rate amount (the "85% Advance") to the Company and holds the remaining 15% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

         The following table reconciles accounts receivable, as reported, to the unaudited pro forma accounts receivable, as if the Company had deferred recognition of the sales:

                                                         December 31, 2005
                                                   ----------------------------
                                                   As reported      Pro forma
                                                   ------------    ------------

Accounts receivable:                                                (unaudited)
  Governmental                                     $ 10,394,875    $ 23,771,977
  Non-governmental                                    9,345,678      46,181,345
                                                   ------------    ------------
                                                     19,740,553      69,953,322
Less allowance for doubtful accounts                 (3,148,276)    (17,723,163)
                                                   ------------    ------------
   Net patient accounts receivable                   16,592,277      52,230,159
                                                   ------------    ------------
Security Reserve Funds                               12,127,337              --
Deferred purchase price receivables                   9,337,703              --
                                                   ------------    ------------
   Receivable from Buyer of accounts                 21,465,040              --
                                                   ------------    ------------
Advance rate amount, net                                     --     (10,843,197)
Transaction Fees deducted from Security
   Reserve Funds                                             --      (3,329,645)
                                                   ------------    ------------
                                                   $ 38,057,317    $ 38,057,317
                                                   ============    ============

         Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments") are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $11.0 million and $18.1 million, respectively, for the year ended December 31, 2005, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. The Company has reported sales of $13,377,102 in governmental accounts receivable as of December 31, 2005 that are subject to the foregoing limitation.

         The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. For the year ended December 31, 2005, the Company incurred a loss on sale of accounts receivable of $8,470,053, which is reflected in operating expenses in the accompanying consolidated statement of operations, and is comprised of the following:

     Transaction Fees deducted from Security Reserve
        Funds - closed purchases                                      $3,329,645
     Accrued Transaction Fees - open purchases                           862,781
                                                                      ----------
       Total Transaction Fees incurred                                 4,192,426
                                                                      ----------
     Servicing costs for sold accounts receivable - closed
        purchases                                                      3,596,558
     Accrued servicing costs for sold accounts
        receivable - open purchases                                      681,069
                                                                      ----------
       Total servicing costs incurred                                  4,277,627
                                                                      ----------
     Loss on sale of accounts receivable for the year ended
        December 31, 2005                                             $8,470,053
                                                                      ==========

         During the year ended December 31, 2005, the Company sold accounts receivable with a net book value of $214,360,537, for which the Company received $190,631,569, comprised of $179,744,444, representing the 85% Advance, and $10,887,125 from the Security Reserve Funds, which exceeded the 25% Cap and was released by the Buyer. Collections relating to the sold accounts receivable totaled $179,788,372, resulting in a net advance rate amount to the Company of $10,843,197 as of December 31, 2005.

         Effective January 1, 2006, the APA was amended to reflect the following changes:

                                                           Through     Starting
                                                         December 31, January 1,
                                                            2005         2006
                                                            ----         ----
         Advance rate amount -
                  % received at time of sale                 85%          95%
         Advance rate amount -
                  % held by Buyer in Security Reserve Funds  15%           5%

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         At December 31, 2005, the Security Reserve Funds balance of $12,127,337 was in excess of the 25% Cap by approximately $1,487,000, which was released to the Company subsequent to December 31, 2005. Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. If this amendment had been in place as of December 31, 2005, the reserve balance of $12,127,337 would have been in excess of the "15% Cap" by approximately $5,743,000. Excess Security Reserve Funds resulting from this amendment were released to the Company in early 2006.

         NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 2005 and 2004:

                                                      2005              2004
                                                  ------------     ------------

          Buildings                               $ 33,696,897     $         --
          Land and improvements                     13,522,591               --
          Equipment                                  9,241,044           68,792
          Buildings under lease                      5,108,887               --
                                                  ------------     ------------
                                                    61,569,419           68,792
          Less accumulated depreciation             (2,138,134)         (11,369)
                                                  ------------     ------------
               Property and equipment, net        $ 59,431,285     $     57,423
                                                  ============     ============


         The Hospitals are affected by State of California Senate Bill 1953 (SB
1953), which requires certain seismic safety building standards for acute care hospital facilities. The Company is currently reviewing the SB 1953 compliance requirements and developing multiple plans of action to achieve such compliance, the estimated time frame for complying with such requirements, and the cost of performing necessary remediation of certain of the properties. The Company cannot currently estimate with reasonable accuracy the remediation costs that will need to be incurred in order to make the Hospitals SB 1953-compliant, but such remediation costs could be significant.

         NOTE 5 - DEBT

         The Company's debt consists of the following as of December 31, 2005 and 2004:

                                                        2005            2004
                                                    ------------    ------------
Short term debt (see Note 7):
-----------------------------
Secured note payable                                $ 10,700,000    $ 11,264,013
Less derivative - warrant liability, current         (10,700,000)             --
                                                    ------------    ------------
     Short term debt                                $         --    $ 11,264,013
                                                    ============    ============

Long term debt:
---------------
Secured acquisition loan                            $ 45,000,000    $         --
Secured line of credit, outstanding borrowings        25,330,734              --
                                                    ------------    ------------
     Long term debt                                 $ 70,330,734    $         --
                                                    ============    ============


         ACQUISITION LOAN AND LINE OF CREDIT - In connection with the Acquisition, the Company obtained borrowings from affiliates of Medical Capital Corporation. Effective March 3, 2005, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non-revolving Line of Credit and a $50,000,000 Acquisition Loan (less $5,000,000 repayment on December 12, 2005) in the form of a real estate loan (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (see Notes 1 and 2). The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes. Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Obligations that changed the interest rate from 14% to prime plus 5.75%.

         Interest payments are due on the Obligations on the first business day of each calendar month while any Obligation is outstanding. The Obligations mature at the first to occur of (i) the Commitment Termination Date for the Line of Credit; (ii) March 2, 2007; or (iii) the occurrence or existence of a continuing Event of Default under any of the Obligations. The Commitment Termination Date means the earliest of (a) thirty calendar days prior to March 2, 2007; (b) the date of termination of Lender's obligations to make Advances under the Line of Credit or permit existing Obligations to remain outstanding,
(c) the date of prepayment in full by the Company and its subsidiaries of the Obligations and the permanent reduction of all commitments to zero dollars; or
(d) March 2, 2007. Per the Credit Agreement, all future capital contributions to the Company by Orange County Physicians Investment Network, LLC ("OC-PIN") shall be used by the Company as mandatory prepayments of the Line of Credit.

         The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha (see Note 8) have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (see Note 8) has agreed to guaranty the payment and performance of all the Obligations.

         CREDIT AGREEMENT FEES - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, the Company and its subsidiaries agreed to pay to the Lender origination fees in amounts equal to 2% of the Credit Line, or $600,000, and 2% of the Acquisition Loan, or $1,000,000, Such fees were required to be paid out of the Company and its subsidiaries own funds were deemed earned in full upon receipt by the Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the debt issuance costs of $1,933,000 over the two year term of the Obligations. During the year ended December 31, 2005, the Company recognized approximately $792,000 of amortization expense and has unamortized debt issuance costs of approximately $1,141,000 as of December 31, 2005.

         DEFAULT NOTICE - On or about May 9, 2005, the Company received a notice of default from the Lender in connection with the Credit Agreement. In addition, each of OC-PIN, PCHI, Ganesha Realty, LLC, and West Coast Holdings, LLC, which are parties to the Credit Agreement, received a notice of default.

         The notice of default asserted that (i) the Company failed to provide satisfactory evidence that the Company received capital contributions of not less than $15,000,000, as required under the Credit Agreement, (ii) the Company failed to prepay $5,000,000 by the Mandatory Prepay Date as required under the Credit Agreement, and (iii) a Material Adverse Effect had occurred under the Credit Agreement for reasons relating primarily to OC-PIN's failure to fully fund its obligations under its Stock Purchase Agreement with the Company.

         FORBEARANCE AGREEMENT - In connection with the First Amendment (see
Note 6), the Company entered into an Agreement to Forbear as of June 1, 2005 by and among the Company, OC-PIN, West Coast Holdings, LLC and the Lender (the "Forbearance Agreement"). Without another default, the Lender agreed for 100 days to forbear from (i) recording Notices of Default, (ii) filing a judicial foreclosure lawsuit against the Company, OC-PIN and West Coast Holdings, LLC, and (iii) filing lawsuits against the Company, OC-PIN and West Coast Holdings,

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


LLC. The interest rate on the notes was increased to the Default Rate of 19%, as defined in the Credit Agreement, and all Obligations (as defined in the Credit Agreement) were due and payable, as long as the events of default remain uncured. The Company's Line of Credit facility was suspended to additional advances. During the forbearance period of 100 days, OC-PIN and other investors agreed to invest not less than $15 million in new equity capital in the Company (see Note 6).

         SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement"), dated as of December 12, 2005, with the Credit Parties and the Lender. Under the December Credit Agreement, the Lender loaned $10,700,000 to the Company as evidenced by a promissory note (the "December Note"). Interest is payable monthly at the rate of 12% per annum and the December Note is due on December 12, 2006. The Company may not prepay the December Note in whole or in part.

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The December Note Warrant entitles the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the December Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the number of shares acquired. The December Credit Agreement provides that "upon payment in full of the obligations, surplus net proceeds, if any, thereafter remaining shall be paid to the Borrower, subject to the rights of any holder of a Lien on the Collateral of which the Lender or Holder has actual notice." The December Note Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the December Credit Agreement by the Lender or the Company's payment in full of all obligations under the December Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the December Note Warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the December Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the December Note Warrant, then the Company must offer to the holder of the December Note Warrant the opportunity to include the number of shares of common stock as the holder may request. In accordance with U.S. GAAP, the Company has classified the December Note as current warrant liability in the accompanying consolidated balance sheet as of December 31, 2005 (see Note 7).

         CURE OF DEFAULT - On December 12, 2005, the Company entered into Amendment No. 1 to the December Credit Agreement dated as of December 12, 2005 (the "Amendment"), that amends the Credit Agreement, with PCHI, OC-PIN, Ganesha Realty, LLC, West Coast Holdings, LLC (the "Credit Parties") and the Lender. The Amendment (i) declared cured those certain events of default set forth in the notices of default received on or about May 9, 2005, from the Lender, (ii) required the Company to pay $5,000,000 to Lender for mandatory prepayment required under the Credit Agreement, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the December Note evidenced by the December Credit Agreement and (iv) includes certain indemnities and releases in favor of the Lender.

         WAIVER OF DEFAULT - The Company is currently in default of its obligation under its loan and security agreements to timely file financial reports with the Securities and Exchange Commission. The Lender has been notified of the condition of default and has conditionally waived its right to accelerate repayment of the debt subject to filing of Form 10-K following ratification by the Company's Board of Directors on July 18, 2006 and filing of Form 10-Q for the quarter ended March 31, 2006 on or about August 10, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003



         NOTE 6 - COMMON STOCK

         STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN, a company founded by Dr. Anil V. Shah, the Company's chairman, and owned by a number of physicians practicing at the acquired Hospitals, pursuant to which OC-PIN committed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of the Company's common stock. In addition, a prior Purchase Option Agreement, dated November 16, 2004, between the Company and Dr. Shah, was terminated. During the year ended December 31, 2005, the Company issued a total of 61,973,316 shares of its common stock in consideration of $14.4 million from OC-PIN under the Stock Purchase Agreement. The Company used the proceeds from this stock sale as part of the consideration paid to Tenet for the Acquisition.

         Under the Stock Purchase Agreement, no later than nine calendar days before the closing of the Acquisition, OC-PIN was to deliver to the Company additional financing totaling $20,000,000. Upon receipt of the $20,000,000, the Company was to issue an additional 5.4 million shares of its common stock to OC-PIN. However, OC-PIN was unable to raise the additional financing in time for the closing of the Acquisition and OC-PIN indicated that it disagreed with the Company's interpretation of OC-PIN's obligations under the Stock Purchase Agreement. In order to avoid litigation, the Company agreed to extend OC-PIN's additional $20,000,000 financing commitment, and on June 16, 2005 the Company entered into the following new agreements with OC-PIN:

             First Amendment to the Stock Purchase Agreement, dated as of June
                 1, 2005 (the "First Amendment"); and

             Escrow Agreement, dated as of June 1, 2005, by and among the
                 Company, OC-PIN and City National Bank (the "Escrow
                 Agreement").

         The following material terms were contained in the First Amendment and the Escrow Agreement:

             OC-PIN's total stock purchase commitment under the Stock Purchase
                 Agreement was reduced from $30 million to $25 million;

             A total of 57,250,000 shares of the Company's common stock previously issued to OC-PIN were placed in an escrow account with City National Bank in July 2005. OC-PIN had until September 1, 2005 to make monthly installments into the escrow account up to an aggregate of approximately $15,000,000. Such portion of the escrowed shares which were fully paid was to be returned to OC-PIN and the balance was to be transferred back to the Company;

             OC-PIN agreed to reimburse the Company for $707,868 of its additional debt financing costs incurred since March 8, 2005. As of December 31, 2005, $340,000 of these costs had been recovered by the Company;

             The Company would work to complete a new borrowing transaction; and

             Upon receipt of at least $5,000,000 of new capital under the First
                 Amendment, the Company would call a shareholders meeting to re-elect directors.

         Under the First Amendment and the Escrow Agreement, OC-PIN deposited a total of $12,500,000 into the escrow account. However, following receipt of such funds, a disagreement arose between OC-PIN and the third party which provided $11,000,000 of the $12,500,000 deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11,000,000 of these funds and provide OC-PIN with a

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the "Second Amendment"), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

         1. $1,500,000 of the escrowed cash, plus a pro rata portion of the accrued interest, was delivered to the Company for payment of stock.
         2. $11,000,000 of the escrowed cash, plus a pro rata portion of the accrued interest was delivered to OC-PIN.
         3. $5,798,831 of the escrowed shares of the Company's common stock were delivered to OC-PIN.
         4. 40,626,684 of the escrowed shares of the Company's common stock were delivered to the Company.
         5. OC-PIN transferred $2,800,000 from another account to the Company for which OC-PIN received 10,824,485 of the escrowed shares.
         6. The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date. As of December 31, 2005, 3,246,201 of these shares were not issued pending the Company's recovery of $367,868 in additional interest costs pursuant to the First Amendment. The Company resolved this dispute with OC-PIN on July 25, 2006.
         7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company will issue an additional portion of the 5,400,000 shares mentioned in item (6) above.

         NOTE 7 - COMMON STOCK WARRANTS

         The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a Real Estate Purchase Option agreement originally dated September 28, 2004 to purchase 100% of substantially all of the real property in the Acquisition for $5 million (the "Real Estate Option"), all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the company released its initial deposit of $10 million plus accrued interest on the Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's common stock (the "Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of 49% interest in PCHI for $2,450,000. Concurrent with the close of the Acquisition, the Company repaid the non-convertible secured promissory notes of $1,264,014 to Dr. Chaudhuri and Mr. Thomas.

         The Warrants are exercisable beginning January 27, 2007 and expire in
3.5 years from the date of issuance. The exercise price for the first 43 million shares purchased under the Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


Based upon a valuation obtained by the Company from an independent valuation firm, the Company recorded an expense of $17,604,292 related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the underlying shares at the date of grant and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants. For the period from December 12, 2005 to December 31, 2005 the Company recognized $3,460,377 in change in fair value of derivative in the accompanying consolidated statement of operations for the year ended December 31, 2005.

         As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant issued on December 12, 2005 (see Note 5), the Company has determined that share settlement of the Warrants issued on January 27, 2005 is no longer within its control and reclassified the Warrants as a liability on December 12, 2005 in accordance with EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43,254,715 accordingly remains unchanged.

         The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                                   December 12, 2005        December 31, 2005
                                  -------------------     --------------------
     Risk-free interest rate                  4.4%                    4.4%
     Expected volatility                     28.6%                   28.6%
     Dividend yield                             --                      --
     Expected life (years)                    2.62                    2.57
     Fair value of Warrants                 $0.407                  $0.487
     Market value per share                  $0.41                   $0.49

         Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liability, current, in the accompanying consolidated balance sheet as of December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

         The Company computed the fair value, and related number of shares, of the December Note Warrant based on the Black-Scholes option pricing model with the following assumptions:

                                   December 12, 2005        December 31, 2005
                                  -------------------     --------------------

     Risk-free interest rate                  4.4%                    4.4%
     Expected volatility                     23.9%                   23.9%
     Dividend yield                            --                       --
     Expected life (years)                    1.00                     .95
     Fair value of Warrants                 $0.410                  $0.490
     Number of shares                   26,097,561              21,836,735


         Due to the fact that the Company emerged from the development stage during the year ended December 31, 2005, the Company computed the volatility of its stock based on an average of the following public companies that own hospitals:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         Amsurg Inc (AMSG)
         Community Health Systems (CYH)
         HCA Healthcare Company (HCA)
         Health Management Associates Inc. (HMA)
         Lifepoint Hospitals Inc. (LPNT)
         Tenet Healthcare Corp. (THC)
         Triad Hospitals Inc. (TRI)
         Universal Health Services Inc., Class B (UHS)

         Although management believes this is the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

         NOTE 8 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5 million and PCHI guaranteed the Company's Acquisition Loan.

         The Company remains primarily liable under the Acquisition Loan note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the Acquisition Loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

         PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (see Note 1) a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the Acquisition Loan, and cross-collateralization of the Company's non-real estate assets to secure the Acquisition Loan. Accordingly, during the year ended December 31, 2005, the Company included the net assets of PCHI, net of consolidation adjustments, in its consolidated financial statements. Selected information from PCHI's balance sheet as of December 31, 2005, and its results of operations for the period March 8, 2005 to December 31, 2005 are as follows:

         Total assets                          $   48,068,304
         Total liabilities                         44,726,755
         Member's equity                            3,341,549
         Net revenues                               7,276,983
         Net loss                                   1,658,451

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements as of and for the year ended December 31, 2005:

           The Company's rental income and expense in the Hospitals has been eliminated, consolidating PCHI's ownership of the land and buildings in the accompanying financial statements. Additionally, a gain of $4,433,374 arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated to state the land and buildings at the Company's cost.

          PCHI's equity accounts have been classified as minority interest variable interest entity.

          The Company has a 25 year lease commitment to PCHI with rental payments equal to the following components:
          (1) Interest expense on the Acquisition Loan, or successor upon refinancing, and
          (2) Up to 2.5% spread if interest rate is below 12%, and
          (3) Amortization of principal on successor loan.

         Concurrent with the close of the Acquisition, the Company entered into a sale-leaseback transaction with PCHI involving substantially all of the real property acquired in the Acquisition, except for the fee interest in the medical office building at 2617 East Chapman Avenue, for an initial term of 25 years and option to renew for an additional 25 years. The rental payments are variable based primarily on the terms of financing. Based on the existing arrangements, aggregate payments are estimated to be approximately $226 million over the remainder of the initial term.

         Additionally, the tenant is responsible for seismic remediation (SB
1953) under the terms of the lease agreement.

         Subsequent to execution of the lease, the Company was required to pay down $5 million on the Acquisition Loan. The Company is evaluating the impact this has, if any, on the foregoing terms.

         NOTE 9 - INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS 109 which requires the liability approach for the effect of income taxes. The provision for income taxes consists of provisions for federal and state income taxes.

          The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of our deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         The provision for income taxes consisted of the following for the years ended December 31 2005, 2004 and 2003:

                                          2005          2004            2003
                                       -----------   -----------   ------------
       Current income tax provision:
       Federal                         $        --   $        --   $         --
       State                                 4,800            --             --
                                       -----------   -----------   ------------
                                             4,800            --             --
                                       -----------   -----------   ------------
       Deferred income tax benefit:
       Federal                                  --            --             --
       State                                    --            --             --
                                       -----------   -----------   ------------
                                                --            --             --
                                       -----------   -----------   ------------
       Income tax provision            $     4,800   $        --   $         --
                                       ===========   ===========   ============

         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate for the years ended December 31, 2005, 2004, and 2003 follows:

                                                           2005            2004             2003
                                                       ------------    ------------    ------------
U.S. federal statutory income taxes                    $(15,148,213)   $   (625,665)   $     (9,565)
State and local income taxes, net of federal benefit     (2,628,661)       (106,731)         (1,632)
Other                                                     3,986,796         (26,604)         (2,803)
Change in valuation allowance                            13,794,878         759,000          14,000
                                                       ------------    ------------    ------------
Income tax provision                                   $      4,800    $         --    $         --
                                                       ============    ============    ============

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including the valuation allowance:

                                                       2005            2004
                                                   ------------    ------------
         Deferred tax assets:
              Allowance for doubtful accounts      $  1,348,721    $         --
              Accrued vacation                        1,922,548              --
              Other                                     861,954              --
              Tax credits                             6,580,090              --
              Net operating losses                    3,851,565         800,000
                                                   ------------    ------------
                                                     14,594,878         800,000
         Valuation allowance                        (14,594,878)       (800,000)
                                                   ------------    ------------
         Total deferred tax assets                 $         --    $         --
                                                   ============    ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         A valuation allowance of approximately $14.6 million was recorded as of December 31, 2005 based on an assessment of the realization of our deferred tax assets as described below. We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 100% valuation allowance on its deferred tax assets at December 31, 2005, based primarily on the following factors:

              o    cumulative losses in recent years;

              o    income/losses expected in future years;

              o unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

              o the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

              o the carryforward period associated with the deferred tax assets and liabilities; and

              o    prudent and feasible tax-planning strategies.


         TENET HOSPITAL ACQUISITION - The Acquisition was an asset purchase transaction and the Company will not benefit from the net operating losses of the acquired Hospitals prior to the date of acquistion. In connection with the Company's completion of the Tenet Hospital Acquisition in March 2005, the Company sold substantially all of the real estate of the acquired hospitals to PCHI. For income tax purposes, the sale of the real estate of the acquired hospitals could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% on any deemed dividend or interest income. The Company's sale of real estate to PCHI on March 8, 2005 for $5 million plus the assumption of the Acquisition Loan is a taxable event to the Company.

         PCHI TAX STATUS - PCHI is a limited liability corporation. PCHI's owners plan to make tax elections for it to be treated as a disregarded entity for tax reporting whereby, in a manner similar to a partnership. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

         NOTE 10 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is the chairman of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock (see Note 7). The Company has consolidated the financial statements of PCHI for the period March 8, 2005 through December 31, 2005 in accordance with FIN 46R (see Note 8). During the year ended December 31, 2005, the Company incurred a liability for rent expense payable to PCHI of $7,276,983, which was eliminated upon consolidation at December 31, 2005.

         MANAGEMENT AGREEMENTS - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Among other terms, the three year employment agreements provide for annual salaries aggregating $2,790,000, total stock option grants to purchase 7,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of December 31, 2005, the Company has not issued any stock options pursuant to the employment agreements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         NOTE 11 - LOSS PER SHARE

         Loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS 128 requires companies to compute earnings (loss) per share under two different methods, basic and diluted. Basic earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

         Since the Company incurred losses for the year ended December 31, 2005, antidilutive potential shares of common stock, consisting of approximately 40 million shares issuable under warrants, have been excluded from the calculation of diluted loss per share in the following table. During the years ended December 31, 2004 and 2003, there were no outstanding options or warrants to purchase the Company's common stock. The following table sets forth the computation of basic and diluted loss per share:

                                             Years ended December 31,
                                   --------------------------------------------
                                       2005           2004             2003
                                   ------------    ------------    ------------
Numerator:
   Net loss                        $(44,558,367)   $ (1,840,191)   $    (28,132)
Denominator:
   Weighted average common shares
   and denominator for basic
   calculation                       90,330,428      19,986,750       3,470,589
Weighted average effect of
   dilutive securities                       --              --              --
                                   ------------    ------------    ------------
Denominator for diluted              90,330,428      19,986,750       3,470,589
   calculation
   Loss per share - basic          $      (0.49)   $      (0.09)   $      (0.01)
   Loss per share - diluted        $      (0.49)   $      (0.09)   $      (0.01)

         NOTE 12 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. The term of the lease for the Hospital is approximately 25 years, commencing March 8, 2005 and terminating on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of 25 years.

         As noted in Note 8, PCHI is included in the Company's consolidated financial statements. Accordingly, the Company's lease commitment with PCHI is eliminated in consolidation.

         Additionally, in connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings, land, and other equipment with terms that were extended concurrently with the assignment of the leases to December 31, 2023.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         The following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

                Year ending December 31,
                ------------------------
                         2006                       $   2,114,106
                         2007                           1,761,247
                         2008                           1,233,130
                         2009                             909,600
                         2010                             909,600
                         Thereafter                    16,589,772
                                                    -------------
                                                    $  23,517,457
                                                    =============

         Total rental expense was approximately $2,276,000 and $68,044 the years ended December 31, 2005 and 2004, respectively. The Company received sublease rental income in relation to certain leases of approximately $536,000 for the year ended December 31, 2005.

         CAPITAL LEASES - The Company has a long-term lease obligation for the buildings at the Chapman facility. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, assets with a net book value of $4,886,503 are included in property and equipment in the accompanying consolidated balance sheet as of December 31, 2005. The following is a schedule of future minimum lease payments under the capitalized building lease together with the present value of the net minimum lease payments as of December 31, 2005:

         Year ending December 31,
         ------------------------
                   2006                                              $   686,292
                   2007                                                  686,292
                   2008                                                  686,292
                   2009                                                  686,292
                   2010                                                  686,292
                Thereafter                                             8,921,796
                                                                     -----------
                   Total minimum lease payments                      $12,353,256
         Less amount representing interest                             7,306,703
                                                                     -----------
         Present value of net minimum lease payments                   5,046,553
         Less current portion                                             85,296
                                                                     -----------
         Long-term portion                                           $ 4,961,257
                                                                     ===========

         AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (see Note 10). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the tenants of the Condo Units having the right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the tenants' rights of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


         Pursuant to the Compensation Agreement, the Company shall acquire title to the Condo Units upon expiration of the tenants' rights of first refusal and then transfer such title to the Condo Units to PCHI. If some of the Condo Units are acquired by the tenants, the Company shall provide compensation to PCHI and the Company shall pay down its Acquisition Loan (see Note 5) by $5 million or such pro rata portion. In the event of the Company's failure to obtain title to the Condo Units, the Company shall pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI, but not less than the product of $2,500,000 multiplied by a fraction, the numerator of which shall be the number of Condo Units not acquired by the Company and transferred to PCHI, and the denominator equal to the total Condo Units of twenty-two. The tenants are currently in litigation with Tenet related to the purchase price of the Condo Units offered by Tenet to the tenants.

         As the financial statements of the related party entity, PCHI, a variable interest entity (see Note 8), are included in the Company's accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company's gain on sale of assets to PCHI (see Note 8).

         CLAIMS AND LAWSUITS - The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to our business. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable.

         NOTE 13 - UNAUDITED QUARTERLY RESULTS

         The following tables contain selected unaudited consolidated statements of operations and loss per share data for each quarter in the years ended December 31, 2005 and 2004 (in millions, except for per share data):

                                                    Year ended December 31, 2005 - Quarters ended
                              ---------------------------------------------------------------------------------------
                                                                                                            December
                                   March 31 (1)                June 30                 September 30            31
                              ----------------------    ----------------------    ----------------------    ---------
                             Previously                Previously                Previously
                              reported     Restated     reported     Restated     reported     Restated
                              ---------    ---------    ---------    ---------    ---------    ---------
Net operating revenues        $  21,747    $  21,747    $  83,191    $  83,191    $  91,620    $  91,620    $  87,756

Operating loss (3)            $ (18,256)   $  (1,041)   $  (6,288)   $  (8,137)   $  (3,189)   $  (4,152)   $  (1,892)

Net loss (2) (3)              $ (19,857)   $ (19,857)   $ (11,428)   $ (10,196)   $  (7,858)   $  (6,497)   $  (8,008)
Loss per common share:

Basic and diluted             $   (0.22)   $   (0.22)   $   (0.09)   $   (0.08)   $   (0.11)   $   (0.09)   $   (0.09)
Weighted average shares
  outstanding:

Basic and diluted                88,494       88,494      124,539      124,539       69,853       69,853       90,330

(1)      Includes the acquired Hospitals from March 8, 2005.
(2) Includes warrant expense of $17,215 in the first quarter that was reclassified from an operating expense to other expense.
(3) The operating loss for the second and third quarters has been restated to reflect retroactive application of SFAS 140 for the sale of accounts receivable, and the net loss for those quarters has been restated to reflect the related tax effect.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


                                Year ended December 31, 2004 - Quarters ended
                                --------------------------------------------
                                                       September    December
                                March 31     June 30       30          31
                                --------    --------    --------    --------
Net operating revenues          $     --    $     --    $     --    $     --

Operating loss                  $   (492)   $   (431)   $   (491)   $   (426)

Net loss                        $   (492)   $   (431)   $   (491)   $   (426)

Loss per common share:

Basic and diluted               $  (0.03)   $  (0.02)   $  (0.02)   $  (0.02)

Weighted average shares
  outstanding:

Basic and diluted                 19,583      19,590      20,116      20,780


         NOTE 14 - SUBSEQUENT EVENTS

         On or about June 26, 2006, the Company settled a claim brought by a former Company consultant in connection with services the consultant provided for the Company in 2004 and 2005. The settlement calls for (1) payment of approximately $700,000 to the consultant over sixteen (16) months, and (2) the issuance to the consultant of an option to purchase 500,000 shares of the Company's restricted common stock at $0.0055 per share (the "Option"). The Option will expire on January 15, 2007, and if the Option is exercised, the consultant must hold the shares for a minimum of twelve (12) months. The Company has accrued $850,000 for its obligations under the settlement in the accompanying consolidated financial statements as of and for the year ended December 31, 2005.

         On June 14, 2006, the Fourth Appellate District of California's Court of Appeals issued a decision in the matter of Integrated Healthcare Holdings, Inc. v. Michael Fitzgibbons. The Court found that California's Strategic Lawsuits Against Public Participation statute applied in this matter, reversed the Superior Court's earlier decision in favor of the Company, and remanded the case to the Superior Court for action consistent with its Opinion.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

                                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                  (In millions)

                                                          BALANCE
                                                             AT                                     BALANCE AT
YEAR ENDED                                                BEGINNING                                    END
DECEMBER 31,                    DESCRIPTION                OF YEAR      ADDITIONS    DEDUCTIONS      OF YEAR
--------------------   -------------------------------   -----------   -----------   -----------   -----------

Accounts receivable:
2005                   Allowance for doubtful accounts   $        --   $37,348,984   $34,200,708   $ 3,148,276
2004                   Allowance for doubtful accounts   $        --   $        --   $        --   $        --
2003                   Allowance for doubtful accounts   $        --   $        --   $        --   $        --

Deferred tax assets:
2005                   Valuation allowance               $   800,000   $13,794,878   $        --   $14,594,878
2004                   Valuation allowance               $    41,000   $   759,000   $        --   $   800,000
