Form 10-Q
period 2006-03-31
Integrated Healthcare Holdings Inc
filed 2006-08-11
CIK 1051488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

                         Commission File Number: 0-23511

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|   No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

There were 84,351,189 shares outstanding of the issuer's Common Stock as of August 8, 2006

--------------------------------------------------------------------------------

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2006
           (unaudited) and December 31, 2005                                  2

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2006 and 2005 (unaudited)                   3

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2006 and 2005 (unaudited)                   4

           Notes to Condensed Consolidated Financial Statements (unaudited)   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        33

Item 4.    Controls and Procedures                                           34

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 34

Item 1A.    Risk Factors                                                     34

Item 6.    Exhibits                                                          34

SIGNATURES                                                                   35

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,       DECEMBER 31,
                                                                      2006              2005
                                                                  -------------    -------------
                                                                   (unaudited)
                                             ASSETS
Current assets:
       Cash and cash equivalents                                  $   7,129,693    $  16,005,943
       Restricted cash                                                4,971,636        4,971,636
       Accounts receivable, net of allowance for doubtful
         accounts of $2,432,084 and $3,148,276, respectively         15,842,507       16,592,277
       Security reserve funds                                        13,021,487       12,127,337
       Deferred purchase price receivables                           14,354,540        9,337,703
       Inventories of supplies, at cost                               5,786,274        5,719,717
       Due from governmental payers                                   6,587,219        3,024,772
       Prepaid expenses and other current assets                      6,369,539        6,694,045
                                                                  -------------    -------------
                                                                     74,062,895       74,473,430
                                                                  -------------    -------------
Property and equipment, net of accumulated depreciation
       of $2,785,921 and $2,138,134, respectively                    58,860,857       59,431,285
Debt issuance costs, net of accumulated amortization
       of $1,033,361 and $791,735, respectively                         899,639        1,141,265

                                                                  -------------    -------------
       Total assets                                               $ 133,823,391    $ 135,045,980
                                                                  =============    =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
       Short term debt                                            $  70,330,734    $           -
       Accounts payable                                              28,999,871       26,835,606
       Accrued compensation and benefits                             11,561,638       12,533,499
       Warrant liabilities, current                                  23,546,650       10,700,000
       Due to governmental payers                                     1,045,126                -
       Other current liabilities                                     17,815,951       15,725,489
                                                                  -------------    -------------
         Total current liabilities                                  153,299,970       65,794,594
                                                                  -------------    -------------

Long term debt                                                                -       70,330,734
Capital lease obligations, net of current portion
       of $87,880 and $85,296, respectively                           4,938,295        4,961,257
Warrant liability                                                            -        21,064,669

Minority interest in variable interest entity                         3,041,453        3,341,549
Commitments and contingencies

Stockholders' deficiency:
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 84,351,189 and 83,932,316 shares
         issued and outstanding, respectively                            84,351           83,932
       Additional paid in capital                                    16,257,683       16,125,970
       Accumulated deficit                                          (43,798,361)     (46,656,725)
                                                                  -------------    -------------
         Total stockholders' deficiency                             (27,456,327)     (30,446,823)

                                                                  -------------    -------------
Total liabilities and stockholders' deficiency                    $ 133,823,391    $ 135,045,980
                                                                  =============    =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.




                                  INTEGRATED HEALTHCARE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)


                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                   2006             2005
                                                              -------------    -------------


Net operating revenues                                        $  86,486,861    $  21,747,029
                                                              -------------    -------------
Operating expenses:
          Salaries and benefits                                  48,708,705       12,450,604
          Supplies                                               12,031,608        3,033,815
          Provision for doubtful accounts                         8,298,928        3,141,406
          Other operating expenses                               16,757,363        3,900,220
          Loss on sale of accounts receivable                     2,807,805                -
          Depreciation and amortization                             647,789          262,212
                                                              -------------    -------------
                                                                 89,252,198       22,788,257
                                                              -------------    -------------

Operating loss                                                   (2,765,337)      (1,041,228)

Other income (expense):
          Interest expense, net                                  (2,694,414)        (665,296)
          Common stock warrant expense                                    -      (17,215,000)
          Change in fair value of derivative                      8,218,019                -
                                                              -------------    -------------
                                                                  5,523,605      (17,880,296)
                                                              -------------    -------------
Income (loss) before minority interest
          and provision for income taxes                          2,758,268      (18,921,524)
Income tax benefit (provision)                                            -         (944,000)
Minority interest in variable interest entity                       100,096            8,905
                                                              -------------    -------------

Net income (loss)                                             $   2,858,364    $ (19,856,619)
                                                              =============    =============

Per Share Data:
          Earnings (loss) per common share-Basic                      $0.03           ($0.22)
          Earnings (loss) per common share-Fully Diluted              $0.02           ($0.22)
          Weighted average shares outstanding-Basic              84,281,377       88,493,611
          Weighted average shares-Fully Diluted                 127,227,606          Note 10


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.




                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------

Cash flows from operating activities:
Net income (loss)                                                    $  2,858,364    $(19,856,619)
Adjustments to reconcile net loss to cash
         used in operating activities:
      Depreciation and amortization of property and equipment             647,789         249,363
      Amortization of debt issuance costs and intangible assets           241,626          75,203
      Common stock warrant expense                                              -      17,215,000
      Change in fair value of derivative                               (8,218,019)              -
      Minority interest in net loss of variable interest entity          (100,096)         (8,905)
Changes in operating assets and liabilities:
      Accounts receivable, net                                            749,770     (16,968,328)
      Security reserve funds                                             (894,150)              -
      Deferred purchase price receivables                              (5,016,837)              -
      Inventories of supplies                                             (66,557)         71,868
      Due from governmental payers                                     (3,562,447)              -
      Prepaids and other current assets                                   324,506      (1,375,081)
      Accounts payable                                                  2,164,265       5,933,254
      Accrued compensation and benefits                                  (971,861)      7,073,364
      Due to governmental payers                                        1,045,126               -
      Other current liabilities                                         2,090,462       1,439,151
                                                                     ------------    ------------
        Net cash used in operating activities                          (8,708,059)     (6,151,730)
                                                                     ------------    ------------
Cash flows from investing activities:
      Acquisition of hospital assets                                            -     (63,171,676)
      Additions to property and equipment, net                            (77,361)              -
                                                                     ------------    ------------
        Net cash used in investing activities                             (77,361)    (63,171,676)
                                                                     ------------    ------------
Cash flows from financing activities:
      Proceeds from long term debt                                              -      50,000,000
      Long term debt issuance costs                                             -      (1,933,000)
      Proceeds from minority investment in PCHI                                 -       5,000,000
      LLC distribution                                                   (200,000)              -
      Drawdown on line of credit                                                -      13,200,000
      Issuance of common stock                                            132,132      10,699,501
      Repayments of debt                                                        -      (1,264,013)
      Payments on capital lease obligations                               (22,962)        (34,414)
                                                                     ------------    ------------
        Net cash (used in) provided by financing activities               (90,830)     75,668,074
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                   (8,876,250)      6,344,668
Cash and cash equivalents, beginning of period                         16,005,943          69,454
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $  7,129,693    $  6,414,122
                                                                     ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                                4

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


     NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

     In the opinion of management, the accompanying unaudited consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2006, and the Company's results of operations and cash flows for the three months ended March 31, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements.

     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on July 28, 2006.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its hospitals operate. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

     DESCRIPTION OF BUSINESS - The Company was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. Aquachlor Marketing never engaged in business activities and was suspended for failure to file annual reports and tax returns. In December 1988, all required reports and tax returns were filed and Aquachlor Marketing was reinstated by the State of Utah. In December 1988, Aquachlor Marketing merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, Deltavision, Inc. received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, First Deltavision, Inc. changed its name to Integrated Healthcare Holdings, Inc.

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

     The results of operations of the acquired assets are included in the Company's consolidated statements of operations from the date of Acquisition (March 8, 2005).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $2,858,364 (primarily attributable to a gain from change in fair value of derivative of $8,218,019) during the three months ended March 31, 2006 and has a working capital deficit of $79,237,075 at March 31, 2006. For the three months ended March 31, 2006, cash used in operations was $8,708,059.

     On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $25,330,734 as of March 31, 2006 and December 31, 2005. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender.

     These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business as a going concern. In our Annual Report for the year ended December 31, 2005, our independent accountants expressed a substantial doubt about the Company's ability to continue as a going concern. Management is working on improvements in several areas that the Company believes will help to mitigate its financing issues, including (i) improved contracted reimbursements and governmental subsidies for indigent care, (ii) reduction in operating expenses, and (iii) reduction in the costs of borrowed capital.

     We believe that we can reduce our costs of borrowed capital by replacing debt with new equity. We are seeking new equity investments in the Company; however we have not yet secured alternative sources of capital or re-negotiated our commitments with our lenders. There can be no assurance that we will be able to raise additional funds on terms acceptable to us or at all. Such additional equity, if available, is likely to substantially dilute the interest of our current shareholders in the Company. In addition, changes in the level of investment are subject to the approval of the Company's Board of Directors, which is currently comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

     CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Hospitals and Mogel Management Group, Inc. ("MMG").

     As discussed further in Note 8, the Company's management has determined that Pacific Coast Holdings Investment, LLC ("PCHI"), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number 46R ("FIN 46R") "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51" and, accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established a settlement receivable as of March 31, 2006 and December 31, 2005 of $1,845,511 and $2,273,248,
respectively.

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

     The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of March 31, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $2,890,637 and $2,196,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $1,045,126 in due to governmental payers as of March 31, 2006, and as a net receivable of $103,626 in due from governmental payers as of December 31, 2005.

     The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended March 31, 2006, the Hospitals received payments of $575,000. The Company estimates an additional $6,587,219 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of March 31, 2006 ($2,921,150 at December 31, 2005). In April 2006, $3,811,305 of the $6,587,219
was received.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended March 31, 2006 were approximately $1.6 million.

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

     PROVISION FOR DOUBTFUL ACCOUNTS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 3). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of March 31, 2006 and December 31, 2005 was $2,432,084 and $3,148,276,
respectively. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

     The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated. During the three months ended March 31, 2006 and 2005, the Company recorded provisions for doubtful accounts of $8,298,928 and $3,141,406, respectively.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     The Company uses the straight-line method of depreciation for buildings and improvements, and equipment over their estimated useful lives of 25 years and 3 to 15 years, respectively.

     The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at March 31, 2006.

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

     In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated IBNR reserves are recorded in our results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. During the three months ended March 31, 2006, the Company recorded net revenues from CalOptima capitation of approximately $1,401,000, net of an increase in IBNR reserves of approximately $547,000, resulting in IBNR reserves of $5,520,000. The Company's direct cost of providing services to patient members in its facilities is recorded as an operating expense.

     STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted SFAS 123. As of March 31, 2006, the Company had not granted any stock options to employees.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     NET LOSS PER COMMON SHARE - Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Due to the loss from operations incurred by the Company for the three months ended March 31, 2005, the anti-dilutive effect of options and warrants has not been considered in the calculations of loss per share for that period.

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

     Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of March 31, 2006 no goodwill had been recorded on acquisitions.

     INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach for the effect of income taxes. Under SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws

     The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of our deferred tax assets. As of March 31, 2006 and December 31, 2005, the Company has established a 100% valuation allowance against its deferred tax assets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2006 and December 31, 2005, the Company had accrued approximately $2.9 and $2.3 million, respectively, comprised of approximately $0.6 and $0.6 million, respectively, in incurred and reported claims, along with approximately $2.3 and $1.7 million, respectively, in IBNR and an allowance for potential increases in the costs of those claims incurred and reported.

     The Company has purchased as primary coverage occurrence form insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2006 and December 31, 2005, the Company had accrued approximately $1.7 and $1.3 million, respectively, comprised of approximately $0.4 and $0.3 million, respectively, in incurred and reported claims, along with $1.3 and $1.0 million, respectively, in IBNR.

     The Company has also purchased all risk umbrella liability policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

     SEGMENT REPORTING - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the three months ended March 31, 2006 and 2005.

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155, among other things: permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     RECLASSIFICATIONS - Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

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

     The amount of $64,313,821 above includes the Company's initial direct acquisition costs of $1,142,145, consisting primarily of legal fees, which were incurred prior to 2005.

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

     The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"--note; increased from 85% effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     The following table reconciles accounts receivable as of March 31, 2006 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales.

                                                    March 31, 2006                  December 31, 2005
                                              ----------------------------    ----------------------------
                                               As reported      Pro forma      As reported      Pro forma
                                              ------------    ------------    ------------    ------------
Accounts receivable:
  Governmental                                $  5,732,795    $ 19,362,292    $ 10,394,875    $ 23,771,977
  Non-governmental                              12,541,796      52,747,948       9,345,678      46,181,345
                                              ------------    ------------    ------------    ------------
                                                18,274,591      72,110,240      19,740,553      69,953,322
Less allowance for doubtful accounts            (2,432,084)    (15,140,247)     (3,148,276)    (17,723,163)
                                              ------------    ------------    ------------    ------------
   Net patient accounts receivable              15,842,507      56,969,993      16,592,277      52,230,159
                                              ------------    ------------    ------------    ------------
Security Reserve Funds                          13,021,487               -      12,127,337               -
Deferred purchase price receivables             14,354,540               -       9,337,703               -
                                              ------------    ------------    ------------    ------------
   Receivable from Buyer of accounts            27,376,027               -      21,465,040               -
                                              ------------    ------------    ------------    ------------
Advance rate amount, net                                -      (9,028,239)              -     (10,843,197)
Transaction Fees deducted from
  Security Reserve Funds                                -      (4,723,220)              -      (3,329,645)
                                              ------------    ------------    ------------    ------------
                                              $ 43,218,534    $ 43,218,534    $ 38,057,317    $ 38,057,317
                                              ============    ============    ============    ============

     Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $0.6 and $5.1 million, respectively, for the three months ended March 31, 2006, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

     Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of March 31,2006 the Company has $13,629,497 in governmental accounts receivable that have been reported as sold subject to the foregoing limitation.

     The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. For the three months ended March 31, 2006, the Company incurred a loss on sale of accounts receivable of $2,807,805, which is reflected in operating expenses in the accompanying consolidated statement of operations, and is comprised of the following.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

Transaction Fees deducted from Security Reserve Funds - closed purchases                   $  1,393,575
Increase in accrued Transaction Fees - open purchases                                           108,208
                                                                                           ------------
  Total Transaction Fees incurred                                                             1,501,783
                                                                                           ------------
Servicing costs for sold accounts receivable - closed purchases                               1,230,578
Increase in accrued servicing costs for sold accounts receivable - open purchases                75,444
                                                                                           ------------
  Total servicing costs incurred                                                              1,306,022
                                                                                           ------------
Loss on sale of accounts receivable for the three months ended March 31, 2006              $  2,807,805
                                                                                           ============
No accounts receivable were sold as of March 31, 2005.

     Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15% (the "15% Cap"). At March 31, 2006, the Security Reserve Funds balance of $13,021,487 was in excess of the 15% Cap. As a result, $6,677,916 was released to the Company subsequent to March 31, 2006.

     NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            March 31,     December 31,
                                              2006            2005
                                          ------------    ------------

       Buildings                          $ 33,696,897    $ 33,696,897
       Land and improvements                13,522,591      13,522,591
       Equipment                             9,318,403       9,241,044
       Buildings under lease                 5,108,887       5,108,887
                                          ------------    ------------
                                            61,646,778      61,569,419
       Less accumulated depreciation        (2,785,921)     (2,138,134)
                                          ------------    ------------
         Property and equipment, net      $ 58,860,857    $ 59,431,285
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

     NOTE 5 - DEBT

     The Company's debt consists of the following:

                                                                   March 31,     December 31,
                                                                     2006            2005
                                                                 ------------    ------------
     Short term debt:
     ----------------
     Secured note payable                                        $ 10,700,000    $ 10,700,000
     Less derivative - warrant liability, current (see Note 7)    (10,700,000)    (10,700,000)
     Secured acquisition loan                                      45,000,000               -
     Secured line of credit, outstanding borrowings                25,330,734               -
                                                                 ------------    ------------
          Short term debt                                        $ 70,330,734    $          -
                                                                 ============    ============

     Long term debt:
     ---------------
     Secured acquisition loan                                    $          -    $ 45,000,000
     Secured line of credit, outstanding borrowings                         -      25,330,734
                                                                 ------------    ------------
          Long term debt                                         $          -    $ 70,330,734
                                                                 ============    ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (see Note 1). The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes. Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Obligations that changed the interest rate from 14% to prime plus 5.75%.

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

     The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (see Note 8) has agreed to guaranty the payment and performance of all the Obligations.

     CREDIT AGREEMENT FEES - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, the Company and its subsidiaries agreed to pay to the Lender origination fees in amounts equal to 2% of the Credit Line, or $600,000, and 2% of the Acquisition Loan, or $1,000,000, Such fees were required to be paid out of the Company and its subsidiaries own funds were deemed earned in full upon receipt by the Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the debt issuance costs of $1,933,000 over the two year term of the Obligations. During the three months ended March 31, 2006 and 2005, the Company recognized $241,626 and $62,355, respectively, of amortization expense and has unamortized debt issuance costs of $899,639 and $1,141,265 as of March 31, 2006 and December 31, 2005, respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

     The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The December Note Warrant entitles the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the December Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the number of shares acquired. The December Credit Agreement provides that "upon payment in full of the obligations, surplus net proceeds, if any, thereafter remaining shall be paid to the Borrower, subject to the rights of any holder of a Lien on the Collateral of which the Lender or Holder has actual notice." The December Note Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the December Credit Agreement by the Lender or the Company's payment in full of all obligations under the December Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the December Note Warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the December Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the December Note Warrant, then the Company must offer to the holder of the December Note Warrant the opportunity to include the number of shares of common stock as the holder may request. In accordance with U.S. GAAP, the Company has classified the December Note as current warrant liability in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005 (see Note
7).

     CURE OF DEFAULT - On December 12, 2005, the Company entered into Amendment No. 1 to the December Credit Agreement (the "Amendment"), that amends the Credit Agreement with PCHI, OC-PIN, Ganesha Realty, LLC, West Coast Holdings, LLC (the "Credit Parties") and the Lender. The Amendment (i) declared cured those certain events of default set forth in the notices of default received on or about May 9, 2005, from the Lender, (ii) required the Company to pay $5,000,000 to Lender for mandatory prepayment required under the Credit Agreement, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the December Note evidenced by the December Credit Agreement and (iv) includes certain indemnities and releases in favor of the Lender.

     WAIVER OF DEFAULT - The Company is currently in default of its obligation under its loan and security agreements to timely file financial reports with the Securities and Exchange Commission. The lender has been notified of the condition of default and has conditionally waived its right to accelerate repayment of the debt subject to filing of Form 10-K for the year ended December 31, 2005 (which was filed with the SEC on July 28, 2006) and filing of this Form 10-Q for the quarter ended March 31, 2006 no later than August 10, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     NOTE 6 - COMMON STOCK

     STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN, a company founded by Dr. Anil V. Shah, the Company's chairman, and owned by a number of physicians practicing at the acquired Hospitals, pursuant to which OC-PIN committed to invest $30,000,000 in the Company for an aggregate of 108,000,000 shares of the Company's common stock. In addition, a prior Purchase Option Agreement, dated November 16, 2004, between the Company and Dr. Shah, was terminated. In 2005, the Company issued a total of 61,973,316 shares of its common stock in consideration of $14.4 million from OC-PIN under the Stock Purchase Agreement. The Company used the proceeds from this stock sale as part of the consideration paid to Tenet for the Acquisition.

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

          OC-PIN agreed to reimburse the Company for $707,868 of its additional debt financing costs incurred since March 8, 2005. As of March 31, 2006, $340,000 of these costs had been recovered by the Company;

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     4. 40,626,684 of the escrowed shares of the Company's common stock were delivered to the Company.

     5. OC-PIN transferred $2,800,000 from another account to the Company for which OC-PIN received 10,824,485 of the escrowed shares.

     6. The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date. As of March 31, 2006, 3,246,201 of these shares were not issued pending the Company's recovery of $367,868 in additional debt financing costs pursuant to the First Amendment. The Company resolved this matter with OC-PIN on July 25, 2006.

     7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company shall issue an additional portion of the 5,400,000 shares mentioned in item (6) above. As of March 31, 2006, the Company had issued 418,873 of these shares to OC-PIN.


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     Based upon a valuation obtained by the Company from an independent valuation firm, the Company recorded an expense of $17,215,000 for the three months ended March 31, 2005 related to the issuance of the Warrants. For the three months ended March 31, 2006, the Company recognized a gain of $8,218,019 in change in fair value of derivative. The related warrant liability as of March 31, 2006 and December 31, 2005 is $12,846,650 and $21,064,669, respectively. The
Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants. As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43,254,715 accordingly remains unchanged.

     The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                                    March 31, 2006          December 31, 2005
                                    --------------          -----------------
Risk-free interest rate                       4.8%                       4.4%
Expected volatility                          27.9%                      28.6%
Dividend yield                                  --                         --
Expected life (years)                         2.32                       2.57
Fair value of Warrants                      $0.297                     $0.487
Market value per share                       $0.30                      $0.49

     Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liability, current, in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

     The Company computed the fair value, and related number of shares, of the December Note Warrant based on the Black-Scholes option pricing model with the following assumptions:

                                    March 31, 2006          December 31, 2005
                                    --------------          -----------------
Risk-free interest rate                       4.4%                       4.4%
Expected volatility                          23.8%                      23.9%
Dividend yield                                  --                         --
Expected life (years)                          .70                        .95
Fair value of Warrants                      $0.300                     $0.490
Number of shares                        35,666,667                 21,836,735

     Due to the fact that the Company emerged from the development stage in 2005, the Company computed the volatility of its stock based on an average of the following public companies that own hospitals:

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (see Note 1) a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the Acquisition Loan, and cross-collateralization of the Company's non-real estate assets to secure the Acquisition Loan. Accordingly, the Company has included the net assets of PCHI, net of consolidation adjustments, in its consolidated financial statements.

     Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005:

     The Company's rental income and expense in the Hospitals has been eliminated, consolidating PCHI's ownership of the land and buildings in the accompanying financial statements. Additionally, a gain of $4,433,374 during the year ended December 31, 2005, arising from the Company's sale of the real property of the Hospitals to PCHI, has been eliminated to state the land and buildings at the Company's cost.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     NOTE 9 - RELATED PARTY TRANSACTIONS

     PCHI - The Company leases substantially all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is the chairman of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock (see Note 7). The Company has consolidated the financial statements of PCHI in the accompanying financial statements in accordance with FIN 46R (see Note 8). During the three months ended March 31, 2006 and 2005, the Company incurred rent expense paid to PCHI of $1,545,156 and $523,000, respectively, which was eliminated upon consolidation.

     MANAGEMENT AGREEMENTS - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Four of these agreements were amended on August 5, 2006. Among other terms, the three year, amended employment agreements provide for annual salaries aggregating $2,790,000, total stock option grants to purchase 3,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of March 31, 2006, the Company has not issued any stock options pursuant to the employment agreements.

     NOTE 10 - EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share have been calculated under SFAS No. 128, "Earnings per Share." SFAS 128 requires companies to compute earnings (loss) per share under two different methods, basic and diluted. Basic earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

     Since the Company incurred losses for the three months ended March 31, 2005, antidilutive potential shares of common stock, consisting of approximately 40 million shares, issuable under warrants, have been excluded from the calculation of diluted loss per share for that period in the following table. The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                               Three months ended
                                                    March 31,
                                           ---------------------------
                                               2006           2005
                                           ------------   ------------
Numerator:
Net income (loss)                          $  2,858,364   $(19,856,619)
                                           ============   ============
Denominator:
  Weighted average common shares             84,281,377     88,493,611
  Warrants                                   42,946,229              -
                                           ------------   ------------
  Denominator for diluted calculation       127,227,606     88,493,611
                                           ============   ============
  Earnings (loss) per share - basic        $       0.03   $      (0.22)
  Earnings (loss) per share - diluted      $       0.02   $      (0.22)


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     As noted in Note 8, PCHI is included in the Company's consolidated financial statements. Accordingly, the Company's liability related to its lease commitment with PCHI is eliminated in consolidation.

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

     The following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

         Year ending December 31,
         ------------------------
         2006                                     $  2,114,106
         2007                                        1,761,247
         2008                                        1,233,130
         2009                                          909,600
         2010                                          909,600
         Thereafter                                 16,589,772
                                                  ------------
                                                  $ 23,517,457
                                                  ============

     Total rental expense was $454,724 and $130,509 for the three months ended March 31, 2006 and 2005, respectively.

     CAPITAL LEASES - The Company has a long-term lease obligation for the buildings at the Chapman facility. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, assets with a net book value of $4,818,632 and $4,886,503 are included in property and equipment in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively. The following is a schedule of future minimum lease payments under the capitalized building lease together with the present value of the net minimum lease payments as of December 31, 2005:

         Year ending December 31,
         ------------------------
                   2006                                   $   686,292
                   2007                                       686,292
                   2008                                       686,292
                   2009                                       686,292
                   2010                                       686,292
                Thereafter                                  8,921,796
                                                          -----------
                   Total minimum lease payments            12,353,256
         Less amount representing interest                  7,306,703
                                                          -----------
         Present value of net minimum lease payments        5,046,553
         Less current portion                                  85,296
                                                          -----------
         Long-term portion                                $ 4,961,257
                                                          ===========

     AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (see Note 9). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the tenants of the Condo Units having the right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the tenants' rights of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed on July 28, 2006 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

     ACQUISITION DEBT - Effective March 3, 2005, in connection with the Acquisition, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non-revolving Line of Credit and $50,000,000 (less $5,000,000 repayment on December 12, 2005) is in the form of an Acquisition Loan (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition. The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals.

     LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to Pacific Coast Holdings Investment, LLC ("PCHI"). The Company sold $5 million in limited partnership interests to finance the Acquisition and PCHI guaranteed the Company's Acquisition Loan. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. In accordance with Financial Accounting Standards Board Interpretation Number 46R, "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51," PCHI is a variable interest entity and has been included in the accompanying consolidated financial statements as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005.

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

     The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"-note; increased from 85% effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

          The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of March 31, 2006 and December 31, 2005.

                                                March 31,     December 31,
                                                  2006           2005
                                               ------------   ------------
     Accounts receivable:

       Governmental                            $  5,732,795    $10,394,875
       Non-governmental                          12,541,796      9,345,678
                                               ------------   ------------
                                                 18,274,591     19,740,553
     Less allowance for doubtful accounts        (2,432,084)    (3,148,276)
                                               ------------   ------------
        Net patient accounts receivable          15,842,507     16,592,277
                                               ------------   ------------
     Security Reserve Funds                      13,021,487     12,127,337
     Deferred purchase price receivables         14,354,540      9,337,703
                                               ------------    -----------
        Receivable from Buyer of accounts        27,376,027     21,465,040
                                               ------------   ------------
                                               $ 43,218,534   $ 38,057,317
                                               ============   ============

     Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments") are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $0.6 and $5.1 million, respectively, for the three months ended March 31, 2006, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

     Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of March 31,2006 the Company has $13,629,497 in governmental accounts receivable that have been reported as sold subject to the foregoing limitation.

     The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. For the three months ended March 31, 2006, the Company incurred a loss on sale of accounts receivable of $2,807,805. No accounts receivable were sold as of March 31, 2005.

     Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15% (the "15% Cap"). At March 31, 2006, the Security Reserve Funds balance of $13,021,487 was in excess of the 15% Cap. As a result, $6,677,916 was released to the Company subsequent to March 31, 2006.

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

     Based upon a valuation obtained by the Company from an independent valuation firm, the Company recorded a warrant expense of $17,215,000 for the three months ended March 31, 2005 related to the issuance of the Warrants. The Company computed the expense of the Warrants based on the fair value of the underlying shares at the date of grant and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants. The Company recognized a gain of $8,218,019 in change in fair value of derivative in the accompanying consolidated statement of operations for the three months ended March 31, 2006.

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

     Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liability, current, in its consolidated balance sheets as of March 31, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

     The Company computed the fair value of the Warrants, and the fair value of the December Note Warrant and related number of shares, based on the Black-Scholes option pricing model. Due to the fact that the Company emerged from the development stage during 2005, the Company computed the volatility of its stock based on an average of public companies that own hospitals. Although management believes this is the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $2,858,364 (primarily attributable to a gain from change in fair value of derivative of $8,218,019) during the three months ended March 31, 2006 and has a working capital deficit of $79,237,075 at March 31, 2006. For the three months ended March 31, 2006, cash used in operations was $8,708,059.

     On or around May 9, 2005, the Company received notice that it was in default of its Acquisition Loan and Line of Credit. Effective December 12, 2005, the Company entered into a one year credit agreement for $10,700,000, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the one year credit agreement and (iv) included certain indemnities and releases in favor of the Lender. Accordingly, on December 12, 2005, the Company paid $5,000,000 against the Acquisition Loan reducing its outstanding balance to $45 million. As of March 31, 2006, the Company had outstanding short term debt aggregating $81,030,734, of which $10,700,000 (included within Warrant Liability
- Current) was classified as warrant liability, current. See "Overview - Common Stock Warrants" above in this Item 2.

     Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Acquisition Loan and Line of Credit that changed the interest rate from 14% to prime plus 5.75%. As a result, future increases in the prime rate would increase the Company's interest expense.

     Our working capital deficit as of March 31, 2006 was $79.2 million and, for the three months then ended, cash used by operations was $8.7 million. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

     1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 vs. 2005. Adjusting for calendar days, revenues for the three months ended March 31, 2006 were $4.9 million higher than for the same period in the preceding year.

     2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. However, a net improvement of $0.2 to $0.3 million per month is a reasonable expectation for 2006. Adjusting for calendar days, operating expenses for the three months ended March 31, 2006 were $5.0 million higher than for the same period in the preceding year.

     3. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement, and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. We are seeking new equity investments in the Company; however we have not yet secured alternative sources of capital or re-negotiated our commitments with our lenders. The Company intends to work with interested parties to place an additional $20 million in equity, of which $10.7 million will be applied toward the payment of the December Note and the remainder will reduce the level required when the term notes are refinanced. Management believes the reduction in leverage and refinancing, if successful, will yield reductions in the discount on sales of accounts receivable. The combined impact of these changes is expected to yield from $0.4 to $0.5 million in reduced capital costs per month. There can be no assurance that we will be able raise additional funds on terms acceptable to us or at all. Such additional equity, if available, is likely to substantially dilute the interest of our current shareholders in the Company. These steps are also subject to the approval of the Company's Board of Directors which currently is comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

     The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

     As of March 31, 2006, the Company had approximately $4.7 million available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

     Effective March 31, 2006, an amendment to the APA will accelerate the Company's cash receipts in connection with its sales of accounts receivable. The amendment reduced the required accumulated Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. At March 31, 2006, the Security Reserve Funds balance of $13,021,487 was in excess of the 15% Cap. As result, $6,677,916 was released to the Company subsequent to March 31, 2006.

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 2006 and 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The three months ended March 31, 2005 reflects only 24 days of operations from the Acquisition date.

                                                        Three months ended
                                                             March 31,
                                                       ---------------------
                                                         2006         2005
                                                       --------     --------

     Net operating revenues                               100.0%       100.0%
     Operating expenses                                   103.2        104.8
                                                       --------     --------
     Operating loss                                        (3.2)        (4.8)
                                                       --------     --------
     Other income (expense):
     Interest expense, net                                 (3.1)        (3.0)
     Common stock warrant expense                             -        (79.2)
     Change in fair value of derivative                     9.5            -
                                                       --------     --------
     Other income (expense), net                            6.4        (82.2)
                                                       --------     --------
     Income (loss) before provision for income taxes
       and minority interest                                3.2        (87.0)
     Provision for income taxes                               -         (4.3)
     Minority interest in variable interest entity          0.1           -
                                                       --------     --------

     Net income (loss)                                      3.3%       (91.3)%
                                                       ========     ========


CONSOLIDATED RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

NET OPERATING REVENUES

     Our consolidated net operating revenues, on a calendar day basis (using 24 days for the three months ended March 31, 2005- "Acquisition" days), increased 6.1% as a result of contract rate increases. Average daily census remained unchanged.

OPERATING EXPENSES

     Operating expenses decreased as a percent of revenues by 1.6% which equates to inflationary increases (net of efficiencies) of 6.6%.

     The provision for doubtful accounts decreased 29.6%, more than offsetting the $2.8 loss on sale of accounts receivable incurred during the three months ended March 31, 2006.

     Salaries and benefits (adjusted for Acquisition days) increased $2.0 million or 4.3%, slightly under the average wage increase which ranged from 5-6%.

     Supplies increased $0.6 million or 5.8% due to inflationary pressures.

     Remaining operating expenses (adjusted for Acquisition days) increased approximately $1.8 million. The most significant of these were medical fees for emergency coverage, data processing fees for system conversions and medical equipment repairs.

OPERATING LOSS

     Loss from operations as a percent of revenue improved by 1.6% due to rate improvements in excess of cost increases.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, changed primarily as a result of the changes in fair value of warrants. The initial valuation of warrants issued in the first quarter of 2005 (as described in Form 10-Q/A for the three months ended March 31
2005) was $17,215,000. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, this was revalued to $17,604,292 on December 12, 2005 and subsequently increased to $21,064,669 as of December 31, 2005. As of March 31, 2006, the fair value of these warrants had decreased to $12,846,650, resulting in a gain of $8,218,019.

     Interest costs were relatively consistent between the periods as a percentage of revenue.

PROVISION FOR INCOME TAXES

     The estimated provision for income taxes for the first quarter of 2005 was reversed in the subsequent quarter as a result of the impact of the implementation of the Accounts Purchase Agreement.

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

     Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables as of March 31, 2006 and December 31, 2005 of $1,845,511 and $2,273,248,
respectively.

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

     The Hospitals received new provider numbers during the year ended December 31, 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of March 31, 2006, the Company has recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $2,890,637. These reserves offset against the third party settlement receivables and are included as a net payable of $1,045,126 in due to governmental payers in the Company's consolidated balance sheet as of March 31, 2006.

     The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended March 31, 2006, the Hospitals received payments of $575,000. The Company estimates an additional $6,587,219 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of March 31, 2006. In April 2006, $3,811,305 of the $6,587,219 was received.

     Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These= revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate expected reimbursement for patient of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. Management does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

     Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the Company's consolidated financial statements as of and for the three months ended March 31, 2006.

     The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended March 31, 2006 were approximately $1.6 million.

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

     SALE OF ACCOUNTS RECEIVABLE - During the three months ended March 31, 2006, the Company incurred $2,807,805 in loss on sale of accounts receivable. See "Overview - Accounts Purchase Agreement" above in this Item 2.

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

     During the three months ended March 31, 2006, the Company recorded a provision for doubtful accounts of $8,298,928.

     COMMON STOCK WARRANTS - During the three months ended March 31, 2006 and 2005, the Company recorded a gain of $8,218,019 and a warrant expense of $17,215,000, respectively, related to warrants. See "Overview - Common Stock Warrants" above in this Item 2.

RECENT ACCOUNTING STANDARDS

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At March 31, 2006, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the notes 5 and 7 to the consolidated financial statements. We have no off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

     There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

 ITEM 6. EXHIBITS.

     Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow. References to the "Commission" mean the U.S. Securities and Exchange Commission.

Exhibit   Description
Number
-----------------------------------------------------------------------

10.1 Employment Severance Agreement and General Release of Claims and Waiver of the Right to Cancel or Revoke Employment Severance Agreement and General Release of Claims (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 26, 2006). *

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                         INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: August 10, 2006                   By: /s/ Steven R. Blake
                                             -----------------------------------
                                             Steven R. Blake
                                             Chief Financial Officer
                                             (Principal Financial Officer)