Form 10-Q
period 2006-06-30
Integrated Healthcare Holdings Inc
filed 2006-08-18
CIK 1051488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2006
           (unaudited) and December 31, 2005                                  2


          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2006 and 2005 (unaudited)     3


          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2006 and 2005 (unaudited)               4


          Notes to Condensed Consolidated Financial Statements (unaudited)    5

Item 2.   Management's Discussion and Analysis of Financial Condition         22
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          31

Item 4.   Controls and Procedures                                             31

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   32
Item 1A.  Risk Factors                                                        32
Item 6.   Exhibits                                                            32

SIGNATURES
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,         DECEMBER 31,
                                                                  2006              2005
                                                              -------------      -------------
                                                               (unaudited)
                                             ASSETS

Current assets:
    Cash and cash equivalents                                 $  10,174,711      $  16,005,943
    Restricted cash                                               4,971,636          4,971,636
    Accounts receivable, net of allowance for doubtful
      accounts of $2,267,869 and $3,148,276, respectively        16,254,955         16,592,277
    Security reserve funds                                        8,891,500         12,127,337
    Deferred purchase price receivables                          16,546,619          9,337,703
    Inventories of supplies, at cost                              5,784,650          5,719,717
    Due from governmental payers                                  7,114,739          3,024,772
    Prepaid expenses and other current assets                     6,291,716          6,694,045
                                                              -------------      -------------
                                                                 76,030,526         74,473,430
                                                              -------------      -------------
Property and equipment, net of accumulated depreciation
   of $3,456,377 and $2,138,134, respectively                    58,239,090         59,431,285
Debt issuance costs, net of accumulated amortization
   of $1,274,987 and $791,735, respectively                         658,013          1,141,265

                                                              -------------      -------------
              Total assets                                    $ 134,927,629      $ 135,045,980
                                                              =============      =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Short term debt                                           $  72,330,734      $          --
    Accounts payable                                             27,724,560         26,835,606
    Accrued compensation and benefits                            12,999,631         12,533,499
    Warrant liabilities, current                                 19,221,178         10,700,000
    Due to governmental payers                                    2,713,230                 --
    Other current liabilities                                    17,943,650         15,725,489
                                                              -------------      -------------
      Total current liabilities                                 152,932,983         65,794,594
                                                              -------------      -------------

Long term debt                                                           --         70,330,734
Capital lease obligations, net of current portion
   of $90,543 and $85,296, respectively                           4,914,635          4,961,257
Warrant liability                                                        --         21,064,669

Minority interest in variable interest entity                     2,719,163          3,341,549
Commitments and contingencies

Stockholders' deficiency:
    Common stock, $0.001 par value; 250,000,000 shares
      authorized; 84,351,189 and 83,932,316 shares
      issued and outstanding, respectively                           84,351             83,932
    Additional paid in capital                                   16,257,683         16,125,970
    Accumulated deficit                                         (41,981,186)       (46,656,725)
                                                              -------------      -------------
                Total stockholders' deficiency                  (25,639,152)       (30,446,823)

                                                              -------------      -------------
Total liabilities and stockholders' deficiency                $ 134,927,629      $ 135,045,980
                                                              =============      =============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                              CONSOLIDATED FINANCIAL STATEMENTS.




                                            INTEGRATED HEALTHCARE HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------      --------------------------------
                                                          2006               2005               2006              2005
                                                                      (restated-Note 3)                     (restated-Note 3)
                                                     -------------      -------------      -------------      -------------
Net operating revenues                               $  90,366,357      $  83,190,537      $ 176,853,218      $ 104,937,566
                                                     -------------      -------------      -------------      -------------

Operating expenses:
     Salaries and benefits                              46,960,098         47,568,321         95,668,803         60,018,925
     Supplies                                           12,027,952         11,508,396         24,059,560         14,542,211
     Provision for doubtful accounts                     9,672,565         11,331,354         17,971,493         14,472,760
     Other operating expenses                           18,354,868         16,901,792         35,112,231         20,802,012
     Loss on sale of accounts receivable                 2,339,488          3,583,410          5,147,293          3,583,410
     Depreciation and amortization                         670,456            902,845          1,318,245          1,165,057
                                                     -------------      -------------      -------------      -------------
                                                        90,025,427         91,796,118        179,277,625        114,584,375
                                                     -------------      -------------      -------------      -------------

Operating income (loss)                                    340,930         (8,605,581)        (2,424,407)        (9,646,809)

Other income (expense):
     Interest expense, net                              (2,991,517)        (2,729,920)        (5,685,931)        (3,395,216)
     Common stock warrant expense                               --                 --                 --        (17,215,000)
     Change in fair value of derivative                  4,325,472                 --         12,543,491                 --
                                                     -------------      -------------      -------------      -------------
                                                         1,333,955         (2,729,920)         6,857,560        (20,610,216)
                                                     -------------      -------------      -------------      -------------
Income (loss) before minority interest
     and income tax provision                            1,674,885        (11,335,501)         4,433,153        (30,257,025)

Income tax benefit (provision)                                  --            944,000                 --                 --
Minority interest in variable interest entity              142,290            195,517            242,386            204,422
                                                     -------------      -------------      -------------      -------------

Net income (loss)                                    $   1,817,175      $ (10,195,984)     $   4,675,539      $ (30,052,603)
                                                     =============      =============      =============      =============

Per Share Data:
     Earnings (loss) per common share - Basic        $        0.02      $       (0.08)     $        0.06      $       (0.28)
     Earnings (loss) per common share - Diluted      $        0.01      $       (0.08)     $        0.04      $       (0.28)
     Weighted average shares outstanding - Basic        84,351,189        124,539,000         84,321,104        106,518,528
     Weighted average shares - Diluted                 127,297,418            Note 10        127,267,333            Note 10


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                     INTEGRATED HEALTHCARE HOLDINGS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                 Six months ended June 30,
                                                                              ------------------------------
                                                                                  2006             2005
                                                                              ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                             $  4,675,539      $(30,052,603)
Adjustments to reconcile net income (loss) to cash used in operating activities:
   Depreciation and amortization of property and equipment                       1,318,245           983,145
   Amortization of debt issuance costs and intangible assets                       483,252           332,907
   Common stock warrant expense                                                         --        17,215,000
   Change in fair value of derivative                                          (12,543,491)               --
   Minority interest in net loss of variable interest entity                      (242,386)         (204,422)
Changes in operating assets and liabilities:
   Accounts receivable, net, including receivables from Buyer of accounts       (3,635,757)      (20,021,800)
   Inventories of supplies                                                         (64,933)          162,674
   Due from governmental payers                                                 (4,089,967)               --
   Prepaids and other current assets                                               402,329        (5,397,101)
   Accounts payable                                                                888,954        11,475,232
   Accrued compensation and benefits                                               466,132        12,198,907
   Due to governmental payers                                                    2,713,230         1,165,289
   Other current liabilities                                                     2,218,161         7,428,796
                                                                              ------------      ------------
     Net cash used in operating activities                                      (7,410,692)       (4,713,976)
                                                                              ------------      ------------
Cash flows from investing activities:
   Acquisition of hospital assets                                                       --       (63,171,676)
   Deposits to restricted cash                                                          --          (552,000)
   Additions to property and equipment, net                                       (126,050)         (101,590)
                                                                              ------------      ------------
     Net cash used in investing activities                                        (126,050)      (63,825,266)
                                                                              ------------      ------------
Cash flows from financing activities:
   Proceeds from long term debt                                                         --        50,000,000
   Long term debt issuance costs                                                        --        (1,933,000)
   Proceeds from minority investment in PCHI                                            --         5,000,000
   Distribution to PCHI investors                                                 (380,000)               --
   Drawdown on line of credit                                                    2,000,000        13,200,000
   Issuance of common stock                                                        132,132        10,954,645
   Repayments of debt                                                                   --        (1,264,013)
   Payments on capital lease obligations                                           (46,622)          (91,016)
                                                                              ------------      ------------
     Net cash provided by financing activities                                   1,705,510        75,866,616
                                                                              ------------      ------------
Net increase (decrease) in cash and cash equivalents                            (5,831,232)        7,327,374
Cash and cash equivalents, beginning of period                                  16,005,943            69,454
                                                                              ------------      ------------
Cash and cash equivalents, end of period                                      $ 10,174,711      $  7,396,828
                                                                              ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                                     CONSOLIDATED FINANCIAL STATEMENTS.


                                                      4

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements.

         The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on July 28, 2006.

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

         On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights associated with the Hospitals.

         The results of operations of the acquired assets are included in the Company's consolidated statements of operations from the date of Acquisition (March 8, 2005).

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $4,675,539 (primarily attributable to a gain from change in fair value of derivative of $12,543,491) during the six months ended June 30, 2006 and has a working capital deficit of $76,902,457 at June 30, 2006. For the six months ended June 30, 2006, cash used in operations was $7,410,692.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


         On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $27,330,734 as of June 30, 2006 and December 31, 2005. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company established settlement receivables as of June 30, 2006 and December 31, 2005 of $950,654 and $2,273,248, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of June 30, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,663,884 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $2,713,230 in due to governmental payers as of June 30, 2006, and as a net receivable of $103,622 in due from governmental payers as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the six months ended June 30, 2006 and 2005, the Hospitals received payments of $7,789,902 and $1,844,412, respectively. The Company estimates an additional $7,114,739 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of June 30, 2006 ($2,921,150 at December 31, 2005).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the six months ended June 30, 2006 and 2005 were approximately $4.6 and $0.9 million, respectively. The increase reflects initial time delay in completion and recognition of charity applications and uninsured patients that have not been qualified for charity are reserved in the allowance for doubtful accounts.

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

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 3). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of June 30, 2006 and December 31, 2005 was $2,267,869 and $3,148,276, respectively. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

         The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated. The Company recorded provisions for doubtful accounts of $9,672,565 and $11,331,354 for the three months ended June 30, 2006 and 2005, respectively, and $17,971,493 and $14,472,760 for the six months ended June 30, 2006 and 2005, respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

         The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at June 30, 2006.

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

         In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated IBNR reserves are recorded in our results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. The Company recorded net revenues from CalOptima capitation of $2,082,000 and $1,500,000 for the six months ended June 30, 2006 and 2005, respectively. These amounts are net of outsider medical expenses including IBNR reserves. As of June 30, 2006 and December 31, 2005, the IBNR reserves were approximately $4,927,000 and $4,973,000, respectively. The Company's direct cost of providing services to patient members in its facilities is recorded as an operating expense.

         STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted SFAS 123. As of June 30, 2006, the Company had not granted any stock options to employees.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         WARRANTS - In connection with its Acquisition of the Hospitals, the Company entered into complex transactions that contained embedded derivatives in the form of warrants (see Notes 5 and 7).

         NET LOSS PER COMMON SHARE - Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Due to the loss from operations incurred by the Company for the three and six months ended June 30, 2005, the anti-dilutive effect of options and warrants has not been considered in the calculations of loss per share for that period.

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

         Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of June 30, 2006 no goodwill had been recorded on acquisitions.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach for the effect of income taxes. Under SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws

         The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of our deferred tax assets. As of June 30, 2006 and December 31, 2005, the Company established a 100% valuation allowance against its deferred tax assets.

         As described in Note 3 in connection with implementation of the Accounts Purchase Agreement, the Company recorded an income tax benefit during the three months ended June 30, 2005 to reverse the income tax provision recorded in the first quarter of 2005.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from IBNR claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of June 30, 2006 and December 31, 2005, the Company had accrued approximately $3.9 and $2.3 million, respectively, comprised of approximately $0.8 and $0.6 million, respectively, in incurred and reported claims, along with approximately $3.1 and $1.7 million, respectively, in IBNR and an allowance for potential increases in the costs of those claims incurred and reported.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         The Company has purchased as primary coverage occurrence form insurance policies to help fund its obligations under its workers' compensation program. For the policy year ended May 15, 2006, the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. As of May 15, 2006, the Company changed to a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of June 30, 2006 and December 31, 2005, the Company had accrued approximately $1.5 and $1.3 million, respectively, comprised of approximately $0.4 and $0.3 million, respectively, in incurred and reported claims, along with $1.1 and $1.0 million, respectively, in IBNR.

         The Company has also purchased all risk umbrella liability policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

         SEGMENT REPORTING - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the three and six months ended June 30, 2006 and 2005.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         NOTE 2 - ACQUISITION

         The purchase price, after all purchase price adjustments, of the Acquisition amounted to $66,246,821. The fair value of the assets acquired and related costs consisted of the following:

         Property and equipment                                   $ 55,833,952
         Inventories of supplies                                     6,018,995

         Prepaid expenses and other current assets                   2,460,874
                                                                  ------------
                                                                    64,313,821

         Debt issuance costs                                         1,933,000
                                                                  ------------
                                                                  $ 66,246,821
                                                                  ============

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

         The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"-- note: increased from 85% effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         The following table reconciles accounts receivable as of June 30, 2006 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales.

                                                                  June 30, 2006                      December 31, 2005
                                                          ------------------------------      ------------------------------
                                                          As reported        Pro forma        As reported        Pro forma
                                                          ------------      ------------      ------------      ------------
Accounts receivable:
  Governmental                                            $  5,237,792      $ 17,940,785      $ 10,394,875      $ 23,771,977
  Non-governmental                                          13,285,032        52,968,085         9,345,678        46,181,345
                                                          ------------      ------------      ------------      ------------
                                                            18,522,824        70,908,870        19,740,553        69,953,322
Less allowance for doubtful accounts                        (2,267,869)      (16,395,213)       (3,148,276)      (17,723,163)
                                                          ------------      ------------      ------------      ------------
   Net patient accounts receivable                          16,254,955        54,513,657        16,592,277        52,230,159
                                                          ------------      ------------      ------------      ------------
Security Reserve Funds                                       8,891,500                --        12,127,337                --
Deferred purchase price receivables                         16,546,619                --         9,337,703                --
                                                          ------------      ------------      ------------      ------------
   Receivable from Buyer of accounts                        25,438,119                --        21,465,040                --
                                                          ------------      ------------      ------------      ------------
Advance rate amount, net                                            --        (6,881,920)               --       (10,843,197)
Transaction Fees deducted from Security Reserve Funds               --        (5,938,663)               --        (3,329,645)
                                                          ------------      ------------      ------------      ------------
                                                          $ 41,693,074      $ 41,693,074      $ 38,057,317      $ 38,057,317
                                                          ============      ============      ============      ============

         Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $16.2 and $8.2 million for the six months ended June 30, 2006 and 2005, respectively, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of June 30, 2006 the Company had $12,702,993 in governmental accounts receivable that had been reported as sold which are subject to the foregoing limitation.

         The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. The Company incurred losses on sales of accounts receivable of $2,339,488 and $3,583,410 for the three months ended June 30, 2006 and 2005, respectively, and $5,147,293 and $3,583,410 for the six months ended June 30, 2006 and 2005, respectively. The three and six months ended June 30, 2005 were restated to reflect the recognition of sold accounts receivable and to adjust the income tax provision.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                                                           Three months                      Six months
                                                                          ended June 30,                   ended June 30,
                                                                   ----------------------------     ----------------------------
                                                                       2006             2005            2006            2005
                                                                   -----------      -----------     -----------      -----------
Transaction Fees deducted from
   Security Reserve Funds - closed purchases                       $ 1,215,443      $ 1,339,109     $ 2,609,018      $ 1,339,109
Increase (decrease) in accrued Transaction
   Fees - open purchases                                               (51,201)         355,073          57,007          355,073
                                                                   -----------      -----------     -----------      -----------
  Total Transaction Fees incurred                                    1,164,242        1,694,182       2,666,025        1,694,182
                                                                   -----------      -----------     -----------      -----------
Servicing costs for sold accounts receivable - closed purchases      1,266,516        1,265,938       2,497,094        1,265,938
Increase (decrease) in accrued servicing costs - open purchases        (91,270)         623,290         (15,826)         623,290
                                                                   -----------      -----------     -----------      -----------
  Total servicing costs incurred                                     1,175,246        1,889,228       2,481,268        1,889,228
                                                                   -----------      -----------     -----------      -----------
Loss on sale of accounts receivable                                $ 2,339,488      $ 3,583,410     $ 5,147,293      $ 3,583,410
                                                                   ===========      ===========     ===========      ===========

         Effective March 31, 2006, an amendment to the APA reduced the required
Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. As a result of this change, $6,677,916 was released to the Company in April 2006.

         NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                     June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------
               Buildings                           $ 33,696,897    $ 33,696,897
               Land and improvements                 13,522,591      13,522,591
               Equipment                              9,367,092       9,241,044
               Buildings under lease                  5,108,887       5,108,887
                                                   ------------    ------------
                                                     61,695,467      61,569,419
               Less accumulated depreciation         (3,456,377)     (2,138,134)
                                                   ------------    ------------
                    Property and equipment, net    $ 58,239,090    $ 59,431,285
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

         NOTE 5 - DEBT

         The Company's debt consists of the following:

                                                                               June 30,        December 31,
                                                                                 2006              2005
                                                                             ------------      ------------
               Short term debt:
               ----------------
               Secured note payable                                          $ 10,700,000      $ 10,700,000
               Less derivative - warrant liability, current (see Note 7)      (10,700,000)      (10,700,000)
               Secured acquisition loan                                        45,000,000                --
               Secured line of credit, outstanding borrowings                  27,330,734                --
                                                                             ------------      ------------
                    Short term debt                                          $ 72,330,734      $         --
                                                                             ============      ============




                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


               Long term debt:
               ---------------
               Secured acquisition loan                                      $         --      $ 45,000,000
               Secured line of credit, outstanding borrowings                          --        25,330,734
                                                                             ------------      ------------
                    Long term debt                                           $         --      $ 70,330,734
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

         CREDIT AGREEMENT FEES - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, the Company and its subsidiaries agreed to pay to the Lender origination fees in amounts equal to 2% of the Credit Line, or $600,000, and 2% of the Acquisition Loan, or $1,000,000. Such fees were required to be paid out of the Company and its subsidiaries own funds were deemed earned in full upon receipt by the Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the debt issuance costs of $1,933,000 over the two year term of the Obligations. The Company recognized amortization expense of $241,626 and $241,626 for the three months ended June 30, 2006 and 2005, respectively, and $483,252 and $332,907 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, unamortized debt issuance costs are $658,013 and $1,141,265, respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The December Note Warrant entitles the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the December Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the number of shares acquired. The December Credit Agreement provides that "upon payment in full of the obligations, surplus net proceeds, if any, thereafter remaining shall be paid to the Borrower, subject to the rights of any holder of a Lien on the Collateral of which the Lender or Holder has actual notice." The December Note Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the December Credit Agreement by the Lender or the Company's payment in full of all obligations under the December Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the December Note Warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the December Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the December Note Warrant, then the Company must offer to the holder of the December Note Warrant the opportunity to include the number of shares of common stock as the holder may request. In accordance with U.S. GAAP, the Company has classified the December Note as current warrant liability in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005 (see Note
7).

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

         WAIVER OF DEFAULT - The Company is currently in default of its obligation under its loan and security agreements to timely file financial reports with the Securities and Exchange Commission. The lender has been notified of the condition of default and has conditionally waived its right to accelerate repayment of the debt subject to filing of Form 10-K for the year ended December 31, 2005 (which was filed with the SEC on July 28, 2006) and filing of Form 10-Q for the quarter ended March 31, 2006 (which was filed with the SEC on August 11, 2006).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                  OC-PIN agreed to reimburse the Company for $707,868 of its additional debt financing costs incurred since March 8, 2005. As of June 30, 2006, these costs had been recovered by the Company, as confirmed by the parties on July 25, 2006.

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

         6. The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date. As of June 30, 2006, 3,246,201 of these shares were not issued pending the Company's recovery of $367,868 in additional debt financing costs pursuant to the First Amendment. The Company resolved this matter with OC-PIN on July 25, 2006 and the company has agreed to issue the additional 3,246,201 shares.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


         7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company shall issue an additional portion of the 5,400,000 shares mentioned in item (6) above. As of June 30, 2006, the Company had issued 418,873 of these shares to OC-PIN.

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

         Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized gains of $4,325,472 and $12,543,491 in change in fair value of derivative for the three and six months ended June 30, 2006, respectively. During the six months ended June 30, 2005, the Company recognized a related warrant expense of $17,215,000. The related warrant liability as of June 30, 2006 and December 31, 2005 is $8,521,178 and $21,064,669, respectively. The Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants. As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43,254,715 accordingly remains unchanged.

         The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                                        June 30, 2006      December 31, 2005
                                        -------------      -----------------
         Risk-free interest rate                 5.2%                   4.4%
         Expected volatility                    23.0%                  28.6%
         Dividend yield                           --                      --
         Expected life (years)                   2.07                   2.57
         Fair value of Warrants                $0.197                 $0.487
         Market value per share                 $0.20                  $0.49

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

         The Company computed the fair value, and related number of shares, of the December Note Warrant based on the Black-Scholes option pricing model with the following assumptions:

                                       June 30, 2006     December 31, 2005
                                       -------------     -----------------
         Risk-free interest rate                5.2%                  4.4%
         Expected volatility                   23.9%                 23.9%
         Dividend yield                          --                     --
         Expected life (years)                   .45                   .95
         Fair value of Warrants               $0.200                $0.490
         Number of shares                 53,500,000            21,836,735


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

         Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

         NOTE 9 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is the chairman of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock (see Note 7). The Company has consolidated the financial statements of PCHI in the accompanying financial statements in accordance with FIN 46R (see Note 8). During the six months ended June 30, 2006 and 2005, the Company incurred rent expense paid to PCHI of $3,077,208 and $2,724,944, respectively, which was eliminated upon consolidation.

         MANAGEMENT AGREEMENTS - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Four of these agreements were amended on August 5, 2006. Among other terms, the three year, amended employment agreements provide for annual salaries aggregating $2,790,000, total stock option grants to purchase 3,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of June 30, 2006, the Company has not issued any stock options pursuant to the employment agreements.

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

      Since the Company incurred losses for the three and six months ended June 30, 2005, antidilutive potential shares of common stock, consisting of approximately 40 million shares issuable under warrants, have been excluded from the calculations of diluted loss per share for those periods in the following table. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                              Three months ended                   Six months ended
                                                    June 30,                           June 30,
                                        -------------------------------      -------------------------------
                                             2006             2005               2006              2005
                                        -------------     -------------      -------------     -------------
Numerator:
Net income (loss)                       $   1,817,175     $ (10,195,984)     $   4,675,539     $ (30,052,603)
                                        =============     =============      =============     =============
Denominator:
  Weighted average common shares           84,351,189       124,539,000         84,321,104       106,518,528
  Warrants                                 42,946,229                --         42,946,229                --
                                        -------------     -------------      -------------     -------------
  Denominator for diluted calculation     127,297,418       124,539,000        127,267,333       106,518,528
                                        =============     =============      =============     =============
  Earnings (loss) per share - basic     $        0.02     $       (0.08)     $        0.06     $       (0.28)
  Earnings (loss) per share - diluted   $        0.01     $       (0.08)     $        0.04     $       (0.28)

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

         The following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

                    Year ending December 31,
                    2006                                $       2,114,106
                    2007                                        1,761,247
                    2008                                        1,233,130
                    2009                                          909,600
                    2010                                          909,600
                    Thereafter                                 16,589,772
                                                        -----------------
                                                        $      23,517,455
                                                        =================

         Total rental expense was $456,107 and $505,300 for the three months ended June 30, 2006 and 2005, respectively, and $910,831 and $635,809 for the six months ended June 30, 2006 and 2005, respectively.

         CAPITAL LEASES - The Company has a long-term lease obligation for the buildings at the Chapman facility. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, assets with a net book value of $4,750,771 and $4,886,503 are included in property and equipment in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively. The following is a schedule of future minimum lease payments under the capitalized building lease together with the present value of the net minimum lease payments as of December 31, 2005:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


               Year ending December 31,
               ------------------------
                         2006                                      $     686,292
                         2007                                            686,292
                         2008                                            686,292
                         2009                                            686,292
                         2010                                            686,292
                      Thereafter                                       8,921,796
                                                                   -------------
                         Total minimum lease payments                 12,353,256
               Less amount representing interest                       7,306,703
                                                                   -------------
               Present value of net minimum lease payments             5,046,553
               Less current portion                                       85,296
                                                                   -------------
               Long-term portion                                   $   4,961,257
                                                                   =============

         AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (see Note 9). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the tenants of the Condo Units asserting a right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the adjudication of the tenants' rights of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

         Pursuant to the Compensation Agreement, the Company shall acquire title to the Condo Units upon adjudication of the tenants' rights of first refusal and then transfer such title to the Condo Units to PCHI. In the event of the Company's failure to obtain title to the Condo Units, the Company shall pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI, but not less than the product of $2,500,000 multiplied by a fraction, the numerator of which shall be the number of Condo Units not acquired by the Company and transferred to PCHI, and the denominator equal to the total Condo Units of twenty-two. The tenants are currently in litigation with Tenet related to the purchase price of the Condo Units offered by Tenet to the tenants.

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

Note 12 SUBSEQUENT EVENT

         The Company and its General Counsel entered into a General Release and Confidentiality Agreement on August 4, 2006 which became irrevocable on August
12. The agreement provides for his voluntary resignation and termination of his employment with the Company. The Company estimates costs of approximately $450,000 which will be recorded during the three months ended September 30, 2006.

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

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to Pacific Coast Holdings Investment, LLC ("PCHI"). The Company sold $5 million in limited partnership interests to finance the Acquisition and PCHI guaranteed the Company's Acquisition Loan. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. In accordance with Financial Accounting Standards Board Interpretation Number 46R, "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51," PCHI is a variable interest entity and has been included in the accompanying consolidated financial statements as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005.

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

         The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"-- note: increased from 85% effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

         The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of June 30, 2006 and December 31, 2005.

                                                      June 30,      December 31,
                                                        2006           2005
                                                    ------------   ------------
            Accounts receivable:

              Governmental                          $  5,237,792   $ 10,394,875
              Non-governmental
                                                      13,285,032      9,345,678
                                                    ------------   ------------

                                                      18,522,824     19,740,553
            Less allowance for doubtful accounts      (2,267,869)    (3,148,276)
                                                    ------------   ------------
               Net patient accounts receivable        16,254,955     16,592,277
                                                    ------------   ------------
            Security Reserve Funds                     8,891,500     12,127,337
            Deferred purchase price receivables       16,546,619      9,337,703
                                                    ------------   ------------
               Receivable from Buyer of accounts      25,438,119     21,465,040
                                                    ------------   ------------
                                                    $ 41,693,074   $ 38,057,317
                                                    ============   ============

         Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $16.2 and $8.2 million for the six months ended June 30, 2006 and 2005, respectively, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of June 30, 2006 the Company had $12,702,993 in governmental accounts receivable that had been reported as sold which are subject to the foregoing limitation.

         The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. The Company incurred losses on sales of accounts receivable of $2,339,488 and $3,583,410, for the three months ended June 30, 2006 and 2005, respectively, and $5,147,293 and $3,583,410 for the six months ended June 30, 2006 and 2005, respectively.

         Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. As a result of this change, $6,677,916 was released to the Company in April 2006.

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

         Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized gains of $4,325,472 and $12,543,491 in change in fair value of derivative for the three and six months ended June 30, 2006, respectively. During the six months ended June 30, 2005, the Company recognized a related warrant expense of $17,215,000. The related warrant liability as of June 30, 2006 and December 31, 2005 is $8,521,178 and $21,064,669, respectively. The Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants.

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

         Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $4,675,539 (primarily attributable to a gain from change in fair value of derivative of $12,543,491) during the six months ended June 30, 2006 and has a working capital deficit of $76,902,457 at June 30, 2006. For the six months ended June 30, 2006, cash used in operations was $7,410,692.

         On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $27,330,734 as of June 30, 2006 and December 31, 2005. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender. Accordingly, on December 12, 2005, the Company paid $5,000,000 against the Acquisition Loan reducing its outstanding balance to $45 million. As of June 30, 2006, the Company had outstanding short term debt aggregating $83,030,734, of which $10,700,000 is included in warrant liabilities, current. See "Overview - Common Stock Warrants" above in this Item 2.

         Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Acquisition Loan and Line of Credit that changed the interest rate from 14% to prime plus 5.75%. As a result, future increases in the prime rate would increase the Company's interest expense.

         Our working capital deficit as of June 30, 2006 was $76.9 million and, for the six months then ended, cash used by operations was $7.4 million. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

         1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 vs. 2005. Net operating revenues for the three months ended June 30, 2006 were $7.2 million higher than for the same period in the preceding year. Adjusting for calendar days from date of Acquisition (March 8, 2005), net operating revenues for the six months ended June 30 2006 were $12.1 million higher than for the same period in the preceding year.

         2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. However, a net improvement of $0.2 to $0.3 million per month is a reasonable expectation for 2006. Operating expenses for the three months ended June 30, 2006 were $1.8 million lower than for the same period in the preceding year. Adjusting for calendar days from date of Acquisition (March 8, 2005), operating expenses for the six months ended June 30 2006 were $1.1 million lower than for the same period in the preceding year.

         3. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. We are seeking new equity investments in the Company; however we have not yet secured alternative sources of capital or re-negotiated our commitments with our lender. The Company intends to work with interested parties to place an additional $20 million in equity, of which $10.7 million will be applied toward the payment of the December Note and the remainder will reduce the level required when the term notes are refinanced. Management believes the reduction in leverage and refinancing, if successful, will yield reductions in the discount on sales of accounts receivable. The combined impact of these changes is expected to yield from $0.4 to $0.5 million in reduced capital costs per month. There can be no assurance that we will be able raise additional funds on terms acceptable to us or at all. Such additional equity, if available, is likely to substantially dilute the interest of our current shareholders in the Company. These steps are also subject to the approval of the Company's Board of Directors which currently is comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

         The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

         As of June 30, 2006, the Company had approximately $2.7 million available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

         Effective March 31, 2006, an amendment to the APA will accelerate the Company's cash receipts in connection with its sales of accounts receivable. The amendment reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. As a result of this change, $6,677,916 was released to the Company in April 2006.

RESULTS OF OPERATIONS

         The following table sets forth, for the three and six months ended June 30, 2006 and 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The six months ended June 30, 2005 reflects operations from the Acquisition date of March 8, 2005.

                                                      Three months ended June 30,            Six months ended June 30,
                                                   ----------------------------------    -----------------------------------
                                                        2006               2005               2006                2005
                                                   ---------------    ---------------    ----------------    ---------------
Net operating revenues                                     100.0%             100.0%              100.0%             100.0%
Operating expenses                                          99.6%             110.3%              101.4%             109.2%
                                                   ---------------    ---------------    ----------------    ---------------
Operating income (loss)                                      0.4%             (10.3%)              (1.4%)             (9.2%)
                                                   ---------------    ---------------    ----------------    ---------------
Other income (expense):
Interest expense, net                                       (3.3%)             (3.3%)              (3.2%)             (3.2%)
Common stock warrant expense                                 0.0%               0.0%                0.0%             (16.4%)
Change in fair value of derivative                           4.8%               0.0%                7.1%               0.0%
                                                   ---------------    ---------------    ----------------    ---------------
Other income (expense), net                                  1.5%              (3.3%)               3.9%             (19.6%)
                                                   ---------------    ---------------    ----------------    ---------------
Income (loss) before minority interest
    and provision for income taxes                           1.9%             (13.6%)               2.5%             (28.8%)
Income tax benefit (provision)                               0.0%               1.1%                0.0%               0.0%
Minority interest in variable interest entity                0.1%               0.2%                0.1%               0.2%
                                                   ---------------    ---------------    ----------------    ---------------
Net income (loss)                                            2.0%             (12.3%)               2.6%             (28.6%)
                                                   ===============    ===============    ================    ===============



CONSOLIDATED RESULTS OF OPERATIONS--THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

NET OPERATING REVENUES

         Net operating revenues for the three months ended June 30, 2006 were 8.6% higher, or $7.2 million, than for the same period in 2005 (our first full quarter). Admissions for the same periods increased 3.0%. Rates improved by 5.3% due to the impact of new contracts and governmental payments. The underlying mix of patients remained fairly constant.

         The six months ended June 30, 2005 contained only 115 days of Hospital operations compared to the full six months ended June 30, 2006. Adjusted for calendar days, net operating revenues increased 7.3% on approximately the same level of admissions.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2006 decreased $1.8 million from the same period in 2005. This is net of insurance cost increases on self insurance reserves of $0.7 million and supply cost increases of $0.5 million.

         The provision for doubtful accounts decreased $1.7 million from the same quarter in 2005 reflecting improvements in collection efforts and more timely recognition of charity accounts.

         The loss on sale of accounts receivable declined for the three months ended June 30, 2006 compared to the same period for 2005. The sale of accounts receivable for the second quarter of 2005 included accounts generated in the prior quarter as new billing numbers were awarded.

         The six months ended June 30, 2005 contained only 115 days of Hospital operations compared to 181 days in 2006. Adjusted for calendar days, operating expenses declined 0.6%, consistent with the quarterly results.

OPERATING INCOME (LOSS)

         Operating income for the three months ended June 30, 2006 was $340,930 compared to an operating loss of $8.6 million for the same period in the prior year. Operating loss for the six months ended June 30, 2006 was $2.4 million compared to an operating loss of $9.6 million for the same period in the prior year. Improvements in contracts and increased governmental support have contributed to this improvement. Continued emphasis on cost control management has also been instrumental.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net, changed primarily as a result of the changes in fair value of warrants. The initial valuation of warrants issued in the first quarter of 2005 (as described in Form 10-Q/A for the three months ended March 31 2005) was $17,215,000. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, this was revalued to $17,604,292 on December 12, 2005 and subsequently increased to $21,064,669 as of December 31, 2005. As of June 30, 2006, the fair value of these warrants had decreased to $8,521,178, resulting in gains for the three and six months ended June 30, 2006 of $4,325,472 and $12,543,491, respectively.

         Interest costs were relatively consistent between the periods as a percentage of net operating revenues.

INCOME TAX BENEFIT (PROVISION)

         In connection with implementation of the APA (See "Overview - Accounts Purchase Agreement" above in this Item 2), the Company recorded an income tax benefit during the three months ended June 30, 2005 to reverse the income tax provision recorded in the first quarter of 2005.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company established settlement receivables as of June 30, 2006 and December 31, 2005 of $950,654 and $2,273,248, respectively.

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

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of June 30, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,663,884 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $2,713,230 in due to governmental payers as of June 30, 2006, and as a net receivable of $103,622 in due from governmental payers as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the six months ended June 30, 2006 and 2005, the Hospitals received payments of $7,789,902 and $1,844,412, respectively. The Company estimates an additional $7,114,739 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of June 30, 2006 ($2,921,150 at December 31, 2005).

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

         Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005.

         The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the six months ended June 30, 2006 and 2005 were approximately $4.6 and $0.9 million, respectively. . The increase reflects initial time delay in completion and recognition of charity applications and uninsured patients that have not been qualified for charity are reserved in the allowance for doubtful accounts.

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

         SALE OF ACCOUNTS RECEIVABLE - The Company incurred loss on sale of accounts receivable of $2,339,488 and $3,583,410, for the three months ended June 30, 2006 and 2005, respectively, and $5,147,293 and $3,583,410 for the six months ended June 30, 2006 and 2005, respectively. See "Overview - Accounts Purchase Agreement" above in this Item 2.

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

         The Company recorded provisions for doubtful accounts of $9,672,565 and $11,331,354 for the three months ended June 30, 2006 and 2005, respectively, and $17,971,493 and $14,472,760 for the six months ended June 30, 2006 and 2005, respectively.

         COMMON STOCK WARRANTS - Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized a gain of $4,325,472 and $12,543,491 in change in fair value of derivative for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, the Company recognized a related warrant expense of $17,215,000. The related warrant liability as of June 30, 2006 and December 31, 2005 is $8,521,178 and $21,064,669, respectively. See "Overview - Common Stock Warrants" above in this Item 2.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At June 30, 2006, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 5 and 7 to the consolidated financial statements. We have no off-balance sheet arrangements.

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


 ITEM 6. EXHIBITS.

Exhibit     Description
Number
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                           INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: August 18, 2006                     By:  /s/ Steven R. Blake
                                                -------------------------------
                                                Steven R. Blake
                                                Chief Financial Officer
                                                (Principal Financial Officer)