Form 10-Q/A
period 2006-03-31
Integrated Healthcare Holdings Inc
filed 2006-11-03
CIK 1051488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

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

There were 84,351,189 shares outstanding of the issuer's Common Stock as of August 8, 2006.

--------------------------------------------------------------------------------

                                Explanatory Note

On October 30, 2006, the Company's Audit Committee, acting on a recommendation from the Company's management determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to an error in the overstatement of net revenues and accounts receivable. More specifically, the Company determined that the restatements with respect to its financial statements for these periods were necessary to write off patient accounts receivable for services provided under capitated contracts. Please refer to Note 12 to our unaudited condensed consolidated quarterly financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement. Accordingly, the Company has restated its financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006 with the filing of amended quarterly reports on Form 10-Q/A and is restating its financial statements for the quarterly period ended March 31, 2006 in this amended report.

This amendment to the Company's Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of
Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as of and for the period ended March 31, 2006, as described in Note 12 to the unaudited condensed consolidated financial statements and (ii) to make revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. Except as previously discussed and included in Note 12 to our unaudited condensed consolidated quarterly financial statements included in this amendment on Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 11, 2006. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,       DECEMBER 31,
                                                                      2006              2005
                                                                  -------------    -------------
                                                                   (unaudited)
                                                                  (as restated)    (as restated)
                                             ASSETS
Current assets:
       Cash and cash equivalents                                  $   7,129,693    $  16,005,943
       Restricted cash                                                4,971,636        4,971,636
       Accounts receivable, net of allowance for doubtful
         accounts of $2,432,084 and $3,148,276, respectively         14,902,829       15,975,486
       Security reserve funds                                        13,021,487       12,127,337
       Deferred purchase price receivables                           14,354,540        9,337,703
       Inventories of supplies, at cost                               5,786,274        5,719,717
       Due from governmental payers                                   6,587,219        3,024,772
       Prepaid expenses and other current assets                      6,369,539        6,694,045
                                                                  -------------    -------------
                                                                     73,123,217       73,856,639
                                                                  -------------    -------------
Property and equipment, net of accumulated depreciation
       of $2,785,921 and $2,138,134, respectively                    58,860,857       59,431,285
Debt issuance costs, net of accumulated amortization
       of $1,033,361 and $791,735, respectively                         899,639        1,141,265

                                                                  -------------    -------------
       Total assets                                               $ 132,883,713    $ 134,429,189
                                                                  =============    =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
       Short term debt                                            $  70,330,734    $           -
       Accounts payable                                              28,999,871       26,835,606
       Accrued compensation and benefits                             11,561,638       12,533,499
       Warrant liabilities, current                                  23,546,650       10,700,000
       Due to governmental payers                                     1,045,126                -
       Other current liabilities                                     17,815,951       15,725,489
                                                                  -------------    -------------
         Total current liabilities                                  153,299,970       65,794,594
                                                                  -------------    -------------

Long term debt                                                                -       70,330,734
Capital lease obligations, net of current portion
       of $87,880 and $85,296, respectively                           4,938,295        4,961,257
Warrant liability                                                            -        21,064,669

Minority interest in variable interest entity                         3,041,453        3,341,549
Commitments and contingencies

Stockholders' deficiency:
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 84,351,189 and 83,932,316 shares
         issued and outstanding, respectively                            84,351           83,932
       Additional paid in capital                                    16,257,683       16,125,970
       Accumulated deficit                                          (44,738,039)     (47,273,516)
                                                                  -------------    -------------
         Total stockholders' deficiency                             (28,396,005)     (31,063,614)

                                                                  -------------    -------------
Total liabilities and stockholders' deficiency                    $ 132,883,713    $ 134,429,189
                                                                  =============    =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                               2





                                  INTEGRATED HEALTHCARE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)


                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                   2006             2005
                                                              -------------    -------------
                                                              (as restated)

Net operating revenues                                        $  86,163,974    $  21,747,029
                                                              -------------    -------------
Operating expenses:
          Salaries and benefits                                  48,708,705       12,450,604
          Supplies                                               12,031,608        3,033,815
          Provision for doubtful accounts                         8,298,928        3,141,406
          Other operating expenses                               16,757,363        3,900,220
          Loss on sale of accounts receivable                     2,807,805                -
          Depreciation and amortization                             647,789          262,212
                                                              -------------    -------------
                                                                 89,252,198       22,788,257
                                                              -------------    -------------

Operating loss                                                   (3,088,224)      (1,041,228)

Other income (expense):
          Interest expense, net                                  (2,694,414)        (665,296)
          Common stock warrant expense                                    -      (17,215,000)
          Change in fair value of derivative                      8,218,019                -
                                                              -------------    -------------
                                                                  5,523,605      (17,880,296)
                                                              -------------    -------------
Income (loss) before minority interest
          and provision for income taxes                          2,435,381      (18,921,524)
Income tax benefit (provision)                                            -         (944,000)
Minority interest in variable interest entity                       100,096            8,905
                                                              -------------    -------------

Net income (loss)                                             $   2,535,477    $ (19,856,619)
                                                              =============    =============

Per Share Data:
          Earnings (loss) per common share-Basic                      $0.03           ($0.22)
          Earnings (loss) per common share-Fully Diluted              $0.02           ($0.22)
          Weighted average shares outstanding-Basic              84,281,377       88,493,611
          Weighted average shares-Fully Diluted                 127,227,606          Note 10


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                             3






                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
                                                                     (as restated)
Cash flows from operating activities:
Net income (loss)                                                    $  2,535,477    $(19,856,619)
Adjustments to reconcile net loss to cash
         used in operating activities:
      Depreciation and amortization of property and equipment             647,789         249,363
      Amortization of debt issuance costs and intangible assets           241,626          75,203
      Common stock warrant expense                                              -      17,215,000
      Change in fair value of derivative                               (8,218,019)              -
      Minority interest in net loss of variable interest entity          (100,096)         (8,905)
Changes in operating assets and liabilities:
      Accounts receivable, net                                          1,072,657     (16,968,328)
      Security reserve funds                                             (894,150)              -
      Deferred purchase price receivables                              (5,016,837)              -
      Inventories of supplies                                             (66,557)         71,868
      Due from governmental payers                                     (3,562,447)              -
      Prepaids and other current assets                                   324,506      (1,375,081)
      Accounts payable                                                  2,164,265       5,933,254
      Accrued compensation and benefits                                  (971,861)      7,073,364
      Due to governmental payers                                        1,045,126               -
      Other current liabilities                                         2,090,462       1,439,151
                                                                     ------------    ------------
        Net cash used in operating activities                          (8,708,059)     (6,151,730)
                                                                     ------------    ------------
Cash flows from investing activities:
      Acquisition of hospital assets                                            -     (63,171,676)
      Additions to property and equipment, net                            (77,361)              -
                                                                     ------------    ------------
        Net cash used in investing activities                             (77,361)    (63,171,676)
                                                                     ------------    ------------
Cash flows from financing activities:
      Proceeds from long term debt                                              -      50,000,000
      Long term debt issuance costs                                             -      (1,933,000)
      Proceeds from minority investment in PCHI                                 -       5,000,000
      LLC distribution                                                   (200,000)              -
      Drawdown on line of credit                                                -      13,200,000
      Issuance of common stock                                            132,132      10,699,501
      Repayments of debt                                                        -      (1,264,013)
      Payments on capital lease obligations                               (22,962)        (34,414)
                                                                     ------------    ------------
        Net cash (used in) provided by financing activities               (90,830)     75,668,074
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                   (8,876,250)      6,344,668
Cash and cash equivalents, beginning of period                         16,005,943          69,454
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $  7,129,693    $  6,414,122
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $2,535,477 (primarily attributable to a gain from change in fair value of derivative of $8,218,019) during the three months ended March 31, 2006 and has a working capital deficit of $80,176,753 at March 31, 2006. For the three months ended March 31, 2006, cash used in operations was $8,708,059.


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


                                                    March 31, 2006                  December 31, 2005
                                              ----------------------------    ----------------------------
                                               As reported      Pro forma      As reported      Pro forma
                                              ------------    ------------    ------------    ------------
                                              (as restated    (as restated    (as restated    (as restated
                                                 - Note 12)      - Note 12)      - Note 12)      - Note 12)
Accounts receivable:
  Governmental                                $  5,732,795    $ 19,362,292    $ 10,394,875    $ 23,771,977
  Non-governmental                              11,602,118      51,808,270       8,728,887      45,564,554
                                              ------------    ------------    ------------    ------------
                                                17,334,913      71,170,562      19,123,762      69,336,531
Less allowance for doubtful accounts            (2,432,084)    (15,140,247)     (3,148,276)    (17,723,163)
                                              ------------    ------------    ------------    ------------
   Net patient accounts receivable              14,902,829      56,030,315      15,975,486      51,613,368
                                              ------------    ------------    ------------    ------------
Security Reserve Funds                          13,021,487               -      12,127,337               -
Deferred purchase price receivables             14,354,540               -       9,337,703               -
                                              ------------    ------------    ------------    ------------
   Receivable from Buyer of accounts            27,376,027               -      21,465,040               -
                                              ------------    ------------    ------------    ------------
Advance rate amount, net                                -      (9,028,239)              -     (10,843,197)
Transaction Fees deducted from
  Security Reserve Funds                                -      (4,723,220)              -      (3,329,645)
                                              ------------    ------------    ------------    ------------
                                              $ 42,278,856    $ 42,278,856    $ 37,440,526    $ 37,440,526
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

     Since the Company incurred losses for the three months ended March 31, 2005, antidilutive potential shares of common stock, consisting of approximately 40 million shares, issuable under warrants, have been excluded from the calculation of diluted loss per share for that period in the following table. The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                               Three months ended
                                                    March 31,
                                           ---------------------------
                                               2006           2005
                                           ------------   ------------
                                           (as restated)
Numerator:
Net income (loss)                          $  2,535,477   $(19,856,619)
                                           ============   ============
Denominator:
  Weighted average common shares             84,281,377     88,493,611
  Warrants                                   42,946,229              -
                                           ------------   ------------
  Denominator for diluted calculation       127,227,606     88,493,611
                                           ============   ============
  Earnings (loss) per share - basic        $       0.03   $      (0.22)
  Earnings (loss) per share - diluted      $       0.02   $      (0.22)



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


     NOTE 12 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     During October 2006, the Company's management determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to an error in the overstatement of net revenues and accounts receivable. More specifically, the Company determined that the restatements with respect to its financial statements for these periods were necessary to write-off patient accounts receivable for services provided under capitated Cal Optima managed care contracts. The correction of errors resulted in a decrease in net operating revenues, income before minority interest and provision for income taxes and net income of $322,887 for the three months ended March 31, 2006 and a decrease in accounts receivable and an increase in accumulated deficit and stockholders' deficiency of $939,678 as of March 31, 2006.

     The following table sets for the amounts as originally reported in the Company's condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of operations for the three months ended March 31, 2006 and the effects of the correction of the error as described above:

                                                     As of March 31, 2006
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Balance Sheet:
  Accounts receivable                           $ 15,842,507    $ 14,902,829
  Total assets                                   133,823,391     132,883,713
  Accumulated deficit                            (43,798,361)    (44,738,039)
  Total stockholders' deficiency                 (27,456,327)    (28,396,005)

                                                    Three months ended
                                                      March 31, 2006
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Statement of Operations:
  Net operating revenues                        $ 86,486,861    $ 86,163,974
  Operating loss                                  (2,765,337)     (3,088,224)
  Income (loss) before minority interest
    and provision for income taxes                 2,758,268       2,435,381
  Net income (loss)                                2,858,364       2,535,477

     The Company has determined that $616,791 of the $939,678 overstatement of accounts receivable and understatement of accumulated deficit and stockholders' deficiency as of March 31, 2006 related to errors that existed as of December 31, 2005. The overstatement of accounts receivable, net operating revenues, income before minority interest and provision for income taxes and net income and understatement of accumulated deficit and stockholders' deficiency by $616,791 was determined by management to be immaterial to the financial statements as of and for the year ended December 31, 2005 in accordance with Staff Accounting Bulletin No. 108 ("SAB 108"). However, in accordance with the dual approach outlined in SAB 108 management has determined that the impact of the $616,791 error is material to the unaudited condensed consolidated quarterly financial statements financial statements as of and for the three months ended March 31, 2006. Based on management's evaluation of the errors, SAB 108 requires the Company to correct the 2005 financial statements for the immaterial error and make such correction to the financial statements in the filing of the next annual report on Form 10-K.

     The following table sets forth the amounts as originally reported in the condensed consolidated balance sheet as of December 31, 2005 filed as part of Form 10-Q for the three months ended March 31, 2006, and the effects of the correction of the error as described above:

                                                  As of December 31, 2005
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Balance Sheet:
  Accounts receivable                           $ 16,592,277    $ 15,975,486
  Total assets                                   135,045,980     134,429,189
  Accumulated deficit                            (46,656,725)    (47,273,516)
  Total stockholders' deficiency                 (30,446,823)    (31,063,614)

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

     The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of March 31, 2006 and December 31, 2005.


                                                March 31,     December 31,
                                                  2006           2005
                                               ------------   ------------
                                              (as restated)   (as restated)
     Accounts receivable:

       Governmental                            $  5,732,795    $10,394,875
       Non-governmental                          11,602,118      8,728,887
                                               ------------   ------------
                                                 17,334,913     19,123,762
     Less allowance for doubtful accounts        (2,432,084)    (3,148,276)
                                               ------------   ------------
        Net patient accounts receivable          14,902,829     15,975,486
                                               ------------   ------------
     Security Reserve Funds                      13,021,487     12,127,337
     Deferred purchase price receivables         14,354,540      9,337,703
                                               ------------    -----------
        Receivable from Buyer of accounts        27,376,027     21,465,040
                                               ------------   ------------
                                               $ 42,278,856   $ 37,440,526
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

LIQUIDITY AND CAPITAL RESOURCES


     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $2,535,477 (primarily attributable to a gain from change in fair value of derivative of $8,218,019) during the three months ended March 31, 2006 and has a working capital deficit of $80,176,753 at March 31, 2006. For the three months ended March 31, 2006, cash used in operations was $8,708,059.

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

     Our working capital deficit as of March 31, 2006 was $80.2 million and, for the three months then ended, cash used by operations was $8.7 million. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

     1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 vs. 2005. Adjusting for calendar days, revenues for the three months ended March 31, 2006 were $4.6 million higher than for the same period in the preceding year.

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

                                                        Three months ended
                                                             March 31,
                                                       ---------------------
                                                         2006         2005
                                                       --------     --------

     Net operating revenues                               100.0%       100.0%
     Operating expenses                                   103.6        104.8
                                                       --------     --------
     Operating loss                                        (3.6)        (4.8)
                                                       --------     --------
     Other income (expense):
     Interest expense, net                                 (3.1)        (3.0)
     Common stock warrant expense                             -        (79.2)
     Change in fair value of derivative                     9.5            -
                                                       --------     --------
     Other income (expense), net                            6.4        (82.2)
                                                       --------     --------
     Income (loss) before provision for income taxes
       and minority interest                                2.8       (87.0)
     Provision for income taxes                               -         (4.3)
     Minority interest in variable interest entity          0.1           -
                                                       --------     --------

     Net income (loss)                                      2.9%       (91.3)%
                                                       ========     ========


CONSOLIDATED RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

NET OPERATING REVENUES

     Our consolidated net operating revenues, on a calendar day basis (using 24 days for the three months ended March 31, 2005- "Acquisition" days), increased 5.7% as a result of contract rate increases. Average daily census remained unchanged.

OPERATING EXPENSES

     Operating expenses decreased as a percent of revenues by 1.2% which equates to inflationary increases (net of efficiencies) of 6.6%.

     The provision for doubtful accounts as a percentage of revenue decreased to 9.6% for the three months ended March 31, 2006 from 14.4% in the comparable period in 2005, more than offsetting the $2.8 loss on sale of accounts receivable incurred during the three months ended March 31, 2006.

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

OPERATING LOSS


     Loss from operations as a percent of revenue improved by 1.2% due to rate improvements in excess of cost increases.


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

     We previously conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and June 30, 2006 and found them to be effective as of such dates. However, we have subsequently conducted a re-evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 and June 30, 2006 and identified certain material weaknesses, discussed further below. With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management re-evaluated the effectiveness of our system of internal control over financial reporting as a result of the restatement of the financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006, based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on these evaluations and re-evaluations, management determined that the Company's system of disclosure controls and procedures was not effective as of March 31, 2006 and June 30, 2006, and the Company's systems of internal control over financial reporting was not effective as of March 31, 2006 and June 30, 2006, due to the presence of certain material weaknesses. These weaknesses contributed to the need for restatements of our financial statements for the quarterly periods ending March 31, 2006 and June 30, 2006 as follows.

     As described in the notes to the accompanying restated financial statements, the Company's management determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to the an error in the overstatement of net revenues and accounts receivable. The Company determined that the restatements were necessary to write-off patient accounts receivable for services provided under capitated contracts. The correction of errors resulted in a decrease in net operating revenues, income before minority interest and provision for income taxes and net income of $322,887 for the three months ended March 31, 2006 and a decrease in accounts receivable and an increase in accumulated deficit and stockholders' deficiency of $939,678 as of March 31, 2006.

     Management has identified, as a material weakness contributing to these restatements, that the Company's controls over the timely preparation and review of account reconciliations was inadequate. Management has implemented new procedures to monitor the timely preparation and review of account reconciliations. In addition, management has implemented new procedures to ensure that material errors are prevented or detected on a timely basis.

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


                                         INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: November 2, 2006                  By: /s/ Steven R. Blake
                                             -----------------------------------
                                             Steven R. Blake
                                             Chief Financial Officer
                                             (Principal Financial Officer)