Form 10-Q/A
period 2006-06-30
Integrated Healthcare Holdings Inc
filed 2006-11-06
CIK 1051488

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2006
           (unaudited) and December 31, 2005                                  2


          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2006 and 2005 (unaudited)     3


          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2006 and 2005 (unaudited)               4


          Notes to Condensed Consolidated Financial Statements (unaudited)    5

Item 2.   Management's Discussion and Analysis of Financial Condition         24
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          33

Item 4.   Controls and Procedures                                             33

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   35
Item 1A.  Risk Factors                                                        35
Item 6.   Exhibits                                                            35

SIGNATURES
--------------------------------------------------------------------------------

                                Explanatory Note

On October 30, 2006, the Company's Audit Committee, acting on a recommendation from the Company's management determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to an error in the overstatement of net revenues and accounts receivable. More specifically, the Company determined that the restatements with respect to its financial statements for these periods were necessary to write off patient accounts receivable for services provided under capitated contracts. Please refer to Note 13 to our unaudited condensed consolidated quarterly financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement. Accordingly, the Company has restated its financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006 with the filing of amended quarterly reports on Form 10-Q/A and is restating its financial statements for the quarterly period ended June 30, 2006 in this amended report.

This amendment to the Company's Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of
Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as of and for the period ended June 30, 2006, as described in Note 13 to the unaudited condensed consolidated financial statements and (ii) to make revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. Except as previously discussed and included in Note 13 to our unaudited condensed consolidated quarterly financial statements included in this amendment on Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 18, 2006. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,         DECEMBER 31,
                                                                  2006              2005
                                                              -------------      -------------
                                                               (unaudited)
                                                              (as restated)      (as restated)
                                             ASSETS

Current assets:
    Cash and cash equivalents                                 $  10,174,711      $  16,005,943
    Restricted cash                                               4,971,636          4,971,636
    Accounts receivable, net of allowance for doubtful
      accounts of $2,267,869 and $3,148,276, respectively        14,668,853         15,975,486
    Security reserve funds                                        8,891,500         12,127,337
    Deferred purchase price receivables                          16,546,619          9,337,703
    Inventories of supplies, at cost                              5,784,650          5,719,717
    Due from governmental payers                                  7,114,739          3,024,772
    Prepaid expenses and other current assets                     6,291,716          6,694,045
                                                              -------------      -------------
                                                                 74,444,424         73,856,639
                                                              -------------      -------------
Property and equipment, net of accumulated depreciation
   of $3,456,377 and $2,138,134, respectively                    58,239,090         59,431,285
Debt issuance costs, net of accumulated amortization
   of $1,274,987 and $791,735, respectively                         658,013          1,141,265

                                                              -------------      -------------
              Total assets                                    $ 133,341,527      $ 134,429,189
                                                              =============      =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Short term debt                                           $  72,330,734      $          --
    Accounts payable                                             27,724,560         26,835,606
    Accrued compensation and benefits                            12,999,631         12,533,499
    Warrant liabilities, current                                 19,221,178         10,700,000
    Due to governmental payers                                    2,556,130                 --
    Other current liabilities                                    17,943,650         15,725,489
                                                              -------------      -------------
      Total current liabilities                                 152,775,883         65,794,594
                                                              -------------      -------------

Long term debt                                                           --         70,330,734
Capital lease obligations, net of current portion
   of $90,543 and $85,296, respectively                           4,914,635          4,961,257
Warrant liability                                                        --         21,064,669

Minority interest in variable interest entity                     2,719,163          3,341,549
Commitments and contingencies

Stockholders' deficiency:
    Common stock, $0.001 par value; 250,000,000 shares
      authorized; 84,351,189 and 83,932,316 shares
      issued and outstanding, respectively                           84,351             83,932
    Additional paid in capital                                   16,257,683         16,125,970
    Accumulated deficit                                         (43,410,188)       (47,273,516)
                                                              -------------      -------------
                Total stockholders' deficiency                  (27,068,154)       (31,063,614)

                                                              -------------      -------------
Total liabilities and stockholders' deficiency                $ 133,341,527      $ 134,429,189
                                                              =============      =============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                              CONSOLIDATED FINANCIAL STATEMENTS.


                                               2






                                            INTEGRATED HEALTHCARE HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------      --------------------------------
                                                          2006               2005               2006              2005
                                                     (as restated      (as restated        (as restated       (as restated
                                                        Note 13)          Note 3)             Note 13)           Note 3)
                                                     -------------      -------------      -------------      -------------
Net operating revenues                               $  89,877,033      $  83,190,537      $ 176,041,007      $ 104,937,566
                                                     -------------      -------------      -------------      -------------

Operating expenses:
     Salaries and benefits                              46,960,098         47,568,321         95,668,803         60,018,925
     Supplies                                           12,027,952         11,508,396         24,059,560         14,542,211
     Provision for doubtful accounts                     9,672,565         11,331,354         17,971,493         14,472,760
     Other operating expenses                           18,354,868         16,901,792         35,112,231         20,802,012
     Loss on sale of accounts receivable                 2,339,488          3,583,410          5,147,293          3,583,410
     Depreciation and amortization                         670,456            902,845          1,318,245          1,165,057
                                                     -------------      -------------      -------------      -------------
                                                        90,025,427         91,796,118        179,277,625        114,584,375
                                                     -------------      -------------      -------------      -------------

Operating income (loss)                                   (148,394)        (8,605,581)        (3,236,618)        (9,646,809)

Other income (expense):
     Interest expense, net                              (2,991,517)        (2,729,920)        (5,685,931)        (3,395,216)
     Common stock warrant expense                               --                 --                 --        (17,215,000)
     Change in fair value of derivative                  4,325,472                 --         12,543,491                 --
                                                     -------------      -------------      -------------      -------------
                                                         1,333,955         (2,729,920)         6,857,560        (20,610,216)
                                                     -------------      -------------      -------------      -------------
Income (loss) before minority interest
     and income tax provision                            1,185,561        (11,335,501)         3,620,942        (30,257,025)

Income tax benefit (provision)                                  --            944,000                 --                 --
Minority interest in variable interest entity              142,290            195,517            242,386            204,422
                                                     -------------      -------------      -------------      -------------

Net income (loss)                                    $   1,327,851      $ (10,195,984)     $   3,863,328      $ (30,052,603)
                                                     =============      =============      =============      =============

Per Share Data:
     Earnings (loss) per common share - Basic        $        0.02      $       (0.08)     $        0.05     $       (0.28)
     Earnings (loss) per common share - Diluted      $        0.01      $       (0.08)     $        0.03     $       (0.28)
     Weighted average shares outstanding - Basic        84,351,189        124,539,000         84,321,104        106,518,528
     Weighted average shares - Diluted                 127,297,418            Note 10        127,267,333            Note 10


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                             3






                                     INTEGRATED HEALTHCARE HOLDINGS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                 Six months ended June 30,
                                                                              ------------------------------
                                                                                  2006             2005
                                                                              ------------      ------------
                                                                              (as restated)
Cash flows from operating activities:
Net income (loss)                                                             $  3,863,328      $(30,052,603)
Adjustments to reconcile net income (loss) to cash used in operating activities:
   Depreciation and amortization of property and equipment                       1,318,245           983,145
   Amortization of debt issuance costs and intangible assets                       483,252           332,907
   Common stock warrant expense                                                         --        17,215,000
   Change in fair value of derivative                                          (12,543,491)               --
   Minority interest in net loss of variable interest entity                      (242,386)         (204,422)
Changes in operating assets and liabilities:
   Accounts receivable, net, including receivables from Buyer of accounts       (2,666,446)      (20,021,800)
   Inventories of supplies                                                         (64,933)          162,674
   Due from governmental payers                                                 (4,089,967)               --
   Prepaids and other current assets                                               402,329        (5,397,101)
   Accounts payable                                                                888,954        11,475,232
   Accrued compensation and benefits                                               466,132        12,198,907
   Due to governmental payers                                                    2,556,130         1,165,289
   Other current liabilities                                                     2,218,161         7,428,796
                                                                              ------------      ------------
     Net cash used in operating activities                                      (7,410,692)       (4,713,976)
                                                                              ------------      ------------
Cash flows from investing activities:
   Acquisition of hospital assets                                                       --       (63,171,676)
   Deposits to restricted cash                                                          --          (552,000)
   Additions to property and equipment, net                                       (126,050)         (101,590)
                                                                              ------------      ------------
     Net cash used in investing activities                                        (126,050)      (63,825,266)
                                                                              ------------      ------------
Cash flows from financing activities:
   Proceeds from long term debt                                                         --        50,000,000
   Long term debt issuance costs                                                        --        (1,933,000)
   Proceeds from minority investment in PCHI                                            --         5,000,000
   Distribution to PCHI investors                                                 (380,000)               --
   Drawdown on line of credit                                                    2,000,000        13,200,000
   Issuance of common stock                                                        132,132        10,954,645
   Repayments of debt                                                                   --        (1,264,013)
   Payments on capital lease obligations                                           (46,622)          (91,016)
                                                                              ------------      ------------
     Net cash provided by financing activities                                   1,705,510        75,866,616
                                                                              ------------      ------------
Net increase (decrease) in cash and cash equivalents                            (5,831,232)        7,327,374
Cash and cash equivalents, beginning of period                                  16,005,943            69,454
                                                                              ------------      ------------
Cash and cash equivalents, end of period                                      $ 10,174,711      $  7,396,828
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


         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $3,863,328 (primarily attributable to a gain from change in fair value of derivative of $12,543,491) during the six months ended June 30, 2006 and has a working capital deficit of $78,331,459 at June 30, 2006. For the six months ended June 30, 2006, cash used in operations was $7,410,692.

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

                                                                  June 30, 2006                      December 31, 2005
                                                          ------------------------------      ------------------------------
                                                          As reported        Pro forma        As reported        Pro forma
                                                          ------------      ------------      ------------      ------------
                                                          (as restated)     (as restated)     (as restated)     (as restated)
Accounts receivable:
  Governmental                                            $  5,237,792      $ 17,940,785      $ 10,394,875      $ 23,771,977
  Non-governmental                                          11,698,930        51,381,983         8,728,887        45,564,554
                                                          ------------      ------------      ------------      ------------
                                                            16,936,722        69,322,768        19,123,762        69,336,531
Less allowance for doubtful accounts                        (2,267,869)      (16,395,213)       (3,148,276)      (17,723,163)
                                                          ------------      ------------      ------------      ------------
   Net patient accounts receivable                          14,668,853        52,927,555        15,975,486        51,613,368
                                                          ------------      ------------      ------------      ------------
Security Reserve Funds                                       8,891,500                --        12,127,337                --
Deferred purchase price receivables                         16,546,619                --         9,337,703                --
                                                          ------------      ------------      ------------      ------------
   Receivable from Buyer of accounts                        25,438,119                --        21,465,040                --
                                                          ------------      ------------      ------------      ------------
Advance rate amount, net                                            --        (6,881,920)               --       (10,843,197)
Transaction Fees deducted from Security Reserve Funds               --        (5,938,663)               --        (3,329,645)
                                                          ------------      ------------      ------------      ------------
                                                          $ 40,106,972      $ 40,106,972      $ 37,440,526      $ 37,440,526
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                              Three months ended                   Six months ended
                                                    June 30,                           June 30,
                                        -------------------------------      -------------------------------
                                             2006             2005               2006              2005
                                        -------------     -------------      -------------     -------------
                                        (as restated)                        (as restated)
Numerator:
Net income (loss)                       $   1,327,851     $ (10,195,984)     $   3,863,328     $ (30,052,603)
                                        =============     =============      =============     =============
Denominator:
  Weighted average common shares           84,351,189       124,539,000         84,321,104       106,518,528
  Warrants                                 42,946,229                --         42,946,229                --
                                        -------------     -------------      -------------     -------------
  Denominator for diluted calculation     127,297,418       124,539,000        127,267,333       106,518,528
                                        =============     =============      =============     =============
  Earnings (loss) per share - basic     $        0.02     $       (0.08)     $        0.05     $       (0.28)
  Earnings (loss) per share - diluted   $        0.01     $       (0.08)     $        0.03     $       (0.28)

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

NOTE 13 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         During October 2006, the Company's management determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to an error in the overstatement of net revenues and accounts receivable. More specifically, the Company determined that the restatements with respect to its financial statements for these periods were necessary to write off patient accounts receivable for services provided under capitated Cal Optima managed care contracts. The correction of errors resulted in a decrease in net operating revenues, income before minority interest and provision for income taxes and net income of $322,887 for the three months ended March 31, 2006 and a decrease in accounts receivable and an increase in accumulated deficit and stockholders' deficiency of $939,678 as of March 31, 2006. The Company filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 on November 3, 2006 to reflect the restatement of the Company's unaudited condensed consolidated financial statements as of and for the period ended March 31, 2006. The correction of errors also resulted in a decrease in net operating revenues, income before minority interest and provision for income taxes and net income of $489,324 for the three months ended June 30, 2006 and $812,211 for the six months ended June 30, 2006, a decrease in accounts receivable of $1,586,102, a decrease in due to government payers of $157,100 and an increase in accumulated deficit and stockholders' deficiency of $1,429,002 as of June 30, 2006.

         The following table sets for the amounts as originally reported in the Company's condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and the effects of the correction of the error as described above:

                                                   As of June 30, 2006
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Balance Sheet:
  Accounts receivable                           $ 16,254,955    $ 14,668,853
  Total assets                                   134,927,629     133,341,527
  Due to government payers                         2,713,230       2,556,130
  Accumulated deficit                            (41,981,186)    (43,410,188)
  Total stockholders' deficiency                 (25,639,152)    (27,068,154)

                                                    Three months ended               Six Months Ended
                                                      June 30, 2006                   June 30, 2006
                                                ----------------------------    ----------------------------
                                                As previously                   As previously
                                                  reported      As restated      reported       As restated
                                                ------------    ------------    ------------    ------------
Statement of Operations:
  Net operating revenues                         $99,366,357     $89,877,033    $176,853,218   $176,041,007
  Operating income (loss)                            340,930        (148,394)     (2,424,407)    (3,236,618)
  Income before minority interest and
    provision for income taxes                     1,674,885       1,185,561       4,433,153      3,620,942
  Net income                                       1,817,175       1,327,851       4,675,539      3,863,328
  Earnings (loss) per common share - Basic             $0.02           $0.02           $0.06          $0.05
  Earnings (loss) per common share - Fully Diluted     $0.01           $0.01           $0.04          $0.03

         The Company has determined that $616,791 of the $939,678 overstatement of accounts receivable and understatement of accumulated deficit and stockholders' deficiency as of March 31, 2006 related to errors that existed as of December 31, 2005. The overstatement of accounts receivable, net operating revenues, income before minority interest and provision for income taxes and net income and understatement of accumulated deficit and stockholders' deficiency by $616,791 was determined by management to be immaterial to the financial statements as of and for the year ended December 31, 2005 in accordance with Staff Accounting Bulletin No. 108 ("SAB 108"). However, in accordance with the dual approach outlined in SAB 108 management has determined that the impact of the $616,791 error was material to the unaudited condensed consolidated quarterly financial statements as of and for the three months ended March 31, 2006. Based on management's evaluation of the errors, SAB 108 requires the Company to correct the 2005 financial statements for the immaterial error and make such correction to the financial statements in the filing of the next annual report on Form 10-K.

         The following table sets forth the amounts as originally reported in the condensed consolidated balance sheet as of December 31, 2005 filed as part of Form 10-Q for the quarterly period ended June 30, 2006, and the effects of the correction of the error as described above:

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

         The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of June 30, 2006 and December 31, 2005.

                                                      June 30,      December 31,
                                                        2006           2005
                                                    ------------   ------------
            Accounts receivable:

              Governmental                          $  5,237,792   $ 10,394,875
              Non-governmental                        11,698,930      8,728,887
                                                    ------------   ------------

                                                      16,936,722     19,123,762
            Less allowance for doubtful accounts      (2,267,869)    (3,148,276)
                                                    ------------   ------------
               Net patient accounts receivable        14,668,853     15,975,486
                                                    ------------   ------------
            Security Reserve Funds                     8,891,500     12,127,337
            Deferred purchase price receivables       16,546,619      9,337,703
                                                    ------------   ------------
               Receivable from Buyer of accounts      25,438,119     21,465,040
                                                    ------------   ------------
                                                    $ 40,106,972   $ 37,440,526
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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $3,863,328 (primarily attributable to a gain from change in fair value of derivative of $12,543,491) during the six months ended June 30, 2006 and has a working capital deficit of $78,331,459 at June 30, 2006. For the six months ended June 30, 2006, cash used in operations was $7,410,692.

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

         Our working capital deficit as of June 30, 2006 was $78.3 million and, for the six months then ended, cash used by operations was $7.4 million. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

         1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 vs. 2005. Net operating revenues for the three months ended June 30, 2006 were $6.7 million higher than for the same period in the preceding year. Adjusting for calendar days from date of Acquisition (March 8, 2005), net operating revenues for the six months ended June 30 2006 were $10.9 million (or 6.6%) higher than for the same period in the preceding year.

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

                                                      Three months ended June 30,            Six months ended June 30,
                                                   ----------------------------------    -----------------------------------
                                                        2006               2005               2006                2005
                                                   ---------------    ---------------    ----------------    ---------------
Net operating revenues                                     100.0%             100.0%              100.0%             100.0%
Operating expenses                                         100.2             110.3%               101.8%             109.2%
                                                   ---------------    ---------------    ----------------    ---------------
Operating income (loss)                                     (0.2%)            (10.3%)              (1.8%)             (9.2%)
                                                   ---------------    ---------------    ----------------    ---------------
Other income (expense):
Interest expense, net                                       (3.3%)             (3.3%)              (3.2%)             (3.2%)
Common stock warrant expense                                 0.0%               0.0%                0.0%             (16.4%)
Change in fair value of derivative                           4.8%               0.0%                7.1%               0.0%
                                                   ---------------    ---------------    ----------------    ---------------
Other income (expense), net                                  1.5%              (3.3%)               3.9%             (19.6%)
                                                   ---------------    ---------------    ----------------    ---------------
Income (loss) before minority interest
    and provision for income taxes                           1.3%             (13.6%)               2.1%             (28.8%)
Income tax benefit (provision)                               0.0%               1.1%                0.0%               0.0%
Minority interest in variable interest entity                0.2%               0.2%                0.1%               0.2%
                                                   ---------------    ---------------    ----------------    ---------------
Net income (loss)                                            1.5%             (12.3%)               2.2%             (28.6%)
                                                   ===============    ===============    ================    ===============



CONSOLIDATED RESULTS OF OPERATIONS--THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

NET OPERATING REVENUES

         Net operating revenues for the three months ended June 30, 2006 were 8.0% higher, or $6.7 million, than for the same period in 2005 (our first full quarter). Admissions for the same periods increased 3.0%. Rates improved by 5.3% due to the impact of new contracts and governmental payments. The underlying mix of patients remained fairly constant.

         The six months ended June 30, 2005 contained only 115 days of Hospital operations compared to the full six months ended June 30, 2006. Adjusted for calendar days, net operating revenues increased 6.6% on approximately the same level of admissions.

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

OPERATING INCOME (LOSS)

         Operating loss for the three months ended June 30, 2006 was $148,394 compared to $8.6 million for the same period in the prior year. Operating loss for the six months ended June 30, 2006 was $3.2 million compared to an operating loss of $9.6 million for the same period in the prior year. Improvements in contracts and increased governmental support have contributed to this improvement. Continued emphasis on cost control management has also been instrumental.

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

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of June 30, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,663,884 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $2,556,130 in due to governmental payers as of June 30, 2006, and as a net receivable of $103,622 in due from governmental payers as of December 31, 2005.

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

         As described in the notes to the accompanying restated financial statements, the Company's management determined that the Company's unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to the error in the overstatement of net revenues and accounts receivable. The Company determined that the restatements were necessary to write-off patient accounts receivable for services provided under capitated contracts. The correction of errors resulted in a decrease in net operating revenues, income before minority interest and provision for income taxes and net income of $489,324 for the three months ended June 30, 2006 and $812,211 for the six months ended June 30, 2006 and a decrease in accounts receivable of $1,586,102, a decrease in due to government payers of $157,100 and an increase in accumulated deficit and stockholders' deficiency of $1,429,002 as of June 30, 2006.

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


                                           INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: November 6, 2006                     By:  /s/ Steven R. Blake
                                                -------------------------------
                                                Steven R. Blake
                                                Chief Financial Officer
                                                (Principal Financial Officer)