Form 10-Q/A
period 2006-06-30
Integrated Healthcare Holdings Inc
filed 2006-11-07
CIK 1051488

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

SIGNATURES
--------------------------------------------------------------------------------

                                Explanatory Note

On November 6, 2006, the Company filed with the Securities and Exchange Commission Amendment No. 1 on Form 10-Q/A to restate its financial statements as indicated below. After the filing of Amendment No. 1 on Form 10-Q/A, the Company discovered a typographical error in footnote 13 to the financial statements. The Company is amending and restating Amendment No. 1 on Form 10-Q/A with this Form 10-Q/A to correct the filing. The Company is correcting the typographical error to change net operating revenues under the column titled "Three months ended June 30, 2006 - As previously reported" from "$99,366,357" to "$90,366,357".

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

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $3,863,328 (primarily attributable to a gain from change in fair value of derivative of $12,543,491) during the six months ended June 30, 2006 and has a working capital deficit of $78,331,459 at June 30, 2006. For the six months ended June 30, 2006, cash used in operations was $7,410,692.
                                       5

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

Note 12 - SUBSEQUENT EVENT

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

         The following table sets for the amounts as originally reported in the Company's condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and the effects of the correction of the error as described above:

                                                   As of June 30, 2006
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Balance Sheet:
  Accounts receivable                           $ 16,254,955    $ 14,668,853
  Total assets                                   134,927,629     133,341,527
  Due to government payers                         2,713,230       2,556,130
  Accumulated deficit                            (41,981,186)    (43,410,188)
  Total stockholders' deficiency                 (25,639,152)    (27,068,154)

                                                    Three months ended               Six Months Ended
                                                      June 30, 2006                   June 30, 2006
                                                ----------------------------    ----------------------------
                                                As previously                   As previously
                                                  reported      As restated      reported       As restated
                                                ------------    ------------    ------------    ------------
Statement of Operations:
  Net operating revenues                         $90,366,357     $89,877,033    $176,853,218   $176,041,007
  Operating income (loss)                            340,930        (148,394)     (2,424,407)    (3,236,618)
  Income before minority interest and
    provision for income taxes                     1,674,885       1,185,561       4,433,153      3,620,942
  Net income                                       1,817,175       1,327,851       4,675,539      3,863,328
  Earnings (loss) per common share - Basic             $0.02           $0.02           $0.06          $0.05
  Earnings (loss) per common share - Fully Diluted     $0.01           $0.01           $0.04          $0.03

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

OPERATING INCOME (LOSS)
         Operating loss for the three months ended June 30, 2006 was $148,394 compared to $8.6 million for the same period in the prior year. Operating loss for the six months ended June 30, 2006 was $3.2 million compared to an operating loss of $9.6 million for the same period in the prior year. Improvements in contracts and increased governmental support have contributed to this improvement. Continued emphasis on cost control management has also been instrumental.
                                       30

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


                                           INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: November 7, 2006                     By:  /s/ Steven R. Blake
                                                -------------------------------
                                                Steven R. Blake
                                                Chief Financial Officer
                                                (Principal Financial Officer)