Form 10-Q
period 2006-09-30
Integrated Healthcare Holdings Inc
filed 2006-11-14
CIK 1051488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

There were 87,557,430 shares outstanding of the issuer's Common Stock as of November 6, 2006


--------------------------------------------------------------------------------

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2006
           (unaudited) and December 31, 2005                                   2

         Condensed Consolidated Statements of Operations for the three
           and nine months ended September 30, 2006 and 2005 (unaudited)       3

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2006 and 2005 (unaudited)           4

         Notes to Condensed Consolidated Financial Statements (unaudited)      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           36

Item 4.  Controls and Procedures                                              36

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    37

Item 6.  Exhibits                                                             37

SIGNATURES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                     2006             2005
                                                                 -------------     -------------
                                                                  (unaudited)      (as restated)
                                                                                      (Note 1)
                                              ASSETS
Current assets:
       Cash and cash equivalents                                 $   4,591,502     $  16,005,943
       Restricted cash                                               4,971,636         4,971,636
       Accounts receivable, net of allowance for doubtful
         accounts of $2,404,369 and $3,148,276, respectively        16,602,035        15,975,486
       Security reserve funds                                        6,178,087        12,127,337
       Deferred purchase price receivables                          19,049,690         9,337,703
       Inventories of supplies, at cost                              5,636,836         5,719,717
       Due from governmental payers                                  7,855,951         3,024,772
       Prepaid expenses and other current assets                     5,231,171         6,694,045
                                                                 -------------     -------------
                                                                    70,116,908        73,856,639
Property and equipment, net of accumulated depreciation
       of $4,110,766 and $2,138,134, respectively                   57,700,236        59,431,285
Debt issuance costs, net of accumulated amortization
       of $1,516,613 and $791,735, respectively                        416,387         1,141,265
                                                                 -------------     -------------
       Total assets                                              $ 128,233,531     $ 134,429,189
                                                                 =============     =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
       Short term debt                                           $  72,330,734     $          --
       Accounts payable                                             32,085,004        26,835,606
       Accrued compensation and benefits                            12,029,372        12,533,499
       Warrant liabilities, current                                 18,442,594        10,700,000
       Due to governmental payers                                    2,222,193                --
       Other current liabilities                                    16,339,611        15,725,489
                                                                 -------------     -------------
         Total current liabilities                                 153,449,508        65,794,594

Long term debt                                                              --        70,330,734
Capital lease obligations, net of current portion
       of $93,287 and $85,296, respectively                          4,890,186         4,961,257
Warrant liability                                                           --        21,064,669
Minority interest in variable interest entity                        2,452,332         3,341,549
Commitments and contingencies

Stockholders' deficiency:
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 87,557,430 and 83,932,316 shares
         issued and outstanding, respectively                           87,557            83,932
       Additional paid in capital                                   16,254,477        16,125,970
       Accumulated deficit                                         (48,900,529)      (47,273,516)
                                                                 -------------     -------------
         Total stockholders' deficiency                            (32,558,495)      (31,063,614)
                                                                 -------------     -------------
Total liabilities and stockholders' deficiency                   $ 128,233,531     $ 134,429,189
                                                                 =============     =============



             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                2






                                         INTEGRATED HEALTHCARE HOLDINGS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------     -------------------------------
                                                     2006              2005              2006              2005
                                                 -------------     -------------     -------------     -------------

Net operating revenues                           $  87,034,755     $  91,620,003     $ 263,075,762     $ 196,557,569

Operating expenses:
      Salaries and benefits                         48,466,841        47,465,507       144,135,644       107,484,432
      Supplies                                      12,324,891        11,771,288        36,384,451        26,313,499
      Provision for doubtful accounts                9,372,758        15,587,741        27,344,251        30,060,501
      Other operating expenses                      16,634,384        18,103,472        51,746,615        38,905,484
      Loss on sale of accounts receivable            2,630,364         2,570,646         7,777,657         6,154,056
      Depreciation and amortization                    654,930           707,015         1,973,175         1,872,072
                                                 -------------     -------------     -------------     -------------
                                                    90,084,168        96,205,669       269,361,793       210,790,044
                                                 -------------     -------------     -------------     -------------

Operating loss                                      (3,049,413)       (4,585,666)       (6,286,031)      (14,232,475)

Other income (expense):
      Interest expense, net                         (3,406,343)       (3,063,087)       (9,092,274)       (6,458,303)
      Common stock warrant expense                          --                --                --       (17,215,000)
      Change in fair value of derivative               778,584                --        13,322,075                --
                                                 -------------     -------------     -------------     -------------
                                                    (2,627,759)       (3,063,087)        4,229,801       (23,673,303)
                                                 -------------     -------------     -------------     -------------
Loss before minority interest
      and income tax provision                      (5,677,172)       (7,648,753)       (2,056,230)      (37,905,778)

Income tax benefit (provision)                              --                --                --                --
Minority interest in variable interest entity          186,831         1,151,113           429,217         1,355,535
                                                 -------------     -------------     -------------     -------------

Net loss                                         $  (5,490,341)    $  (6,497,640)    $  (1,627,013)    $ (36,550,243)
                                                 =============     =============     =============     =============

Per Share Data:
      Loss per common share - Basic                     ($0.06)           ($0.09)           ($0.02)           ($0.39)
      Loss per common share - Diluted                   ($0.06)           ($0.09)           ($0.02)           ($0.39)
      Weighted average shares outstanding - Basic   85,013,347        69,853,444        84,554,388        94,310,167
      Weighted average shares - Diluted                Note 10           Note 10           Note 10           Note 10




                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                     INTEGRATED HEALTHCARE HOLDINGS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                               Nine months ended September 30,
                                                                               ------------------------------
                                                                                   2006             2005
                                                                               ------------     ------------

Cash flows from operating activities:
Net loss                                                                       $ (1,627,013)    $(36,550,243)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization of property and equipment                      1,973,175        1,872,072
     Amortization of debt issuance costs and intangible assets                      724,878          481,545
     Common stock warrant expense                                                        --       17,215,000
     Change in fair value of derivative                                         (13,322,075)              --
     Minority interest in net loss of variable interest entity                     (429,217)      (1,355,535)
Changes in operating assets and liabilities:
     Accounts receivable, net, including receivables from Buyer of accounts      (4,389,286)     (32,463,532)
     Inventories of supplies                                                         82,881           83,145
     Due from governmental payers                                                (4,831,179)      (3,483,087)
     Prepaids and other current assets                                            1,462,874       (3,881,134)
     Accounts payable                                                             5,249,398       20,333,327
     Accrued compensation and benefits                                             (504,127)      11,408,843
     Due to governmental payers                                                   2,222,193               --
     Other current liabilities                                                      614,122       10,024,602
                                                                               ------------     ------------
       Net cash used in operating activities                                    (12,773,376)     (16,314,997)
                                                                               ------------     ------------
Cash flows from investing activities:
     Acquisition of hospital assets                                                      --      (63,171,676)
     Increase in restricted cash                                                         --       (4,971,636)
     Additions to property and equipment, net                                      (242,126)        (479,187)
                                                                               ------------     ------------
       Net cash used in investing activities                                       (242,126)     (68,622,499)
                                                                               ------------     ------------
Cash flows from financing activities:
     Proceeds from long term debt                                                        --       50,000,000
     Long term debt issuance costs                                                       --       (1,933,000)
     Proceeds from minority investment in PCHI                                           --        5,000,000
     Distribution to PCHI investors                                                (460,000)              --
     Proceeds from line of credit                                                 2,000,000       25,330,734
     Issuance of common stock                                                       132,132       10,954,645
     Repayments of debt                                                                  --       (1,264,013)
     Payments on capital lease obligations                                          (71,071)        (150,265)
                                                                               ------------     ------------
       Net cash provided by financing activities                                  1,601,061       87,938,101
                                                                               ------------     ------------
Net (decrease) increase in cash and cash equivalents                            (11,414,441)       3,000,605
Cash and cash equivalents, beginning of period                                   16,005,943           69,454
                                                                               ------------     ------------
Cash and cash equivalents, end of period                                       $  4,591,502     $  3,070,059
                                                                               ============     ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                      4

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements.

         The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on July 28, 2006.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which the Company operates. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $1,627,013 during the nine months ended September 30, 2006 and has a working capital deficit of $83,332,600 at September 30, 2006. For the nine months ended September 30, 2006, cash used in operations was $12,773,376.

         On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $27,330,734 and $25,330,734 as of September 30, 2006 and December 31, 2005, respectively. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables as of September 30, 2006 and December 31, 2005 of $1,447,152 and $2,273,248,
respectively.

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

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of September 30, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,669,344 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $2,222,193 in due to governmental payers as of September 30, 2006, and as a net receivable of $103,622 in due from governmental payers as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended September 30, 2006, the Hospitals received payments of $3,500,000. During the nine months ended September 30, 2006 and 2005, the Hospitals received payments of $11,289,902 and $2,606,035, respectively. The Company estimates an additional $7,855,951 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of September 30, 2006 ($2,921,150 at December 31, 2005).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


         Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

         The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2006 and 2005 were approximately $2.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2006 and 2005 were approximately $6.0 million and $1.8 million, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid are fully reserved when they reach 180 days from date of service.

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 3). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of September 30, 2006 and December 31, 2005 was $2,404,369 and $3,148,276, respectively. The Company estimates this allowance based on the aging of accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

         The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Company's policy, when appropriate, to verify insurance prior to a patient being treated. The Company recorded provisions for doubtful accounts of $9,372,758 and $15,587,741 for the three months ended September 30, 2006 and 2005, respectively, and $27,344,251 and $30,060,501 for the nine months ended September 30, 2006 and 2005, respectively.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at September 30, 2006.

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

         In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated IBNR reserves are recorded in our results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. The Company recorded a reduction in net revenues from CalOptima capitation of $193,685 due to an increase in claim experience during the three months ended September 30, 2006 and net revenues of $910,000 for the three months ended September 30, 2005. The Company recorded net revenues from CalOptima capitation of $1,883,315 and $2,410,000 for the nine months ended September 30, 2006 and 2005, respectively. These amounts are net of outsider medical expenses including IBNR reserves. As of September 30, 2006 and December 31, 2005, the IBNR reserves were approximately $3,760,478 and $4,973,000, respectively. The Company's direct cost of providing services to patient members in its facilities is recorded as an operating expense.

         STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted SFAS 123. As of September 30, 2006, the Company had not granted any stock options to employees.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         NET LOSS PER COMMON SHARE - Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Due to the loss from operations incurred by the Company for the three and nine months ended September 30, 2005, the anti-dilutive effect of options and warrants has not been considered in the calculations of loss per share for that period.

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

         Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of September 30, 2006 no goodwill had been recorded on acquisitions.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach for the effect of income taxes. Under SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws

         The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred tax assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of our deferred tax assets. As of September 30, 2006 and December 31, 2005, the Company established a 100% valuation allowance against its deferred tax assets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of September 30, 2006 and December 31, 2005, the Company had accrued approximately $4.7 and $2.3 million, respectively, comprised of approximately $0.9 and $0.6 million, respectively, in incurred and reported claims, along with approximately $3.8 and $1.7 million, respectively, in IBNR and an allowance for potential increases in the costs of those claims incurred and reported.

         The Company has purchased as primary coverage occurrence form insurance policies to help fund its obligations under its workers' compensation program. For the policy year ended May 15, 2006, the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. As of May 15, 2006, the Company changed to a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the COMPANY. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of September 30, 2006 and December 31, 2005, the Company had accrued approximately $1.3 million, comprised of approximately $0.3 million in incurred and reported claims, along with $1.0 million in IBNR.

         The Company has also purchased all risk umbrella liability policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

         SEGMENT REPORTING - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated substantially all of our net operating revenues during the three and nine months ended September 30, 2006 and 2005.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the circumstances in which a tax benefit may be recorded with respect to uncertain tax positions. The Interpretation provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of such tax benefits that may be recorded. Under the provisions of FIN 48, tax benefits associated with a tax position may be recorded only if it is more likely than not that the claimed tax position will be sustained upon audit. The statement is effective for years beginning after December 15, 2006. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements". This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In September, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the interim quarterly period ended September 30, 2006. The effect of adopting this statement was considered in evaluating the impact of certain errors that were identified during October, 2006 in relation to the financial statements for the quarters ended March 31, 2006 and June 30, 2006. The Company restated the unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006 by filing of amendments to the Company's Quarterly Report on Form 10-Q on November 3, 2006 and November 7, 2006, respectively. The Company determined that $616,791 of the overstatement of accounts receivable and understatement of accumulated deficit and stockholders' deficiency as of March 31, 2006 related to errors that existed as of December 31, 2005. The overstatement of accounts receivable, net operating revenues, income before minority interest and provision for income taxes and net income and understatement of accumulated deficit and stockholders' deficiency by $616,791 was determined by management to be immaterial to the financial statements as of and for the year ended December 31, 2005. However, in accordance with the dual approach outlined in SAB 108 management determined that the impact of the $616,791 error was material to the financial statements as of and for the three months ended March 31, 2006. Based on management's evaluation of the errors, SAB 108 requires the Company to correct the 2005 financial statements for the immaterial error and make such correction to the financial statements in filing of the next annual report on Form 10-K.

         The following table sets for the amounts as originally reported in the condensed consolidated balance sheet as of December 31, 2005, and the effects of the correction of the error as described above:

                                                     As of December 31, 2005
                                              ----------------------------------
                                              As previously
                                                 reported           As restated
                                              -------------       --------------
Balance Sheet:
    Accounts receivable                       $  16,592,277       $  15,975,486
    Total assets                                135,045,980         134,429,189
    Accumulated deficit                         (46,656,725)        (47,273,516)
    Total stockholders' deficiency              (30,446,823)        (31,063,614)

         RECLASSIFICATIONS - Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"-- note: increased from 85% effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 15% (the "15% Cap"-as amended March 31, 2006) of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         The following table reconciles accounts receivable as of September 30, 2006 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales.

                                                              September 30, 2006               December 31, 2005
                                                         -----------------------------     -----------------------------
                                                         As reported       Pro forma       As reported       Pro forma
                                                         ------------     ------------     ------------     ------------
Accounts receivable:

  Governmental                                           $  7,898,468     $ 27,890,960     $ 10,394,875     $ 23,771,977
  Non-governmental                                         11,107,936       44,276,979        8,728,887       45,564,554
                                                         ------------     ------------     ------------     ------------
                                                           19,006,404       72,167,939       19,123,762       69,336,531
Less allowance for doubtful accounts                       (2,404,369)     (17,321,208)      (3,148,276)     (17,723,163)
                                                         ------------     ------------     ------------     ------------
   Net patient accounts receivable                         16,602,035       54,846,731       15,975,486       51,613,368
                                                         ------------     ------------     ------------     ------------
Security Reserve Funds                                      6,178,087               --       12,127,337               --
Deferred purchase price receivables                        19,049,690               --        9,337,703               --
                                                         ------------     ------------     ------------     ------------
   Receivable from Buyer of accounts                       25,227,777               --       21,465,040               --
                                                         ------------     ------------     ------------     ------------
Advance rate amount, net                                           --       (6,178,088)              --      (10,843,197)
Transaction Fees deducted from Security Reserve Funds              --       (6,838,831)              --       (3,329,645)
                                                         ------------     ------------     ------------     ------------
                                                         $ 41,829,812     $ 41,829,812     $ 37,440,526     $ 37,440,526
                                                         ============     ============     ============     ============

         Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient accounts, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $21.3 and $13.8 million for the nine months ended September 30, 2006 and 2005, respectively, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of September 30, 2006 the Company had $19,992,492 in governmental accounts receivable that had been reported as sold which are subject to the foregoing limitation.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. The Company incurred loss on sale of accounts receivable of $2,630,364 and $2,570,646 for the three months ended September 30, 2006 and 2005, respectively, and $7,777,657 and $6,154,056 for the nine months ended September 30, 2006 and 2005, respectively, comprised of the following:

                                                                                 Three months                Nine months
                                                                              ended September 30,         ended September 30,
                                                                            ------------------------    ------------------------
                                                                               2006          2005          2006          2005
                                                                            ----------    ----------    ----------    ----------
Transaction Fees deducted from Security Reserve Funds - closed purchases    $  900,168    $1,241,512    $3,509,186    $2,580,621
Increase (decrease) in accrued Transaction Fees - open purchases               285,305        56,420       342,312       411,493
                                                                            ----------    ----------    ----------    ----------
  Total Transaction Fees incurred                                            1,185,473     1,297,932     3,851,498     2,992,114
                                                                            ----------    ----------    ----------    ----------
Servicing costs for sold accounts receivable - closed purchases              1,291,228     1,173,674     3,788,322     2,439,612
Increase (decrease) in accrued servicing costs - open purchases                153,663        99,040       137,837       722,330
                                                                            ----------    ----------    ----------    ----------
  Total servicing costs incurred                                             1,444,891     1,272,714     3,926,159     3,161,942
                                                                            ----------    ----------    ----------    ----------
Loss on sale of accounts receivable                                         $2,630,364    $2,570,646    $7,777,657    $6,154,056
                                                                            ==========    ==========    ==========    ==========

         Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. As a result of this change, $6,677,916 was released to the Company in April 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                  September 30,    December 31,
                                                      2006             2005
                                                  ------------     ------------
                 Buildings                        $ 33,696,897     $ 33,696,897
                 Land and improvements              13,522,591       13,522,591
                 Equipment                           9,482,627        9,241,044
                 Buildings under lease               5,108,887        5,108,887
                                                  ------------     ------------
                                                    61,811,002       61,569,419
                 Less accumulated depreciation      (4,110,766)      (2,138,134)
                                                  ------------     ------------
                   Property and equipment, net    $ 57,700,236     $ 59,431,285
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

NOTE 5 - DEBT

         The Company's debt consists of the following:

                                                             September 30,    December 31,
                                                                 2006             2005
                                                             ------------     ------------
Short term debt:
Secured note payable                                         $ 10,700,000     $ 10,700,000
Less derivative - warrant liability, current (see Note 7)     (10,700,000)     (10,700,000)
Secured acquisition loan                                       45,000,000               --
Secured line of credit, outstanding borrowings                 27,330,734               --
                                                             ------------     ------------
     Short term debt                                         $ 72,330,734     $         --
                                                             ============     ============

Long term debt:
Secured acquisition loan                                     $         --     $ 45,000,000
Secured line of credit, outstanding borrowings                         --       25,330,734
                                                             ------------     ------------
     Long term debt                                          $         --     $ 70,330,734
                                                             ============     ============

                                      15

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         CREDIT AGREEMENT FEES - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, the Company and its subsidiaries agreed to pay to the Lender origination fees in amounts equal to 2% of the Credit Line, or $600,000, and 2% of the Acquisition Loan, or $1,000,000, Such fees were required to be paid out of the Company and its subsidiaries own funds were deemed earned in full upon receipt by the Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the debt issuance costs of $1,933,000 over the two year term of the Obligations. The Company recognized amortization expense of $241,626 and $148,638 for the three months ended September 30, 2006 and 2005, respectively, and $724,878 and $481,545 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, unamortized debt issuance costs are $416,387 and $1,141,265, respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The December Note Warrant entitles the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the December Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the number of shares acquired. The December Credit Agreement provides that "upon payment in full of the obligations, surplus net proceeds, if any, thereafter remaining shall be paid to the Borrower, subject to the rights of any holder of a Lien on the Collateral of which the Lender or Holder has actual notice." The December Note Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the December Credit Agreement by the Lender or the Company's payment in full of all obligations under the December Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the December Note Warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the December Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the December Note Warrant, then the Company must offer to the holder of the December Note Warrant the opportunity to include the number of shares of common stock as the holder may request. In accordance with U.S. GAAP, the Company has classified the December Note as current warrant liability in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005 (see
Note 7). The Lender and the Company have drafted an amendment and forbearance agreement revising the effective date for filing of the registration statement until May 15, 2007, subject to execution by all parties to the December Note.

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

         WAIVER OF DEFAULT -During the period from April, 2006 through mid-August, 2006 the Company was in default of its obligation under its loan and security agreements to timely file financial reports with the Securities and Exchange Commission. The lender was notified of the condition of default and conditionally waived its right to accelerate repayment of the debt subject to filing of Form 10-K for the year ended December 31, 2005 (which was filed with the SEC on July 28, 2006) and filing of Form 10-Q for the quarter ended March 31, 2006 (which was filed with the SEC on August 11, 2006).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

          OC-PIN agreed to reimburse the Company for $707,868 of its additional debt financing costs incurred since March 8, 2005. As of September 30, 2006, these costs had been recovered by the Company; confirmed by the parties on July 25, 2006.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

5. OC-PIN transferred $2,800,000 from another account to the Company for which OC-PIN received 10,824,485 of the escrowed shares.

6. The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date.

7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company shall issue an additional portion of the 5,400,000 shares mentioned in item (6) above. As of September 30, 2006, the Company had issued 3,625,114 of these shares to OC-PIN.

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

         Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized a gain of $778,584 and $13,322,075 related to the change in fair value of derivative for the three and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2005, the Company recognized a related warrant expense of $17,215,000. The related warrant liability as of September 30, 2006 and December 31, 2005 is $7,742,594 and $21,064,669, respectively. The warrant liability has been classified as a current liability in the accompanying September 30, 2006 balance sheet because the warrants will be exercisable within one year. The Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants. As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43,254,715 accordingly remains unchanged.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                                September 30, 2006         December 31, 2005
                                ------------------         -----------------
Risk-free interest rate                     4.7%                      4.4%
Expected volatility                        22.2%                     28.6%
Dividend yield                               --                        --
Expected life (years)                      1.82                      2.57
Fair value of Warrants                   $0.179                    $0.487
Market value per share                    $0.18                     $0.49

         Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

         The Company computed the fair value, and related number of shares, of the December Note Warrant based on the Black-Scholes option pricing model with the following assumptions:

                                September 30, 2006         December 31, 2005
                                ------------------         -----------------
Risk-free interest rate                     4.9%                      4.4%
Expected volatility                        24.1%                     23.9%
Dividend yield                               --                        --
Expected life (years)                       .20                       .95
Fair value of Warrants                   $0.182                    $0.490
Number of shares                     58,791,209                21,836,735

         Due to the fact that the Company emerged from the development stage in 2005, the Company computed the volatility of its stock based on an average of the following public companies that own hospitals:

               Amsurg Inc (AMSG)
               Community Health Systems (CYH)
               HCA Healthcare Company (HCA)
               Health Management Associates Inc. (HMA)
               Lifepoint Hospitals Inc. (LPNT)
               Medcath Corp. (MDTH)
               Tenet Healthcare Corp. (THC)
               Triad Hospitals Inc. (TRI)
               Universal Health Services Inc., Class B (UHS)

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005:

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

NOTE 9 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is the chairman of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock (see Note 7). The Company has consolidated the financial statements of PCHI in the accompanying financial statements in accordance with FIN 46R (see Note 8). During the three months ended September 30, 2006 and 2005, the Company incurred rent expense paid to PCHI of $1,548,465 and $2,632,329, respectively, which was eliminated upon consolidation. During the nine months ended September 30, 2006 and 2005, the Company incurred rent expense paid to PCHI of $4,625,673 and $5,357,273, respectively, which was eliminated upon consolidation.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         MANAGEMENT AGREEMENTS - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Four of these agreements were amended on August 5, 2006 wherein the officers agreed to waive commitments for stock options in their employment agreements. Among other terms, the three year, amended employment agreements provide for annual salaries aggregating $2,790,000, total stock option grants to purchase 3,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of September 30, 2006, the Company has not issued any stock options pursuant to the employment agreements.

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

Since the Company incurred losses for the three and nine months ended September 30, 2006 and 2005, antidilutive potential shares of common stock, consisting of approximately 40 million shares issuable under warrants, have been excluded from the calculations of diluted loss per share for those periods in the following table. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                              Three months ended               Nine months ended
                                                September 30,                    September 30,
                                       -----------------------------     -----------------------------
                                           2006             2005             2006            2005
                                       ------------     ------------     ------------     ------------
Numerator:
Net loss                               $ (5,490,341)    $ (6,497,640)    $ (1,627,013)    $(36,550,243)
                                       ============     ============     ============     ============
Denominator:
Weighted average common shares           85,013,347       69,853,444       84,554,388       94,310,167
Warrants                                         --               --               --               --
                                       ------------     ------------     ------------     ------------
Denominator for diluted calculation      85,013,347       69,853,444       84,554,388       94,310,167
                                       ============     ============     ============     ============

Loss per share - basic                 $      (0.06)    $      (0.09)    $      (0.02)    $      (0.39)
Loss per share - diluted               $      (0.06)    $      (0.09)    $      (0.02)    $      (0.39)


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

         The following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

          Year ending December 31,
          ------------------------
          2006                                   $    2,114,106
          2007                                        1,761,247
          2008                                        1,233,130
          2009                                          909,600
          2010                                          909,600
          Thereafter                                 16,589,772
                                                 --------------
                                                 $   23,517,455
                                                 ==============

         Total rental expense was $441,675 and $629,874 for the three months ended September 30, 2006 and 2005, respectively, and $1,352,506 and $1,265,683 for the nine months ended September 30, 2006 and 2005, respectively.

         The State of California has imposed new hospital seismic safety requirements. The Company operates four hospitals located in an area near active earthquake faults. Under these new requirements, the Company must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to the facilities by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit costs. There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined by management and could have a material adverse effect on the Company.

         CAPITAL LEASES - The Company has a long-term lease obligation for the buildings at the Chapman facility. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, assets with a net book value of $4,682,896 and $4,886,503 are included in property and equipment in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively. The following is a schedule of future minimum lease payments under the capitalized building lease together with the present value of the net minimum lease payments as of December 31, 2005:

Year ending December 31,
------------------------
          2006                                                   $      686,292
          2007                                                          686,292
          2008                                                          686,292
          2009                                                          686,292
          2010                                                          686,292
       Thereafter                                                     8,921,796
                                                                 --------------
          Total minimum lease payments                               12,353,256
Less amount representing interest                                     7,306,703
                                                                 --------------
Present value of net minimum lease payments                           5,046,553
Less current portion                                                     85,296
                                                                 --------------
Long-term portion                                                $    4,961,257
                                                                 ==============

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to Pacific Coast Holdings Investment, LLC ("PCHI"). The Company sold $5 million in limited partnership interests to finance the Acquisition and PCHI guaranteed the Company's Acquisition Loan. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. In accordance with Financial Accounting Standards Board Interpretation Number 46R, "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51," PCHI is a variable interest entity and has been included in the accompanying consolidated financial statements as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005.

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

         The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of September 30, 2006 and December 31, 2005.

                                                September 30,      December 31,
                                                    2006               2005
                                                ------------       ------------
Accounts receivable:

  Governmental                                  $  7,898,468       $ 10,394,875
  Non-governmental                                11,107,936          8,728,887
                                                ------------       ------------
                                                  19,006,404         19,123,762
Less allowance for doubtful accounts              (2,404,369)        (3,148,276)
                                                ------------       ------------
   Net patient accounts receivable                16,602,035         15,975,486
                                                ------------       ------------
Security Reserve Funds                             6,178,087         12,127,337
Deferred purchase price receivables               19,049,690          9,337,703
                                                ------------       ------------
   Receivable from Buyer of accounts              25,227,777         21,465,040
                                                ------------       ------------
                                                $ 41,829,812       $ 37,440,526
                                                ============       ============

         Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $21.3 and $13.8 million for the nine months ended September 30, 2006 and 2005, respectively, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of September 30, 2006 the Company had $19,992,492 in governmental accounts receivable that had been reported as sold which are subject to the foregoing limitation.

         The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. The Company incurred a loss on sale of accounts receivable of $2,630,364 and $2,570,646, for the three months ended September 30, 2006 and 2005, respectively, and $7,777,657 and $6,154,056 for the nine months ended September 30, 2006 and 2005, respectively.

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

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The December Note Warrant entitles the Lender to purchase the number of shares of the Company's common stock equal in value to the amount of the December Note not repaid at maturity, plus accrued interest and lender fees for an aggregate exercise price of $1.00, regardless of the number of shares acquired. The December Note Warrant is exercisable from and after December 12, 2005 until the occurrence of either a termination of the December Credit Agreement by the Lender or the Company's payment in full of all obligations under the December Credit Agreement. The Company is obligated to register the estimated number of shares of common stock issuable upon exercise of the December Note Warrant by filing a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), no later than ninety days prior to the maturity date of the December Note. If the Company proposes to file a registration statement under the Securities Act on or before the expiration date of the December Note Warrant, then the Company must offer to the holder of the December Note Warrant the opportunity to include the number of shares of common stock as the holder may request. The Lender and the Company have prepared a draft amendment and forbearance agreement which would revise the effective date for filing of the registration statement until May 15, 2007, subject to execution by all parties to the December Note.

         Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized gains of $778,584 and $13,322,075 related to the change in fair value of derivative for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company recognized a related warrant expense of $17,215,000. The related warrant liability as of September 30, 2006 and December 31, 2005 is $7,742,594 and $21,064,669, respectively. The Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43,254,715 that could be issued under the Warrants.

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

         Management believes that the likelihood of the December Note Warrant being exercised is reasonably possible and, in accordance with EITF No. 00-19 and SFAS 133, has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $1,627,013 (which includes a gain from change in fair value of derivative of $13,322,075) during the nine months ended September 30, 2006 and has a working capital deficit of $83,332,600 at September 30, 2006. For the nine months ended September 30, 2006, cash used in operations was $12,773,376.

         On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $27,330,734 and $25,340,734 as of September 30, 2006 and December 31, 2005, respectively. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender. Accordingly, on December 12, 2005, the Company paid $5,000,000 against the Acquisition Loan reducing its outstanding balance to $45 million. As of September 30, 2006, the Company had outstanding short term debt aggregating $83,030,734, of which $10,700,000 is included in warrant liabilities, current. See "Overview - Common Stock Warrants" above in this Item 2.

         Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Acquisition Loan and Line of Credit that changed the interest rate from 14% to prime plus 5.75%. As a result, future increases in the prime rate would increase the Company's interest expense.

         Our working capital deficit as of September 30, 2006 was $83.3 million and, for the nine months then ended, cash used by operations was $12.8 million. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

     1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 vs. 2005. Net operating revenues for the three months ended September 30, 2006 were $4.6 million lower than for the same period in the preceding year. Adjusting for calendar days from date of Acquisition (March 8, 2005), net operating revenues for the nine months ended September 30 2006 were $3.8 million higher than for the same period in the preceding year.

     2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. However, a net improvement of $0.2 to $0.3 million per month is a reasonable expectation for 2006. Operating expenses for the three months ended September 30, 2006 were $6.1 million lower than for the same period in the preceding year. Adjusting for calendar days from date of Acquisition (March 8, 2005), operating expenses for the nine months ended September 30 2006 were $8.6 million lower than for the same period in the preceding year.

     3. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. The Company intends to work with interested parties to place an additional $20 million in equity, of which $10.7 million will be applied toward the payment of the December Note and the remainder will reduce the level required when the term notes are refinanced. Additionally, management believes the reduction in leverage and refinancing will yield reductions in the discount on sales of accounts receivable or replacement with less costly financing. The combined impact of these changes is expected to yield from $0.4 to $0.5 million in reduced capital costs per month. These steps are subject to the approval of the Company's Board of Directors which currently is comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

         The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

         As of September 30, 2006, the Company had approximately $2.7 million available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

         Effective March 31, 2006, an amendment to the APA accelerated the Company's cash receipts in connection with its sales of accounts receivable. The amendment reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. As a result of this change, $6,677,916 was released to the Company in April 2006.

         Disproportionate Share Hospital (DSH) funds are received unevenly from the State of California throughout the year. The estimated amounts of DSH funds receivable has increased from December 31, 2005 to September 30, 2006 by $4.8 million to $7.9 million Of which $3.6 million was received on October 11, 2006.

RESULTS OF OPERATIONS

         The following table sets forth, for the three and nine months ended September 30, 2006 and 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The nine months ended September 30, 2005 reflects operations from the Acquisition date of March 8, 2005.


                                                    Three months ended September 30,        Nine months ended September 30,
                                                   ----------------------------------    ------------------------------------
                                                        2006               2005               2006                2005
                                                   ---------------    ---------------    ----------------    ----------------
Net operating revenues                                     100.0%             100.0%              100.0%              100.0%
Operating expenses                                         103.5%             105.0%              102.4%              107.2%
                                                   ---------------    ---------------    ----------------    ----------------
Operating loss                                              (3.5%)             (5.0%)              (2.4%)              (7.2%)
                                                   ---------------    ---------------    ----------------    ----------------
Other income (expense):
Interest expense, net                                       (3.9%)             (3.3%)              (3.5%)              (3.3%)
Common stock warrant expense                                 0.0%               0.0%                0.0%               (8.8%)
Change in fair value of derivative                           0.9%               0.0%                5.1%                0.0%
                                                   ---------------    ---------------    ----------------    ----------------
Other income (expense), net                                 (3.0%)             (3.3%)               1.6%              (12.1%)
                                                   ---------------    ---------------    ----------------    ----------------
Loss before minority interest and income
     tax provision                                          (6.5%)             (8.3%)              (0.8%)             (19.3%)
Income tax benefit (provision)                               0.0%               0.0%                0.0%                0.0%
Minority interest in variable interest entity                0.2%               1.2%                0.2%                0.7%
                                                   ---------------    ---------------    ----------------    ----------------

Net loss                                                    (6.3%)             (7.1%)              (0.6%)             (18.6%)
                                                   ===============    ===============    ================    ================


CONSOLIDATED RESULTS OF OPERATIONS--THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

NET OPERATING REVENUES

         Net operating revenues for the three months ended September 30, 2006 decreased to $87.0 million from $91.6 million, a decrease of $4.6 million or 5.0%, as compared to the same period in 2005. Admissions for the three months ended September 30, 2006 increased by 1.0% as compared to the same period in 2005. Rates improved by 5.5% during the three months ended September 30, 2006 due to the impact of new contracts and governmental payments. The underlying mix of patients remained fairly constant during the three months ended September 30, 2006 and 2005. Net operating revenues for the nine months ended September 30, 2006 increased to $263.1 million from $196.6 million, an increase of $66.5 million or 33.8%, as compared to the same period in 2005. The nine months ended September 30, 2005 contained only 207 days of Hospital operations compared to 273 days for the nine months ended September 30, 2006. Adjusted for calendar days, net operating revenues increased 1.5% on approximately the same level of admissions. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2006 and 2005 were approximately $2.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2006 and 2005 were approximately $6.0 million and $1.8 million, respectively. The increase in the recognition of charity and corresponding reduction in revenues has also had a corresponding favorable impact on the Provision for Doubtful Accounts (below)


OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 2006 decreased to $90.1 million from $96.2 million, a decrease of $6.1 million or 6.4%, as compared to the same period in 2005. The decrease in operating expenses was primarily due to a decrease in provision for doubtful accounts of $6.2 million and other operating expenses of $1.5 million, offset in part by increases in salaries and benefits of $1.0 million and supplies of $0.6 million. Operating expenses for the nine months ended September 30, 2006 increased to $269.4 million from $210.8 million, an increase of $58.6 million, The nine months ended September 30, 2005 contained only 207 days of Hospital operations compared to 273 days in 2006. Adjusted for calendar days, operating expenses declined 3.1% for the nine months ended September 30, 2006 as compared to the same period in 2005.

         The provision for doubtful accounts for the three months ended September 30, 2006 decreased to $9.4 million from $15.6, a decrease of $6.2 million or 39.9%, as compared to the same period in 2005. The decrease in the provision for doubtful accounts for the three months ended September 30, 2006 is primarily due to improvements in collection efforts and more timely recognition of charity accounts (see above), as compared to the same period in 2005. The provision for doubtful accounts for the nine months ended September 30, 2006 decreased to $27.3 million from $30.1 million, a decrease of $2.8 million or 9.0%, as compared to the same period in 2005.

         The loss on sale of accounts receivable for each of the three months ended September 30, 2006 and 2005 was $2.6 million. The loss on sale of accounts receivable for the nine months ended September 30, 2006 increased to $7.8 million from $6.2 million, an increase of $1.6 million or 26.4%, as compared to the same period in 2005. The increase in the loss on sale of accounts receivable for the nine months ended September 30, 2006 was primarily due to an increase in the dollar amounts of accounts receivable sold during 2006 as compared to the same period in 2005. The nine months ended September 30, 2005 contained only 207 days of Hospital operations compared to 273 days in 2006.

OPERATING LOSS

         Operating loss for the three months ended September 30, 2006 decreased to $3.0 million from $4.6 million, a decrease of $1.6 million or 33.5%, as compared to the same period in 2005. Operating loss for the nine months ended September 30, 2006 decreased to $6.3 million from $14.2 million, a decrease of $7.9 million, as compared to the same period in 2005. The decrease in operating loss in 2006 is primarily due to improvements in contracts and increased governmental support along with continued emphasis on cost control by management.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net, changed primarily as a result of the changes in fair value of warrants. The initial valuation of warrants issued in the first quarter of 2005 (as described in Form 10-Q/A for the three months ended March 31 2005) was $17,215,000. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, this was revalued to $17,604,292 on December 12, 2005 and subsequently increased to $21,064,669 as of December 31, 2005. As of September 30, 2006, the fair value of these warrants had decreased to $7,742,594, resulting in gains for the three and nine months ended September 30, 2006 of $778,584 and $13,322,075, respectively.

         Interest expense for the three months ended September 30, 2006 increased to $3.4 million from $3.1 million, an increase of $0.3 million or 11.2%, as compared to the same period in 2005. Interest expense for the nine months ended September 30, 2006 increased to $9.1 million from $6.5 million, an increase of $2.6 million, as compared to the same period in 2005. Interest expense in 2006 increased as a result of borrowings from the acquisition outstanding for the full nine months in 2006. In 2005, borrowings from the acquisition were only outstanding from the date of the acquisition (March 8, 2005) through September 30, 2005. Interest costs were consistent between the periods as a percentage of net operating revenues.

INCOME TAX BENEFIT (PROVISION)

         During the each of the three and nine months ended September 30, 2006 and 2005, there was no provision for income taxes due to the loss incurred by the Company during these periods.

NET LOSS

         Net loss for the three months ended September 30, 2006 decreased to $5.5 million from $6.5 million, a decrease of $1.0 million or 15.5%, as compared to the same period in 2005. The decrease in net loss for the three months ended September 30, 2006 was primarily due to decreases in provision for doubtful accounts and other operating expenses. Net loss for the nine months ended September 30, 2006 decreased to $1.6 million from $36.6 million, a decrease of $35.0 million, as compared to the same period in 2005. The decrease in net loss during the nine months ended September 30, 2006 was primarily due to a decrease in operating expenses as a percentage of net operating revenues to 102.4% in 2006 from 107.2% in 2005 and a decrease in other expense of $27.9 million in 2006. The decrease in other expense was the result of a decrease in common stock warrant expense of $17.2 and an increase in the change in fair value of derivative of $13.3 million, offset by an increase in interest expense of $2.6 million.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company established settlement receivables as of September 30, 2006 and December 31, 2005 of $1,447,152 and $2,273,248,
respectively.

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

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of September 30, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,669,344 and $2,196,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $2,222,193 in due to governmental payers as of September 30, 2006, and as a net receivable of $103,622 in due from governmental payers as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended September 30, 2006 and 2005, the Hospitals received payments of $3,500,000 and $0, respectively. During the nine months ended September 30, 2006 and 2005, the Hospitals received payments of $11,289,902 and $2,606,035, respectively. The Company estimates an additional $7,855,951 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of September 30, 2006 ($2,921,150 at December 31, 2005).

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

         Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005.

         The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2006 and 2005 were approximately $2.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2006 and 2005 were approximately $6.0 million and $1.8 million, respectively.

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

         SALE OF ACCOUNTS RECEIVABLE - The Company incurred loss on sale of accounts receivable of $2,630,364 and $2,570,646, for the three months ended September 30, 2006 and 2005, respectively, and $7,777,657 and $6,154,056 for the nine months ended September 30, 2006 and 2005, respectively. See "Overview - Accounts Purchase Agreement" above in this Item 2.

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

         The Company recorded provisions for doubtful accounts of $9,372,758 and $15,587,741 for the three months ended September 30, 2006 and 2005, respectively, and $27,344,251 and $30,060,501 for the nine months ended September 30, 2006 and 2005, respectively.

         COMMON STOCK WARRANTS - Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized a gain of $778,584 and $13,322,075 in change in fair value of derivative for the three and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2005, the Company recognized a related warrant expense of $17,215,000. The related warrant liability as of September 30, 2006 and December 31, 2005 is $7,742,594 and $21,064,669, respectively. The warrant liability has been classified as a current liability in the accompanying September 30, 2006 balance sheet because the warrants will be exercisable within one year. See "Overview - Common Stock Warrants" above in this Item 2.

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

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the circumstances in which a tax benefit may be recorded with respect to uncertain tax positions. The Interpretation provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of such tax benefits that may be recorded. Under the provisions of FIN 48, tax benefits associated with a tax position may be recorded only if it is more likely than not that the claimed tax position will be sustained upon audit. The statement is effective for years beginning after December 15, 2006. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements". This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. .. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In September, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 . SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the interim quarterly period ended September 30, 2006. The effect of adopting this statement was considered in evaluating the impact of the current year restatements for the quarters ended March 31, 2006 and June 30, 2006. The Company restated the unaudited condensed consolidated quarterly financial statements for the periods ended March 31, 2006 and June 30, 2006 in filing of an amendment to the Company's Quarterly Report on Form 10-Q on November 3, 2006 and November 7, 2006, respectively. The Company determined that $616,791 of the overstatement of accounts receivable and understatement of accumulated deficit and stockholders' deficiency as of March 31, 2006 related to errors that existed as of December 31, 2005. The overstatement of accounts receivable, net operating revenues, income before minority interest and provision for income taxes and net income and understatement of accumulated deficit and stockholders' deficiency by $616,791 was determined by management to be immaterial to the financial statements as of and for the year ended December 31, 2005 in accordance with SAB
108. However, in accordance with the dual approach outlined in SAB 108 management determined that the impact of the $616,791 error was material to the financial statements as of and for the three months ended March 31, 2006. Based on management's evaluation of the errors, SAB 108 requires the Company to correct the 2005 financial statements for the immaterial error and make such correction to the financial statements in filing of the next annual report on Form 10-K.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At September 30, 2006, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 5 and 7 to the consolidated financial statements. We have no off-balance sheet arrangements.


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

          We restated our financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006. The restatements were necessary due to an error overstating net revenues and patient accounts receivable. The correction resulted in the write off of patient accounts receivable for services provided under capitated contracts. In reviewing the circumstances underlying the restatements, the Company's management determined that the error resulted from a material weakness in the Company's internal controls over the timely preparation and review of account reconciliations. In the fourth quarter of 2006, the Company's management has implemented changes to controls and processes that include: (i) new procedures to segregate certain responsibilities among staff;
(ii) new procedures regarding the manner in which patient accounts receivable for services provided under capitated contracts should be recorded, (iii) new procedures to monitor the timely, accurate preparation and review of accounts reconciliations and (iv) new procedures to improve the education and understanding by our staff in accounting for capitation agreements.

         As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As part of that evaluation the Company's management considered deficiencies in its disclosure controls and procedures described above and as reported in Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2006 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2006. Based upon that evaluation and taking into account the deficiencies discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were not effective at a reasonable level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and management has taken the aforementioned steps to remediate.

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


 ITEM 6. EXHIBITS.

Exhibit     Description
Number
--------------------------------------------------------------------------------

10.1 Amendment to Employment Agreement dated August 5, 2006 by and among the Company and each of Anil V. Shah, Hari S. Lal, Bruce Mogel and Larry B. Anderson.

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


                                            INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: November 13, 2006                    By: /s/ Steven R. Blake
                                                --------------------------------
                                                Steven R. Blake
                                                Chief Financial Officer
                                                (Principal Financial Officer)