Form 10-QT
period 2006-03-31
Integrated Healthcare Holdings Inc
filed 2007-02-09
CIK 1051488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q
   (Mark One)
     | | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended

                                       OR

     |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1, 2006 to March 31, 2006

                         Commission File Number: 0-23511

--------------------------------------------------------------------------------

                      Integrated Healthcare Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                  87-0573331
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           1301 N. Tustin Ave.                              92705
          Santa Ana, California                          (Zip Code)
(Address of principal executive offices)


                                 (714) 953-3503 (Registrant's telephone number,
              including area code)

                                   December 31

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

There were 87,557,430 shares outstanding of the issuer's Common Stock as of January 31, 2007.

--------------------------------------------------------------------------------

Explanatory Note Regarding Change In Fiscal Year And Transition Period

On December 21, 2006, the Board of Directors of Integrated Healthcare Holdings, Inc. (the "Company") determined to change the Company's fiscal year from the period ending December 31 in each year to the period ending March 31 in each year. This change in fiscal year was effective for the period ended March 31, 2006. As a result of this change, the Company is filing a transition report on Form 10-Q covering the transition period from January 1, 2006 to March 31, 2006. A quarterly report for this period was filed previously on Form 10Q. This transition report reflects changes in estimates and values that have the benefit of hindsight through the filing date of that Form 10Q at August 11, 2006. The Company will file a Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, and an Annual Report on Form 10-K for the year ended March 31, 2007.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2006
           and December 31, 2005 (restated) - (unaudited)                     2

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2006 and 2005 (unaudited)                   3

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2006 and 2005 (unaudited)                   4

           Notes to Condensed Consolidated Financial Statements (unaudited)   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        35

Item 4.    Controls and Procedures                                           36

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 37

Item 1A.   Risk Factors                                                      37

Item 6.    Exhibits                                                          37

SIGNATURES                                                                   38

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (unaudited)

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2006              2005
                                                                  -------------    -------------
                                                                                   (as restated)
                                             ASSETS
Current assets:
       Cash and cash equivalents                                  $   4,969,814    $  16,005,943
       Restricted cash                                                4,971,636        4,971,636
       Accounts receivable, net of allowance for doubtful
         accounts of $2,432,084 and $3,148,276, respectively         14,127,892       15,975,486
       Security reserve funds                                        14,787,640       12,127,337
       Deferred purchase price receivables                           14,354,540        9,337,703
       Inventories of supplies, at cost                               5,786,274        5,719,717
       Due from governmental payers                                   6,587,219        3,024,772
       Prepaid expenses and other current assets                      6,369,539        6,694,045
                                                                  -------------    -------------
                                                                     71,954,554       73,856,639

Property and equipment, net of accumulated depreciation
       of $2,785,921 and $2,138,134, respectively                    58,860,857       59,431,285
Debt issuance costs, net of accumulated amortization
       of $1,033,361 and $791,735, respectively                         899,639        1,141,265

                                                                  -------------    -------------
       Total assets                                               $ 131,715,050    $ 134,429,189
                                                                  =============    =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
       Short term debt                                            $  70,330,734    $           -
       Accounts payable                                              28,606,145       26,835,606
       Accrued compensation and benefits                             11,561,638       12,533,499
       Warrant liabilities, current                                  23,546,650       10,700,000
       Due to governmental payers                                       270,189                -
       Other current liabilities                                     17,815,951       15,725,489
                                                                  -------------    -------------
         Total current liabilities                                  152,131,307       65,794,594


Long term debt                                                                -       70,330,734
Capital lease obligations, net of current portion
       of $87,880 and $85,296, respectively                           4,938,295        4,961,257
Warrant liability                                                            -        21,064,669
Minority interest in variable interest entity                         3,041,453        3,341,549
Commitments and contingencies
                                                                  -------------    -------------
         Total Liabilites                                           160,111,055      165,492,803
                                                                  -------------    -------------
Stockholders' deficiency:
       Common stock, $0.001 par value; 250,000,000 shares
         authorized; 84,351,189 and 83,932,316 shares
         issued and outstanding, respectively                            84,351           83,932
       Additional paid in capital                                    16,257,683       16,125,970
       Accumulated deficit                                          (44,738,039)     (47,273,516)
                                                                  -------------    -------------
         Total stockholders' deficiency                             (28,396,005)     (31,063,614)
                                                                  -------------    -------------
Total liabilities and stockholders' deficiency                    $ 131,715,050    $ 134,429,189
                                                                  =============    =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.






                                  INTEGRATED HEALTHCARE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)


                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                   2006             2005
                                                              -------------    -------------


Net operating revenues                                        $  86,163,974    $  21,747,029
                                                              -------------    -------------
Operating expenses:
          Salaries and benefits                                  48,708,705       12,450,604
          Supplies                                               12,031,608        3,033,815
          Provision for doubtful accounts                         8,298,928        3,141,406
          Other operating expenses                               16,757,363        3,900,220
          Loss on sale of accounts receivable                     2,807,805                -
          Depreciation and amortization                             647,789          262,212
                                                              -------------    -------------
                                                                 89,252,198       22,788,257
                                                              -------------    -------------

Operating loss                                                   (3,088,224)      (1,041,228)
                                                              -------------    -------------
Other income (expense):
          Interest expense, net                                  (2,694,414)        (665,296)
          Common stock warrant expense                                    -      (17,215,000)
          Change in fair value of derivative                      8,218,019                -
                                                              -------------    -------------
                                                                  5,523,605      (17,880,296)
                                                              -------------    -------------
Income (loss) before minority interest
          and income tax provision                                2,435,381      (18,921,524)
Income tax benefit (provision)                                            -         (944,000)
Minority interest in variable interest entity                       100,096            8,905
                                                              -------------    -------------

Net income (loss)                                             $   2,535,477    $ (19,856,619)
                                                              =============    =============

Per Share Data:
          Earnings (loss) per common share-Basic                      $0.03           ($0.22)
          Earnings (loss) per common share-Diluted                    $0.02           ($0.22)
          Weighted average shares outstanding-Basic              84,281,377       88,493,611
          Weighted average shares-Diluted                       127,227,606           Note 8


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.






                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------

Cash flows from operating activities:
Net income (loss)                                                    $  2,535,477    $(19,856,619)
Adjustments to reconcile net income (loss) to cash
         used in operating activities:
      Depreciation and amortization of property and equipment             647,789         249,363
      Amortization of debt issuance costs and intangible assets           241,626          75,203
      Common stock warrant expense                                              -      17,215,000
      Change in fair value of derivative                               (8,218,019)              -
      Minority interest in net loss of variable interest entity          (100,096)         (8,905)
Changes in operating assets and liabilities:
      Accounts receivable, net                                          1,847,594     (16,968,328)
      Security reserve funds                                           (2,660,303)              -
      Deferred purchase price receivables                              (5,016,837)              -
      Inventories of supplies                                             (66,557)         71,868
      Due from governmental payers                                     (3,562,447)              -
      Prepaids and other current assets                                   324,506      (1,375,081)
      Accounts payable                                                  1,770,539       5,933,254
      Accrued compensation and benefits                                  (971,861)      7,073,364
      Due to governmental payers                                          270,189               -
      Other current liabilities                                         2,090,462       1,439,151
                                                                     ------------    ------------
        Net cash used in operating activities                         (10,867,938)     (6,151,730)
                                                                     ------------    ------------
Cash flows from investing activities:
      Acquisition of hospital assets                                            -     (63,171,676)
      Additions to property and equipment, net                            (77,361)              -
                                                                     ------------    ------------
        Net cash used in investing activities                             (77,361)    (63,171,676)
                                                                     ------------    ------------
Cash flows from financing activities:
      Proceeds from long term debt                                              -      50,000,000
      Long term debt issuance costs                                             -      (1,933,000)
      Proceeds from minority investment in PCHI                                 -       5,000,000
      Variable interest entity distribution                              (200,000)              -
      Drawdown on line of credit                                                -      13,200,000
      Issuance of common stock                                            132,132      10,699,501
      Repayments of debt                                                        -      (1,264,013)
      Payments on capital lease obligations                               (22,962)        (34,414)
                                                                     ------------    ------------
        Net cash (used in) provided by financing activities               (90,830)     75,668,074
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                  (11,036,129)      6,344,668
Cash and cash equivalents, beginning of period                         16,005,943          69,454
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $  4,969,814    $  6,414,122
                                                                     ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


     NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2006, and the Company's results of operations and cash flows for the three months ended March 31, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. As more fully disclosed in the Explanatory Note to the Company's Quarterly Report on Form 10Q/A for the Quarter ended March 31, 2006, the December 31, 2005 amounts have been adjusted for the correction of an error.

     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Transition Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on July 28, 2006.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its hospitals operate. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $2,535,477 (primarily attributable to a gain from change in fair value of derivative of $8,218,019) during the three months ended March 31, 2006 and has a working capital deficit of $80,176,753 at March 31, 2006. For the three months ended March 31, 2006, cash used in operations was $10,867,938.

     On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $25,330,734 as of March 31, 2006 and December 31, 2005. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006 and thereafter extended to March 2, 2007 (see Note 10), which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender.

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

     We believe that we can reduce our costs of borrowed capital by replacing debt with new equity. We are seeking new equity investments in the Company; however we have not yet secured alternative sources of capital or re-negotiated our commitments with our lenders (see subsequent event Note 10). There can be no assurance that we will be able to raise additional funds on terms acceptable to us or at all. Such additional equity, if available, is likely to substantially dilute the interest of our current shareholders in the Company. In addition, changes in the level of investment are subject to the approval of the Company's Board of Directors, which is currently comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured.

     CHANGE IN FISCAL YEAR - On December 21, 2006, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The Board of Directors believes this is in the best interest of the Company's shareholders, because this change corresponds with the completion of the first full twelve months of operations of the four hospitals that were acquired by the Company as part of the Acquisition on March 8, 2005 and the Board believes the change will likely reduce the Company's fiscal year end costs associated with accounting and auditing procedures. With new auditors recently engaged, the Company believes this was an appropriate time to make this transition, which will also allow additional time to perform the annual audit for the fiscal year ended March 31, 2007.

     As a result of this change of fiscal year, the Company is required to file a transition report on Form 10-Q covering the transition period for three months ended March 31, 2006 and a Form 10-Q for the three and nine months ended December 31, 2006 and 2005. The Company's next Form 10-K will cover the period April 1, 2006 through March 31, 2007 and will include audited statements of Operations and Cash Flows for the three month period ended March 31, 2006.

     CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Hospitals and Mogel Management Group, Inc. ("MMG").

     The Company's management has determined that Pacific Coast Holdings Investment, LLC ("PCHI"), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB")Interpretation Number 46R ("FIN 46R") "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51" and, accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

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

     Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established a settlement receivable as of March 31, 2006 and December 31, 2005 of $2,620,448 and $2,273,248,
respectively. The company has identified and corrected a misclassification as of March 31, 2006 between accounts receivable and the settlement receivable in the amount of $774,937.

     Estimates of revenues from Medicare are recorded at the time services are rendered. These estimates of settlement receivables or payables related to the revenue are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received. At which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement.

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

     The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of March 31, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $2,890,637 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $270,189 in due to governmental payers as of March 31, 2006, and as a net receivable of $103,626 in due from governmental payers as of December 31, 2005.

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

     Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. Management does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

     Management is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

     The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended March 31, 2006 were approximately $1.7 million.

     Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid are reserved for their full value in contractual allowances when they reach 180 days old.

     PROVISION FOR DOUBTFUL ACCOUNTS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 2). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of March 31, 2006 and December 31, 2005 was $2,432,084 and $3,148,276,
respectively. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.
     The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated. During the three months ended March 31, 2006 and 2005, the Company recorded provisions for doubtful accounts, net of bad debt recoveries, of $8,298,928 and $3,141,406, respectively.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.
                                       8

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

     Cash held in the Company's bank accounts as of March 31, 2006 collected on behalf of the buyer of accounts receivable in the amount of $1,766,153 have been reclassified to security reserve funds.

     The company has identified and corrected a misclassification between cash and accounts payable in the amount of $393,726.

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

     In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated IBNR reserves are recorded in our results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR reserves when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records these IBNR claim reserves against its net operating revenues. During the three months ended March 31, 2006, the Company recorded net revenues from CalOptima capitation of approximately $1,401,000, net of third party claims and estimates of IBNR. IBNR reserves at March 31, 2006 and December 31, 2005 were $5.5 million and $5.0 million respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

     STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment Compensation," requires companies to record compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has adopted SFAS 123R. As of March 31, 2006, the Company had not granted any stock options to employees.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and long term debt. Management believes that the recorded value of such financial instruments is a reasonable estimate of their fair value. To finance the Acquisition, the Company entered into agreements that contained warrants (see Notes 4 and 6), which are required to be accounted for as derivative liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

     WARRANTS - In connection with its Acquisition of the Hospitals, the Company entered into complex transactions that contain warrants that require accounting in accordance with SFAS 133, SFAS 150 and EITF 00-19 (see Notes 4 and 6).

     NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Due to the loss from operations incurred by the Company for the three months ended March 31, 2005, the anti-dilutive effect of warrants has not been considered in the calculations of loss per share for that period.

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

     Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of March 31, 2006, no goodwill had been recorded on acquisitions.

     Debt issuance costs related to Credit agreement fees (Note 4)are amortized over the two year life of the agreement.

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

     The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of our deferred tax assets. As of March 31, 2006 and December 31, 2005, the Company has established a 100% valuation allowance against its deferred tax assets. The difference between the Company's statutory rate of taxation and the effective rate for the quarters ended March 31, 2006 and 2005 is primarily due to the effect of valuation allowances and other permanent differences.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2006 and December 31, 2005, the Company had accrued approximately $2.9 million and $2.3 million, respectively, comprised of approximately $0.6 million and $0.6 million, respectively, in incurred and reported claims, along with approximately $2.3 million and $1.7 million, respectively, in IBNR and an allowance for potential increases in the costs of those claims incurred and reported.

     The Company has purchased as primary coverage occurrence form insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2006 and December 31, 2005, the Company had accrued approximately $1.7 million and $1.3 million, respectively, comprised of approximately $0.4 million and $0.3 million, respectively, in incurred and reported claims, along with $1.3 million and $1.0 million, respectively, in IBNR.

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

     In September, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the interim quarterly period ended September 30, 2006. The effect of adopting this statement was considered in evaluating the impact of an error that was identified during October, 2006 in the overstatement of net operating revenues and accounts receivable by $616,791 that existed at December 31, 2005. The error was the result of an incorrect account reconciliation, not a matter of estimation. The overstatement of accounts receivable, net operating revenues, income before minority interest and provision for income taxes and net income and understatement of accumulated deficit and stockholders' deficiency by $616,791 was determined by management to be immaterial to the financial statements as of and for the year ended December 31, 2005 in accordance with Staff Accounting Bulletin No. 108 ("SAB 108"). However, in accordance with the dual approach outlined in SAB 108 management determined that the impact of the $616,791 error was material to the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006. Based on management's evaluation of the error, SAB 108 requires the Company to correct the December 31, 2005 financial statements for the immaterial error and make such correction in the filing of the next annual report on Form 10-K.

     The following table sets forth the amounts as originally reported in the consolidated balance sheet as of December 31, 2005 and statement of operations for the year ended December 31, 2005 filed as part of Form 10-K and the effects of the correction of the error as described above:

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

                        INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                                Year ended December 31, 2005
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Statement of Operations:
  Net operating revenues                        $284,314,409    $283,697,618
  Operating loss                                 (15,222,366)    (15,839,157)
  Income (loss) before minority interest
    and provision for income taxes               (46,212,018)    (46,828,809)
  Net income (loss)                              (44,558,367)    (45,175,158)
  Basic and diluted earnings per share          $      (0.49)    $     (0.50)




     NOTE 2 - ACCOUNTS PURCHASE AGREEMENT

     In March 2005, the Company entered into a two year Accounts Purchase Agreement (the "APA") with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see Note
4). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. After accounts receivable are sold, the APA requires the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125."

     The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"; increased from 85% at Buyer's election effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds cannot exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. The Conpany holds cash collected in its lockbox in a fiduciary role for the buyer and records the cash as part of Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     The following table reconciles accounts receivable as of March 31, 2006 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales [non GAAP].


                                                    March 31, 2006                  December 31, 2005
                                              ----------------------------    ----------------------------
                                               As reported      Pro forma      As reported      Pro forma
                                              ------------    ------------    ------------    ------------
                                                                              (as restated)   (as restated)
Accounts receivable:
  Governmental                                $  5,732,795    $ 19,362,292    $ 10,394,875    $ 23,771,977
  Non-governmental                              10,827,181      51,033,333       8,728,887      45,564,554
                                              ------------    ------------    ------------    ------------
                                                16,559,976      70,395,625      19,123,762      69,336,531
Less allowance for doubtful accounts            (2,432,084)    (15,140,247)     (3,148,276)    (17,723,163)
                                              ------------    ------------    ------------    ------------
   Net patient accounts receivable              14,127,892      55,255,378      15,975,486      51,613,368
                                              ------------    ------------    ------------    ------------
Security Reserve Funds                          14,787,640               -      12,127,337               -
Deferred purchase price receivables             14,354,540               -       9,337,703               -
                                              ------------    ------------    ------------    ------------
   Receivable from Buyer of accounts            29,142,180               -      21,465,040               -
                                              ------------    ------------    ------------    ------------
Advance rate amount, net                                -       (7,262,086)              -     (10,843,197)
Transaction Fees deducted from
  Security Reserve Funds                                -       (4,723,220)              -      (3,329,645)
                                              ------------    ------------    ------------    ------------
                                              $ 43,270,072    $ 43,270,072    $ 37,440,526    $ 37,440,526
                                              ============    ============    ============    ============

     Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments")) are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $0.6 million and $5.2 million, respectively, for the three months ended March 31, 2006, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

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

     The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. For the three months ended March 31, 2006, the Company incurred a loss on sale of accounts receivable of $2,807,805, which is reflected in operating expenses in the accompanying consolidated statement of operations. The related Servicing and Transaction Fee liability at March 31, 2006 is $1,727,500.

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

     Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15% (the "15% Cap"). At March 31, 2006, the Security Reserve Funds swept, prior to the inclusion of cash remaining in the lockbox, balance of $13,021,487 (exclusive of $1,766,153 cash held in lockbox accounts) was in excess of the 15% Cap. As a result, $6,677,916 was released to the Company subsequent to March 31, 2006.

     NOTE 3 - PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

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
                                          ============    ============

     The Hospitals are affected by State of California Senate Bill 1953 (SB
1953), which requires certain seismic safety building standards for acute care hospital facilities by 2013. The Company is currently reviewing the SB 1953 compliance requirements and developing multiple plans of action to achieve such compliance, the estimated time frame for complying with such requirements, and the cost of performing necessary remediation of certain of the properties. The Company cannot currently estimate with reasonable accuracy the remediation costs that will need to be incurred in order to make the Hospitals SB 1953-compliant, but such remediation costs could be significant.

     NOTE 4 - DEBT
     The Company's debt consists of the following:

                                                                   March 31,     December 31,
                                                                     2006            2005
                                                                 ------------    ------------
     Short term debt:
     ----------------
     Secured note payable                                        $ 10,700,000    $ 10,700,000
     Less derivative - warrant liability, current (see Note 6)    (10,700,000)    (10,700,000)
     Secured acquisition loan                                      45,000,000               -
     Secured line of credit, outstanding borrowings                25,330,734               -
                                                                 ------------    ------------
          Short term debt                                        $ 70,330,734    $          -
                                                                 ============    ============

     Long term debt:
     ---------------
     Secured acquisition loan                                    $          -    $ 45,000,000
     Secured line of credit, outstanding borrowings                         -      25,330,734
                                                                 ------------    ------------
          Long term debt                                         $          -    $ 70,330,734
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

     The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (see Note 1). The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes. Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Obligations that changed the interest rate from 14% to prime plus 5.75% (13.25% at March 31, 2006).

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

     The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and
(iv) OC-PIN has agreed to guaranty the payment and performance of all the Obligations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     CREDIT AGREEMENT FEES - Concurrent with execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, the Company and its subsidiaries agreed to pay to the Lender origination fees in amounts equal to 2% of the Credit Line,($600,000), and 2% of the Acquisition Loan, ($1,000,000). Such fees were required to be paid out of the Company and its subsidiaries own funds were deemed earned in full upon receipt by the Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the debt issuance costs of $1,933,000 over the two year term of the Obligations. During the three months ended March 31, 2006 and 2005, the Company recognized $241,626 and $62,355, respectively, of amortization expense and has unamortized debt issuance costs of $899,639 and $1,141,265 as of March 31, 2006 and December 31, 2005, respectively.

      SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement") with the Credit Parties and the Lender. Under the December Credit Agreement, the Lender loaned $10,700,000 to the Company as evidenced by a promissory note (the "December Note"). Interest is payable monthly at the rate of 12% per annum and the December Note was due on December 12, 2006, thereafter extended to March 2, 2007.

     The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The Company has classified the December Note as current warrant liability in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 (see Notes 6 and 10).

     WAIVER OF DEFAULT - The Company was in default of its obligation under its loan and security agreements to timely file financial reports with the Securities and Exchange Commission. The lender was notified of the condition of default and has conditionally waived its right to accelerate repayment of the debt subject to filing of Form 10-K for the year ended December 31, 2005 (which was filed with the SEC on July 28, 2006) and filing of the Form 10-Q for the quarter ended March 31, 2006 (completed August 11, 2006).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     NOTE 5 - COMMON STOCK

     STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN a company founded by Dr. Anil V. Shah, the Company's previous chairman, and owned by a number of physicians practicing at the acquired Hospitals. This agreement was subsequently amended to include the following.

     Under the First Amendment and the related Escrow Agreement, OC-PIN deposited a total of $12,500,000 into an escrow account. However, following receipt of such funds, a disagreement arose between OC-PIN and the third party which provided $11,000,000 of the $12,500,000 deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11,000,000 of these funds and provide OC-PIN with a limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the "Second Amendment"), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

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

     7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company shall issue an additional portion of the 5,400,000 shares mentioned in item (6) above. As of March 31, 2006, the Company had issued 418,873 of these shares to OC-PIN for cash received of $132,132.


     NOTE 6 - COMMON STOCK WARRANTS

     The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, the Company issued warrants to purchase up to 74,700,000 shares of the Company's common stock (the "Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of 49% interest in PCHI for $2,450,000.

     The Warrants are exercisable beginning January 27, 2007 and expire in 3.5 years from the date of issuance (July 27, 2008). The exercise price for the first 43 million shares purchased under the Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter.

     As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant (see Note 4), the Company has determined that share settlement of these Warrants is no longer within its control and reclassified the Warrants as a liability in accordance with EITF 00-19 and SFAS 133.

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

     In accordance with SFAS 150 and 133, the Company has included the December
Note value of $10.7 million in warrant liability, current, in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     NOTE 7 - RELATED PARTY TRANSACTIONS

     PCHI - The Company leases substantially all of the real property of the acquired Tenet Hospitals from PCHI. PCHI is owned by two LLC's, which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah was the chairman of the Company until September 28, 2006 and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock (see Note 5). The Company has consolidated the financial statements of PCHI in the accompanying financial statements in accordance with FIN 46R as the Company is the primary beneficiary of a variable interest in PCHI. During the three months ended March 31, 2006 and 2005, the Company incurred rent expense paid to PCHI of $1,545,156 and $537,000, respectively, which was eliminated upon consolidation.

     MANAGEMENT AGREEMENTS - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Four of these agreements were amended on August 5, 2006. Among other terms, the three year, amended employment agreements provide for annual salaries aggregating $2,790,000, total stock options to purchase 2,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. As of March 31, 2006, the board of directors had not yet approved a stock option plan and accordingly the Company has not granted any stock options pursuant to the employment agreements.

     NOTE 8 - EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share have been calculated under SFAS No. 128, "Earnings per Share." SFAS 128 requires companies to compute earnings (loss) per share under two different methods, basic and diluted. Basic earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

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

     The number of shares into which the December Note warrant could convert is not included in the calculation of diluted earnings Per share, as the related December Note is not in default and thus the warrant is not vested. The inclusion of the warrant would not change the amount of reported diluted earnings per share.

     NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     As noted in Note 7, PCHI is included in the Company's consolidated financial statements. Accordingly, the Company's liability related to its lease commitment with PCHI is eliminated in consolidation.

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

     AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (see Note 7). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the tenants of the Condo Units having the right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the tenants' rights of first refusal, Tenet will transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.

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

     As the financial statements of the related party entity, PCHI, a variable interest entity, are included in the Company's accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company's gain on sale of assets to PCHI.

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

NOTE 10 - SUBSEQUENT EVENTS

     On September 23, 2006, Dr. Jaime Ludmir resigned from the Board of Directors of Integrated Healthcare Holdings, Inc. (the "Company"), effective immediately. On September 28, 2006, the Board of Directors elected Dr. Ajay G. Meka to serve as a director of the Company to fill the vacancy on the Board created by Dr. Ludmir's resignation. Dr. Meka was also elected Chairman of the Board of the Company, replacing Dr. Anil Shah as Chairman.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

     On December 22, 2006, Integrated Healthcare Holdings, Inc. (the "Company"), the Company's subsidiaries (WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., and Coastal Communities Hospital, Inc.), Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, and Medical Provider Financial Corporation II (the "Lender"), executed Amendment No.1 to Credit Agreement, dated as of December 18, 2006 (the "Amendment"), that amends that certain Credit Agreement, dated as of December 12, 2005 (the "Credit Agreement"), pursuant to which the Lender loaned to the Company a total of $10,700,000.

     The Amendment extended the "Stated Maturity Date", as defined in the Credit Agreement, to March 2, 2007 from December 12, 2006. Under the Amendment, the Company also agreed to pay to the Lender an extension fee of $107,000 plus Lender's legal fees, costs and expenses of $2,500.

     Also on December 22, 2006, the parties to the Credit Agreement executed an Agreement to Forbear (the "Forbearance Agreement") relating to the Credit Agreement and that certain Common Stock Warrant, dated as of December 12, 2005, issued in connection with the original Credit Agreement (the "Warrant").

     Under the Forbearance Agreement, the Company agreed with the Lender to change the date by which the Company is required to file a registration statement covering the resale of all the shares of common stock underlying the Warrant to May 15, 2007, and requires the Company to use its reasonable best efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as practicable but no later than 90 days after such date (or 120 days if the registration statement is reviewed by the SEC).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     This Transition Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed on July 28, 2006 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

     The Company remains primarily liable under the Acquisition Loan note, not withstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the Acquisition Loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

     ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into a two year Accounts Purchase Agreement (the "APA") with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see Note 4). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. After accounts receivable are sold, the APA requires the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125."

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

     The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of March 31, 2006 and December 31, 2005.


                                                March 31,     December 31,
                                                  2006           2005
                                               ------------   ------------
                                               (unaudited) (as restated)
     Accounts receivable:

       Governmental                            $  5,732,795    $10,394,875
       Non-governmental                          10,827,181      8,728,887
                                               ------------   ------------
                                                 16,559,976     19,123,762
     Less allowance for doubtful accounts        (2,432,084)    (3,148,276)
                                               ------------   ------------
        Net patient accounts receivable          14,127,892     15,975,486
                                               ------------   ------------
     Security Reserve Funds                      14,787,640     12,127,337
     Deferred purchase price receivables         14,354,540      9,337,703
                                               ------------    -----------
        Receivable from Buyer of accounts        29,142,180     21,465,040
                                               ------------   ------------
                                               $ 43,270,072   $ 37,440,526
                                               ============   ============

     Although 100% of the Company's accounts receivable, as defined, is purchased by the Buyer, certain payments (generally payments that cannot be attributed to specific patient account, such as third party settlements, capitation payments and MediCal Disproportionate Share Hospital ("DSH") subsidies (collectively "Other Payments") are retained by the Company and not applied to the purchases processed by the Buyer. In the opinion of our management, after consultation with the Buyer, DSH payments and CalOptima capitation premium payments of $0.6 million and $5.2 million, respectively, for the three months ended March 31, 2006, are excludable from application to the Security Reserve Funds. However, if cash collections on purchases are not sufficient to recover the Buyer's advance rate amount and related transaction fees, the Buyer could be entitled to funds the Company has received in Other Payments or require transfer of substitute accounts to cover any such shortfall. Based on collection history under the APA to date, the Company's management believes the likelihood of the Buyer exercising this right is remote.

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

     Effective March 31, 2006, an amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15% (the "15% Cap"). At March 31, 2006, the Security Reserve Funds balance of $14,787,640was in excess of the 15% Cap. As a result, $6,677,916 was released to the Company subsequent to March 31, 2006.

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

     In accordance with SFAS 150 and 133, the Company has included the December
Note value of $10.7 million in warrant liability, current, in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

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

LIQUIDITY AND CAPITAL RESOURCES


     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated income of $2,535,477 (primarily attributable to a non-cash gain from change in fair value of derivative of $8,218,019) during the three months ended March 31, 2006 and has a working capital deficit of $80,176,753 at March 31, 2006. For the three months ended March 31, 2006, cash used in operations was $10,867,938.

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

     Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Acquisition Loan and Line of Credit that changed the interest rate from 14% to prime plus 5.75% (13.25% at March 31,2006). As a result, future increases in the prime rate would increase the Company's interest expense.
     Our working capital deficit as of March 31, 2006 was $80.2 million and, for the three months then ended, cash used by operations was $10.9 million. Management is working on improvements in several areas that the Company believes will mitigate these deficits:

     1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 in comparison with 2005. Adjusting for calendar days, revenues for the three months ended March 31, 2006 were $4.6 million higher than for the same period in the preceding year.

     2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. However, a net improvement of $0.2 to $0.3 million per month is a reasonable expectation for 2006. Adjusting for calendar days, operating expenses for the three months ended March 31, 2006 were $3.7 million higher than for the same period in the preceding year.

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

     The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.
     On December 22, 2006, Integrated Healthcare Holdings, Inc. executed Amendment No.1 to the Credit Agreement, dated as of December 18, 2006 (the "Amendment"), that amends that certain Credit Agreement, dated as of December 12, 2005 (the "Credit Agreement"), pursuant to which the Lender loaned to the Company a total of $10,700,000.
     The Amendment extended the "Stated Maturity Date", as defined in the Credit Agreement, to March 2, 2007 from December 12, 2006. Under the Amendment, the Company also agreed to pay to the Lender an extension fee of $107,000 plus Lender's legal fees, costs and expenses of $2,500.
     Also on December 22, 2006, the parties to the Credit Agreement executed an Agreement to Forbear (the "Forbearance Agreement") relating to the Credit Agreement and that certain Common Stock Warrant, dated as of December 12, 2005, issued in connection with the original Credit Agreement (the "Warrant").

     Under the Forbearance Agreement, the Company agreed with the Lender to change the date by which the Company is required to file a registration statement covering the resale of all the shares of common stock underlying the Warrant to May 15, 2007, and requires the Company to use its reasonable best efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as practicable but no later than 90 days after such date (or 120 days if the registration statement is reviewed by the SEC).

     As of March 31, 2006, the Company had approximately $4.7 million available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

     Effective March 31, 2006, an amendment to the APA will accelerate the Company's cash receipts in connection with its sales of accounts receivable. The amendment reduced the required accumulated Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%. At March 31, 2006, the Security Reserve Funds balance of $14,787,640 was in excess of the 15% Cap. As result, $6,677,916 was released to the Company subsequent to March 31, 2006.

     On February 5, 2007, Dr. Chaudhuri and Mr. Thomas notified the company that they were exercising their warrants for 24.9% of the Company's common stock subject to regulatory approval. The Company will issue the stock when approval is received from the appropriate regulatory agencies.


RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 2006 and 2005, our unaudited consolidated statements of operations expressed as a percentage of net operating revenues. The three months ended March 31, 2005 reflects only 24 days of operations from the Acquisition date.

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
                                                       ========     ========

CONSOLIDATED RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

NET OPERATING REVENUES
     Our consolidated net operating revenues, on a calendar day basis (using 24 days for the three months ended March 31, 2005- "Acquisition" days), increased 5.7% during the three months ended March 31, 2006 as a result of contract rate increases. Average daily census remained unchanged.

OPERATING EXPENSES
     Operating expenses decreased as a percent of revenues by 1.2% during the three months ended March 31, 2006 which equates to inflationary increases (net of efficiencies) of 4.8%.

     The provision for doubtful accounts as a percentage of revenue decreased to 9.6% for the three months ended March 31, 2006 from 14.4% in the comparable period in 2005, more than offsetting the $2.8 million loss on sale of accounts receivable incurred during the three months ended March 31, 2006.

     Salaries and benefits (adjusted for Acquisition days) increased $2.0 million or 4.3% during the three months ended March 31, 2006, slightly under the average wage increase which ranged from 5-6%.

     Supplies increased $0.6 million or 5.8% during the three months ended March 31, 2006 primarily due to inflationary pressures.

     Remaining operating expenses (adjusted for Acquisition days) increased approximately $4.6 million during the three months ended March 31, 2006. The most significant increases in other operating expenses related to medical fees for emergency coverage, data processing fees for system conversions and medical equipment repairs.


OPERATING LOSS

     Loss from operations as a percent of revenue improved by 1.2% during the three months ended March 31, 2006 due to rate improvements in excess of cost increases.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, changed primarily as a result of the changes in fair value of warrants. The initial valuation of warrants issued in the first quarter of 2005 was $17,215,000. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, this was revalued to $17,604,292 on December 12, 2005 and subsequently increased to $21,064,669 as of December 31, 2005. As of March 31, 2006, the fair value of these warrants had decreased to $12,846,650, resulting in a gain of $8,218,019 during the three months ended March 31, 2006.

     Interest costs of 3.1% of revenue during the three months ended March 31, 2006 and 3.0% of revenue during the three months ended March 31, 2005 were relatively consistent between the periods as a percentage of revenue.

PROVISION FOR INCOME TAXES
     The provision for income taxes for the three months ended March 31, 2006 was $0 compared to $0.9 million for the comparable period in 2005. The provision for income taxes during the three months ended March 31, 2005 was reversed in the subsequent quarter as a result of the impact of the implementation of the Accounts Purchase Agreement.

NET INCOME (LOSS)
     Net income for the three months ended March 31, 2006 was $2.5 million compared to a net loss of $19.9 million for the three months ended March 31, 2005. The decrease in the loss in 2006 was primarily due to the decrease in Common stock expense of $17.2 million and the increase in the fair value of derivative of $8.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables as of March 31, 2006 and December 31, 2005 of $2,620,448 and $2,273,248,
respectively.

     Estimates of revenues from Medicare are recorded at the time services are rendered. These estimates of settlement receivables or payables related to the revenue are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received. At which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement.

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

     The Hospitals received new provider numbers during the year ended December 31, 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of March 31, 2006, the Company has recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $2,890,637. These reserves offset against the third party settlement receivables and are included as a net payable of $270,189 in due to governmental payers in the Company's consolidated balance sheet as of March 31, 2006.

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

     Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid are reserved for their full value in contractual allowances when they reach 180 days old.

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

     INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available

     The Company has purchased as primary coverage occurrence form insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available

     COMMON STOCK WARRANTS - During the three months ended March 31, 2006 and 2005, the Company recorded a gain of $8,218,019 and a warrant expense of $17,215,000, respectively, related to warrants. See "Overview - Common Stock Warrants" above in this Item 2.

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

     In September, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the interim quarterly period ended September 30, 2006. The effect of adopting this statement was considered in evaluating the impact of an error that was identified during October, 2006 in the overstatement of net operating revenues and accounts receivable by $616,791 that existed at December 31, 2005. The Company's management determined that the error was material to the its Financial statements for year ended December 31, 2005 was necessary to write-off patient accounts receivable for services provided under capitated CalOptima managed care contracts. The overstatement of accounts receivable, net operating revenues, income before minority interest and provision for income taxes and net income and understatement of accumulated deficit and stockholders' deficiency by $616,791 was determined by management to be immaterial to the financial statements as of and for the year ended December 31, 2005 in accordance with Staff Accounting Bulletin No. 108 ("SAB 108"). However, in accordance with the dual approach outlined in SAB 108 management determined that the impact of the $616,791 error was material to the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006. Based on management's evaluation of the error, SAB 108 requires the Company to correct the December 31, 2005 financial statements for the immaterial error and make such correction in the filing of the next annual report on Form 10-K.

     The following table sets forth the amounts as originally reported in the consolidated balance sheet as of December 31, 2005 and statement of operations for the year ended December 31, 2005 filed as part of Form 10-K and the effects of the correction of the error as described above:

                                                  As of December 31, 2005
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Balance Sheet:
  Accounts receivable                           $ 16,592,277    $ 15,975,486
  Total assets                                   135,045,980     134,429,189
  Accumulated deficit                            (46,656,725)    (47,273,516)
  Total stockholders' deficiency                 (30,446,823)    (31,063,614)

                                               Year ended December 31, 2005
                                                ----------------------------
                                                As previously
                                                  reported      As restated
                                                ------------    ------------
Statement of Operations:
  Net operating revenues                        $284,314,409    $283,697,618
  Operating loss                                 (15,222,366)    (15,839,157)
  Income (loss) before minority interest
    and provision for income taxes               (46,212,018)    (46,828,809)
  Net income (loss)                              (44,558,367)    (45,175,158)
  Basic and fully diluted earnings per share    $      (0.49)    $     (0.50)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At March 31, 2006, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 4 and 6 to the consolidated financial statements. We have no off-balance sheet arrangements.

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

     We previously conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and June 30, 2006 and found them to be effective as of such dates. However, we subsequently conducted a re-evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 and June 30, 2006 and identified certain material weaknesses, discussed further below. With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management re-evaluated the Effectiveness of our system of internal control over financial reporting as a result of the restatement of the financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006, based on the framework in Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on these evaluations and re-evaluations, management determined that the Company's system of disclosure controls and procedures was not effective as of March 31, 2006 and June 30, 2006, and the Company's systems of internal control over financial reporting was not effective as of March 31, 2006 and June 30, 2006, due to the presence of certain material weaknesses. These weaknesses contributed to the need for restatements of our financial statements for the quarterly period ended March 31, 2006 on Form 10-Q/A as filed on November 3, 2006 and the quarterly period ended June 30, 2006 on Form 10-QA as filed on November 7, 2006.

     The Company's management determined that the Company's unaudited condensed consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006, should be restated due to the an error in the overstatement of net revenues and accounts receivable. The Company determined that the restatements were necessary to write-off patient accounts receivable for services provided under capitated contracts. The correction of errors resulted in a decrease in net operating revenues, income before minority interest and provision for income taxes and net income of $322,887 for the three months ended March 31, 2006 and a decrease in accounts receivable and an increase in accumulated deficit and stockholders' deficiency of $939,678 as of March 31, 2006.

     Management has identified, as a material weakness contributing to these restatements, that the Company's controls over the timely preparation and review of account reconciliations were inadequate. Management has implemented new procedures to monitor the timely preparation and review of account reconciliations. In addition, management has implemented new procedures to ensure that material errors are prevented or detected on a timely basis.

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


                                         INTEGRATED HEALTHCARE HOLDINGS, INC.


Dated: February 8, 2007                  By: /s/ Steven R. Blake
                                             -----------------------------------
                                             Steven R. Blake
                                             Chief Financial Officer
                                             (Principal Financial Officer)