Form 10-Q
period 2006-12-31
Integrated Healthcare Holdings Inc
filed 2007-02-20
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2006 or

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number 0-23511
                                ----------------
                      INTEGRATED HEALTHCARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                                   87-0573331
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       1301 NORTH TUSTIN AVENUE
        SANTA ANA, CALIFORNIA                              92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (714) 953-3503
              (Registrant's telephone number, including area code)

                                   DECEMBER 31
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 87,557,430 shares outstanding of the issuer's common stock as of January 31, 2007.

================================================================================

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

      On December 21, 2006, the Board of Directors of Integrated Healthcare Holdings, Inc. (the "Company") determined to change the Company's fiscal year from the period ending December 31 in each year to the period ending March 31 in each year. This change in fiscal year was effective for the period ended March 31, 2006. As a result of this change, this report for the quarter ended December 31, 2006 is for the third quarter of the Company's fiscal year 2007, which ends March 31, 2007. This report contains three month and nine month statements of operations for the period ended December 31, 2006 and 2005, consolidated statements of cash flows for the nine months ended December 31, 2006 and 2005, and includes balance sheet information for December 31, 2005, March 31, 2006, and December 31, 2006.

EXPLANATORY NOTE REGARDING THE APPOINTMENT OF NEW INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      On November 30, 2006, the Company announced the engagement of BDO Seidman, LLP as its independent registered public accounting firm to audit its financial statements for the current fiscal year.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
          PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of December 31, 2006,
          March 31, 2006 and December 31, 2005 - (unaudited)                   4
          Condensed Consolidated Statements of Operations for the three
          and nine months ended December 31, 2006 and 2005 - (unaudited)       5
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended December 31, 2006 and 2005 - (unaudited)                6
          Notes to Condensed Consolidated Financial
          Statements - (unaudited)                                             7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          39

Item 4.   Controls and Procedures                                             40

          PART II - OTHER INFORMATION
Item 1.   Legal Proceedings                                                   41

Item 1A.  Risk Factors                                                        41

Item 4.   Submission of Matters to a Vote of Security Holders                 41

Item 6.   Exhibits                                                            41

          Signatures                                                          42


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                               Integrated Healthcare Holdings, Inc.
                                              Condensed Consolidated Balance Sheets
                                                           (unaudited)


                                                                          DECEMBER 31,          MARCH 31,         DECEMBER 31,
                                                                              2006                2006                2005
                                                                        ----------------    ----------------    ----------------
                                                                                                                  (as restated)
                                ASSETS
Current assets:
     Cash and cash equivalents                                          $     7,778,263     $     4,969,814     $    16,005,943
     Restricted cash                                                          4,971,636           4,971,636           4,971,636
     Accounts receivable, net of allowance for doubtful accounts of
         $3,323,209, $2,432,084 and $3,148,276 as of December
         31, 2006, March 31, 2006 and December 31, 2005, respectively        18,680,090          14,127,892          15,975,486
     Security reserve funds                                                   8,999,590          14,787,640          12,127,337
     Deferred purchase price receivables, net                                13,727,518          14,354,540           9,337,703
     Inventories of supplies, at cost                                         5,804,350           5,786,274           5,719,717
     Due from governmental payers                                             5,791,621           6,587,219           3,024,772
     Prepaid expenses and other current assets                                4,089,369           6,369,539           6,694,045
                                                                        ----------------    ----------------    ----------------
         Total current assets                                                69,842,437          71,954,554          73,856,639

Property and equipment, net of accumulated depreciation of
     $4,788,235, $2,785,921 and $2,138,134 as of December
     31, 2006, March 31, 2006 and December 31, 2005, respectively            57,045,894          58,860,857          59,431,285
Debt issuance costs, net of accumulated amortization of $1,666,308
     $1,033,361 and $791,735 as of December 31, 2006, March
     31, 2006 and December 31, 2005, respectively                               266,692             899,639           1,141,265
                                                                        ----------------    ----------------    ----------------
         Total assets                                                   $   127,155,023     $   131,715,050     $   134,429,189
                                                                        ================    ================    ================

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Short term debt                                                    $    72,341,459     $    70,330,734     $             -
     Accounts payable                                                        36,453,597          28,606,145          26,835,606
     Accrued compensation and benefits                                       14,146,267          11,561,638          12,533,499
     Warrant liabilities, current                                            24,581,944          23,546,650          10,700,000
     Due to governmental payers                                               1,730,315             270,189                   -
     Other current liabilities                                               16,924,683          17,815,951          15,725,489
                                                                        ----------------    ----------------    ----------------
         Total current liabilities                                          166,178,265         152,131,307          65,794,594

Long term debt                                                                        -                   -          70,330,734
Capital lease obligations, net of current portion of $90,543
     $87,880 and $85,296 as of December 31, 2006, March
     31, 2006 and December 31, 2005, respectively                             4,870,492           4,938,295           4,961,257
Warrant liability                                                                     -                   -          21,064,669
Minority interest in variable interest entity                                 2,066,808           3,041,453           3,341,549
Commitments and contingencies
                                                                        ----------------    ----------------    ----------------
         Total Liabilities                                                  173,115,565         160,111,055         165,492,803
                                                                        ----------------    ----------------    ----------------

Stockholders' deficiency:
     Common stock, $0.001 par value; 250,000,000 shares authorized;
         87,557,430, 84,351,189 and 83,932,316 shares issued
         and outstanding as of December 31, 2006, March 31, 2006
         and December 31, 2005, respectively                                     87,557              84,351              83,932
     Additional paid in capital                                              16,254,477          16,257,683          16,125,970
     Accumulated deficit                                                    (62,302,576)        (44,738,039)        (47,273,516)
                                                                        ----------------    ----------------    ----------------
         Total stockholders' deficiency                                     (45,960,542)        (28,396,005)        (31,063,614)
                                                                        ----------------    ----------------    ----------------
Total liabilities and stockholders' deficiency                          $   127,155,023     $   131,715,050     $   134,429,189
                                                                        ================    ================    ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                4







                                                Integrated Healthcare Holdings, Inc.
                                           Condensed Consolidated Statements of Operations
                                                             (unaudited)


                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        DECEMBER 31,                        DECEMBER 31,
                                                             ----------------------------------  ----------------------------------
                                                                   2006              2005              2006              2005
                                                             ----------------  ----------------  ----------------  ----------------


Net operating revenues                                       $    87,137,143   $    87,140,049   $   264,048,931   $   261,950,589
                                                             ----------------  ----------------  ----------------  ----------------

Operating expenses:
     Salaries and benefits                                        49,467,084        46,089,512       144,894,023       141,123,340
     Supplies                                                     12,491,780        12,936,998        36,844,623        36,216,682
     Provision for doubtful accounts                               9,392,116         7,288,483        28,437,439        34,207,578
     Other operating expenses, net                                16,814,578        19,809,828        51,803,830        54,815,092
     Loss on sale of accounts receivable                           2,442,562         2,315,997         7,412,414         8,470,053
     Depreciation and amortization                                   676,928           305,913         2,002,314         1,915,773
                                                             ----------------  ----------------  ----------------  ----------------
                                                                  91,285,048        88,746,731       271,394,643       276,748,518
                                                             ----------------  ----------------  ----------------  ----------------

Operating loss                                                    (4,147,905)       (1,606,682)       (7,345,712)      (14,797,929)
                                                             ----------------  ----------------  ----------------  ----------------

Other expense:
     Interest expense                                              3,239,695         3,466,680         9,637,555         9,259,687
     Common stock warrant expense                                          -           389,292                 -           389,292
     Change in fair value of derivative                            6,133,304         3,460,377         1,029,248         3,460,377
                                                             ----------------  ----------------  ----------------  ----------------
                                                                   9,372,999         7,316,349        10,666,803        13,109,356

Loss before minority interest and
     benefit (provision) for income taxes                        (13,520,904)       (8,923,031)      (18,012,515)      (27,907,285)
Benefit (provision) for income taxes                                       -            (4,800)                -           939,200
Minority interest in variable interest entity                        118,857           302,916           447,978         1,649,546
                                                             ----------------  ----------------  ----------------  ----------------

Net income (loss)                                            $   (13,402,047)  $    (8,624,915)  $   (17,564,537)  $   (25,318,539)
                                                             ================  ================  ================  ================

Per Share Data:
     Loss per common share - Basic                           $         (0.15)  $         (0.11)  $         (0.20)  $         (0.28)
     Loss per common share - Diluted                         $         (0.15)  $         (0.11)  $         (0.20)  $         (0.28)
     Weighted average common shares outstanding - Basic           87,557,430        78,330,981        85,645,344        90,773,626
     Weighted average common shares outstanding - Diluted         87,557,430        78,330,981        85,645,344        90,773,626


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  5







                                     Integrated Healthcare Holdings, Inc.
                               Condensed Consolidated Statements of Cash Flows
                                                 (unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                              2006                2005
                                                                        ----------------    ----------------
Cash flows from operating activities:
Net loss                                                                $   (17,564,537)    $   (25,318,539)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization of property and equipment                  2,002,314           1,883,652
     Amortization of debt issuance costs and intangible assets                  632,947             761,502
     Common stock warrant expense                                                     -             389,292
     Change in fair value of derivative                                       1,035,294           3,460,377
     Minority interest in net loss of variable interest entity                 (447,978)         (1,649,546)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                (4,552,198)            992,842
     Security reserve funds                                                   5,788,050         (12,127,337)
     Deferred purchase price receivables, net                                   627,022          (9,337,703)
     Inventories of supplies                                                    (18,076)            227,410
     Due from governmental payers                                               795,598          (3,024,772)
     Prepaids and other current assets                                        2,280,170          (2,839,572)
     Accounts payable                                                         7,847,452          20,746,210
     Accrued compensation and benefits                                        2,584,629           4,659,822
     Due to governmental payers                                               1,460,126                   -
     Other current liabilities                                                 (891,268)         14,201,042
                                                                        ----------------    ----------------
         Net cash provided by (used in) operating activities                  1,579,545          (6,975,320)
                                                                        ----------------    ----------------
Cash flows from investing activities:
     Increase in restricted cash                                                      -          (4,971,636)
     Additions to property and equipment, net                                  (187,351)           (564,037)
                                                                        ----------------    ----------------
         Net cash used in investing activities                                 (187,351)         (5,535,673)
                                                                        ----------------    ----------------
Cash flows from financing activities:
     Proceeds from secured notes payable                                              -          10,700,000
     Variable interest entity distribution                                     (526,667)                  -
     Drawdown from line of credit                                             2,010,725          12,130,734
     Issuance of common stock                                                         -           4,300,000
     Repayments of debt                                                               -          (5,000,000)
     Payments on capital lease obligations                                      (67,803)            (27,920)
                                                                        ----------------    ----------------
         Net cash provided by financing activities                            1,416,255          22,102,814
                                                                        ----------------    ----------------
Net increase in cash and cash equivalents                                     2,808,449           9,591,821
Cash and cash equivalents, beginning of period                                4,969,814           6,414,122
                                                                        ----------------    ----------------
Cash and cash equivalents, end of period                                $     7,778,263     $    16,005,943
                                                                        ================    ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the SEC for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America for annual reports have been omitted or condensed.

      The accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2006, its results of operations for the three and nine months ended December 31, 2006 and 2005, and its cash flows for the nine months ended December 31, 2006 and 2005. The condensed consolidated balance sheet as of March 31, 2006 is derived from the Transition Report on Form 10-Q filed with the Securities and Exchange Commission on February 9, 2007. The condensed consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. As more fully disclosed in the Explanatory Note to the Company's Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 2006, the December 31, 2005 amounts have been adjusted for the correction of an error.

      The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on July 28, 2006.

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

      On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California Hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $17,564,537 and $13,402,047 during the nine and three months, respectively, ended December 31, 2006 and has a working capital deficit of $96,335,828 at December 31, 2006. For the nine months ended December 31, 2006, the Company however generated cash from operations of $1,579,545.

      LIQUIDITY AND MANAGEMENT'S PLANS - The Company has $72.3 million of short term debt plus a $10.7 million note due during March 2007 (see Note 4). This factor, among others, indicates a need for the Company to take action to resolve its financing issues and operate its business as a going concern. In the Company's Annual Report for the year ended December 31, 2005, it's independent registered public accountants expressed a substantial doubt about the Company's ability to continue as a going concern. Management is working on improvements in several areas that the Company believes will help to mitigate its financing issues, including (i) improved contracted reimbursements and governmental subsidies for indigent care and thereby improve revenue, (ii) reduction in operating expenses, and (iii) reduction in the costs of borrowed capital.

      There can be no assurance that the Company will be successful in improving reimbursements or reducing operating expenses. Additionally ,the Company can reduce its costs of borrowed capital by replacing debt with new equity and is seeking new equity investments; however the Company has not yet secured alternative sources of capital or re-negotiated commitments with its lenders. There can be no assurance that the Company will be able to raise additional funds on acceptable terms.

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

      CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Hospitals and Mogel Management Group, Inc. ("MMG").

      The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI")(Note 7), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number 46R ("FIN 46R") "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51" and, accordingly, the financial statements of PCHI are included in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has estimated settlement receivables as of December 31, 2006, March 31, 2006 and December 31, 2005 of $1,939,029,
$2,620,448 and $2,273,248, respectively.

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

      The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,669,344, $2,890,637 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $1,730,315 and $270,189 in due to governmental payers as of December 31, 2006 and March 31, 2006, respectively, and as a net receivable of $103,622 included in due from governmental payers as of December 31, 2005.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended December 31, 2006 and 2005 the Hospitals received payments of $5,492,972 and $6,213,030 respectively. During the nine months ended December 31, 2006 and 2005, the Hospitals received payments of $16,207,874 and $11,022,185, respectively. The Company estimates an additional $5,791,621 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of December 31, 2006. As of March 31, 2006 and December 31, 2005 the DSH receivables were $6,587,219 and $2,921,155, respectively.

      Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

      The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

      The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2006 and 2005 were approximately $1.2 million and $1.2 million, respectively, and for the nine months ended December 31, 2006 and 2005 were approximately $5.3 million and $2.8 million, respectively.

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

      PROVISION FOR DOUBTFUL ACCOUNTS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 2). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of December 31, 2006, March 31, 2006 and December 31, 2005 was $3,323,209,
$2,432,084 and $3,148,276, respectively. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated. The Company recorded provisions for doubtful accounts, net of bad debt recoveries, of $9,392,116 and $7,288,483 for the three months ended December 31, 2006 and 2005, respectively, and $28,437,439 and $34,207,578 for the nine months ended December 31, 2006 and 2005, respectively.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess federal insurance limits.

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

      Cash held in the Company's bank accounts as of December 31, and March 31, 2006, collected on behalf of the buyer of accounts receivable, is not included in the Company's cash and cash equivalents.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and any impairment write-downs related to assets held and used. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Capital leases are recorded at the beginning of the lease term as property and equipment and a corresponding lease liability is recognized. The value of the property and equipment under capital lease is recorded at the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life.

      The Company uses the straight-line method of depreciation for buildings and improvements, and equipment over their estimated useful lives of 25 years and 3 to 15 years, respectively.

      The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at December 31, 2006.

      MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis for providing comprehensive health care services for the period.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNRs recorded in the Company's results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records a charge related to these IBNR claims against its net operating revenues. During the nine months ended December 31, 2006 and 2005 the Company recorded net revenues from CalOptima capitation of approximately $1.2 million and $3.2 million, net of third party claims and estimates of IBNR. During the three months ended December 31, 2006 and 2005 the Company received net revenues from CalOptima of $0.7 million and $0.6 million respectively. IBNR claims accruals at December 31, 2006, March 31, 2006 and December 31, 2005 were $4.2 million, $5.5 million and $5.0 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

      STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment" Compensation," requires companies to record compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has adopted SFAS 123R. As of December 31, 2006, the Company had not granted any stock options to employees.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and long term debt. Management believes that the recorded value of such financial instruments is a reasonable estimate of their fair value. To finance the Acquisition, the Company entered into agreements that contained warrants (see Notes 4 and 6), which are required to be accounted for as derivative liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

      WARRANTS - In connection with its Acquisition of the Hospitals, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, SFAS No. 150 and EITF No. 00-19 (see Notes 4 and 6).

      NET LOSS PER COMMON SHARE - Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Due to the loss from operations incurred by the Company for the three and nine months ended December 31, 2006 and 2005, the anti-dilutive effect of warrants has been excluded in the calculations of diluted loss per share for the periods presented in the accompanying Condensed Consolidated Statements of Operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

      Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. As of December 31, 2006, no goodwill had been recorded on acquisitions.

      Debt issuance costs related to Credit agreement fees (Note 4) are amortized over the two year life of the agreement.

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

      The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred tax assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of our deferred tax assets. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company has established a 100% valuation allowance against its deferred tax assets. The differences between the Company's statutory rate of taxation and the effective rate for the three and nine month periods ended December 31, 2006 and 2005 is primarily due to the effect of valuation allowances and other permanent differences.

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company had accrued approximately $5.4 million, $2.9 million and $2.3 million, respectively, which is comprised of approximately $1.3 million, $0.6 million and $0.6 million, respectively, in incurred and reported claims, along with approximately $4.1 million, $2.3 million and $1.7 million, respectively, in estimated IBNR.

      The Company has also purchased as primary coverage occurrence from insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company had accrued approximately $1.0 million, $1.7 million and $1.3 million, respectively, comprised of approximately $0.2 million, $0.4 million and $0.3 million, respectively, in incurred and reported claims, along with $0.8 million, $1.3 million and $1.0 million, respectively, in estimated IBNR.

      The Company has also purchased all risk umbrella liability policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

      SEGMENT REPORTING - The Company operates in one line of business, the provision of health care services through the operation of general Hospitals and related health care facilities. The Company's Hospitals generated substantially all of its net operating revenues during the three and nine months ended December 31, 2006 and 2005.

      The Company's four general Hospitals and related health care facilities operate in one geographic region in Orange County, California. This region is an operating segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The regions' economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. In addition, the Company's general Hospitals and related health care facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

      RECENTLY ENACTED ACCOUNTING STANDARDS - In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155, among other things: permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has evaluated the effect of adopting this statement and concluded that it will not have a material effect on the Company's financial position and results of operations.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

      The following table sets forth the amounts as originally reported in the consolidated balance sheet, including the cumulative effect on accumulated deficit as of December 31, 2005 filed as part of Form 10-K and the effects of the correction of the error as described above:

                                                          AS OF DECEMBER 31, 2005
                                                     ---------------------------------
                                                      AS PREVIOUSLY
                                                         REPORTED         AS RESTATED
                                                     ----------------   --------------
Balance Sheet:
     Accounts receivable                             $    16,592,277    $   15,975,486
     Total assets                                        135,045,980       134,429,189
     Accumulated deficit                                 (46,656,725)      (47,273,516)
     Total stockholders' deficiency                      (30,446,823)      (31,063,614)

NOTE 2 - ACCOUNTS PURCHASE AGREEMENT

      In March 2005, the Company entered into a two year Accounts Purchase Agreement (the "APA") with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see Note
4). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. After accounts receivable are sold, the APA requires the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125."

      The accounts receivable are sold weekly based on billings for each Hospital. The purchase price is comprised of two components, the advance rate amount and the deferred portion amount. The advance rate amount is based on the historical collection experience for accounts receivable similar to those included in a respective purchase. At the time of sale, the Buyer advances 95% of the advance rate amount (the "95% Advance"; increased from 85% at Buyer's election effective January 1, 2006) to the Company and holds the remaining 5% as security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds cannot exceed 25% (the "25% Cap") of the aggregate advance rate amount, as defined, of the open purchases. Effective March 31, 2006, an

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

amendment to the APA reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15% (the "15% Cap"). The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each purchase until closed, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. The Company holds cash collected in its lockbox in a fiduciary role for the buyer and records the cash as part of Security Reserve Funds. Collections are applied on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase. The deferred portion amount represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount.

      The following table reconciles accounts receivable as of December 31, 2006, March 31, 2006 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP).

                                                                                       DECEMBER 31, 2006
                                                                               ----------------------------------
                                                                                 AS REPORTED         PRO FORMA
                                                                               ----------------   ---------------
Accounts receivable:
   Governmental                                                                $     8,994,871    $   26,857,990
   Non-governmental                                                                 13,008,428        46,155,788
                                                                               ----------------   ---------------
                                                                                    22,003,299        73,013,778
Less allowance for doubtful accounts                                                (3,323,209)      (15,377,080)
                                                                               ----------------   ---------------
   Net patient accounts receivable                                                  18,680,090        57,636,698
                                                                               ----------------   ---------------
Security reserve funds                                                               8,999,590                 -
Deferred purchase price receivables, net                                            13,727,518                 -
                                                                               ----------------   ---------------
   Receivable from Buyer of accounts                                                22,727,108                 -
                                                                               ----------------   ---------------
Advance rate amount, net                                                                     -        (8,322,133)
Transaction Fees deducted from Security
   Reserve Funds                                                                             -        (7,907,366)
                                                                               ----------------   ---------------
                                                                               $    41,407,198    $   41,407,198
                                                                               ================   ===============


                                                   MARCH 31, 2006                      DECEMBER 31, 2005
                                          ----------------------------------   ----------------------------------
                                            AS REPORTED         PRO FORMA        AS REPORTED         PRO FORMA
                                          ---------------    ---------------   ----------------   ---------------
Accounts receivable:
   Governmental                           $    5,732,795     $   19,362,292    $    10,394,875    $   23,771,977
   Non-governmental                           10,827,181         51,033,333          8,728,887        45,564,554
                                          ---------------    ---------------   ----------------   ---------------
                                              16,559,976         70,395,625         19,123,762        69,336,531
Less allowance for doubtful accounts          (2,432,084)       (15,140,247)        (3,148,276)      (17,723,163)
                                          ---------------    ---------------   ----------------   ---------------
   Net patient accounts receivable            14,127,892         55,255,378         15,975,486        51,613,368
                                          ---------------    ---------------   ----------------   ---------------
Security reserve funds                        14,787,640                  -         12,127,337                 -
Deferred purchase price receivables, net      14,354,540                  -          9,337,703                 -
                                          ---------------    ---------------   ----------------   ---------------
   Receivable from Buyer of accounts          29,142,180                  -         21,465,040                 -
                                          ---------------    ---------------   ----------------   ---------------
Advance rate amount, net                               -         (7,262,086)                 -       (10,843,197)
Transaction Fees deducted from Security
   Reserve Funds                                       -         (4,723,220)                 -        (3,329,645)
                                          ---------------    ---------------   ----------------   ---------------
                                          $   43,270,072     $   43,270,072    $    37,440,526    $   37,440,526
                                          ===============    ===============   ================   ===============

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company had $17,863,119,
$13,629,497 and $13,377,102, respectively, in governmental accounts receivable that have been reported as sold which are subject to the foregoing limitation.

      The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. The Company incurred a loss on sale of accounts receivable of $2,442,562 and $2,315,997 for the three months ended December 31, 2006 and 2005, respectively, and $7,412,414 and $8,470,053 for the nine months ended December 31, 2006 and 2005, respectively. The loss on sale of accounts receivable is comprised of the following:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                 -------------------------------  -------------------------------
                                                      2006             2005            2006             2005
                                                 --------------   --------------  --------------   --------------
Transaction Fees deducted from Security
     Reserve Funds - closed purchases            $   1,068,535    $     749,024   $   3,184,146     $   3,329,645
Accrued Transaction Fees - open purchases              134,500          451,288         368,606           862,781
                                                 --------------   --------------  --------------   --------------
     Total Transaction Fees incurred                 1,203,035        1,200,312       3,552,752         4,192,426
                                                 --------------   --------------  --------------   --------------
Servicing costs for sold accounts receivable
     - closed purchases                              1,351,694        1,156,946       3,909,439         3,596,558
Accrued servicing costs for sold accounts
      receivable - open purchases                     (112,167)         (41,261)        (49,777)          681,069
                                                 --------------   --------------  --------------   --------------
     Total servicing costs incurred                  1,239,527        1,115,685       3,859,662         4,277,627
                                                 --------------   --------------  --------------   --------------
Loss on sale of accounts receivable for
     the period                                  $   2,442,562    $   2,315,997   $   7,412,414    $   8,470,053
                                                 ==============   ==============  ==============   ==============

      The related accrued Transaction Fee liability at December 31, 2006, March 31, 2006 and December 31, 2005 is $1,339,593, $970,987 and $862,781,
respectively. The related accrued servicing cost liability at December 31, 2006, March 31, 2006 and December 31, 2005 is $706,738, $756,513 and 681,069,
respectively. These amounts are included in other current liabilities on the accompanying condensed consolidated balance sheets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                            DECEMBER 31,       MARCH 31,        DECEMBER 31,
                                                2006              2006              2005
                                          ----------------  ----------------  ----------------
      Building                            $    33,696,898   $    33,696,897   $    33,696,897
      Land and improvements                    13,522,591        13,522,591        13,522,591
      Equipment                                 9,505,755         9,318,403         9,241,044
      Buildings under lease                     5,108,885         5,108,887         5,108,887
                                          ----------------  ----------------  ----------------
                                               61,834,129        61,646,778        61,569,419
      Less accumulated depreciation            (4,788,235)       (2,785,921)       (2,138,134)
                                          ----------------  ----------------  ----------------
           Property and equipment, net    $    57,045,894   $    58,860,857   $    59,431,285
                                          ================  ================  ================

      The State of California has imposed new hospital seismic safety requirements. The Company operates four hospitals located in an area near active earthquake faults. Under these new requirements, the Company must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to the facilities by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit costs. There are additional requirements that must be complied with by 2030. The Company is currently estimating the costs of meeting these requirements; however, a total estimated cost has not yet been determined.

NOTE 4 - DEBT

The Company's debt consists of the following:

                                                         DECEMBER 31,        MARCH 31,       DECEMBER 31,
                                                             2006              2006              2005
                                                       ----------------  ----------------  ----------------
Short Term Debt:
----------------
Secured note payable                                   $    10,700,000   $    10,700,000   $    10,700,000
Less derivative - warrant liability, current               (10,700,000)      (10,700,000)      (10,700,000)
Secured acquisition loan                                    45,000,000        45,000,000                 -
Secured line of credit, outstanding borrowings              27,341,459        25,330,734                 -
                                                       ----------------  ----------------  ----------------
     Short term debt                                   $    72,341,459   $    70,330,734   $             -
                                                       ================  ================  ================

Long Term Debt:
---------------
Secured acquisition loan                               $             -   $             -   $    45,000,000
Secured line of credit, outstanding borrowings                       -                 -        25,330,734
                                                       ----------------  ----------------  ----------------
     Long term debt                                    $             -   $             -   $    70,330,734
                                                       ================  ================  ================

      ACQUISITION LOAN AND LINE OF CREDIT - In connection with the Acquisition, the Company obtained borrowings from affiliates of Medical Capital Corporation. Effective March 3, 2005, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non-revolving Line of Credit and a $50,000,000 Acquisition Loan (less $5,000,000 repayment on December 12, 2005) in the form of a real estate loan (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (see Note 1).
As of December 31, 2006, the Company had approximately $2.7 million available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Obligations that changed the interest rate from 14% per annum to prime plus 5.75% per annum (14.00% per annum at December 31, 2006 and 13.25% per annum at March 31, 2006).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

      The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha, (the members of PCHI), have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (see Note 5) has agreed to guaranty the payment and performance of all the Obligations.

      CREDIT AGREEMENT FEES - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan, the Company and its subsidiaries agreed to pay to the Lender origination fees in amounts equal to 2% of the Credit Line, ($600,000), and 2% of the Acquisition Loan, ($1,000,000). Such fees were required to be paid out of the Company and its subsidiaries own funds were deemed earned in full upon receipt by the Lender. Upon the completion of the Acquisition on March 8, 2005, the Company paid the Lender a total of $1,600,000 in origination fees and paid the Lender's legal fees of approximately $333,000. The Company is amortizing the debt issuance costs of $1,933,000 over the two year term of the Obligations. The Company recognized amortization expense of $149,695 and $310,190 for the three months ended December 31, 2006 and 2005, respectively, and $632,947 and $761,502 for the nine months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, March 31, 2006 and December 31, 2005, unamortized debt issuance costs are $266,692, $899,639 and $1,141,265, respectively.

      SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement") with the Credit Parties and the Lender. Under the December Credit Agreement, the Lender loaned $10,700,000 to the Company as evidenced by a promissory note (the "December Note"). Interest is payable monthly at the rate of 12% per annum and the December Note originally due on December 12, 2006 was extended to March 2, 2007 pursuant to an agreement dated December 22, 2006 (see below). In consideration for the extension the Company paid loan and legal fees in the amount of $107,000 and $2,500 respectively. The loan and legal fees are included in the unamortized debt issuance costs at December 31, 2006 and are being amortized over the three month extension through March 2, 2007.

      The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The Company has classified the December Note as current warrant liability in the accompanying consolidated balance sheets as of December 31, 2006, March 31, 2006 and December 31, 2005 (see Note 6).

      On December 22, 2006, the Company and its subsidiaries, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, and Medical Provider Financial Corporation II (the "Lender"), executed Amendment No.1 to Credit Agreement, dated as of December 18, 2006 (the "Amendment"), that amends the December Credit Agreement.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      The Amendment extended the "Stated Maturity Date", as defined in the Credit Agreement, to March 2, 2007 from December 12, 2006. Also on December 22, 2006, the parties to the Credit Agreement executed an Agreement to Forbear (the "Forbearance Agreement") relating to the Credit Agreement and the December Note issued in connection with the original Credit Agreement.

      Under the Forbearance Agreement, the Company agreed with the Lender to change the date by which the Company is required to file a registration statement covering the resale of all the shares of common stock underlying the December Note Warrant to May 15, 2007, and requires the Company to use its reasonable best efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as practicable but no later than 90 days after such date (or 120 days if the registration statement is reviewed by the SEC):

NOTE 5 - COMMON STOCK

      STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN a company founded by Dr. Anil V. Shah, a board member, and owned by a number of physicians practicing at the acquired Hospitals. This agreement was subsequently amended to include the following:

      Under the First Amendment and the related Escrow Agreement, OC-PIN deposited a total of $12,500,000 into the escrow account. However, following receipt of such funds, a disagreement arose between OC-PIN and the third party which provided $11,000,000 of the $12,500,000 deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11,000,000 of these funds and provide OC-PIN with a limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the "Second Amendment"), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

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

      7. The Company granted OC-PIN the right to purchase up to $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company agreed to issue an additional portion of the 5,400,000 shares mentioned in item (6) above. On September 12, 2006, the Company issued 3,206,241 of these shares to OC-PIN in full resolution of the Stock Purchase Agreement.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

      As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant (see Note 4) executed on December 12, 2005, the Company has determined that share settlement of the Dr. Chaudhuri and Mr. Thomas warrants is no longer within its control and reclassified these warrants as a liability in accordance with EITF No. 00-19 and began fair valuing these warrants as derivatives in accordance with SFAS No. 133 as of that date.

      Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized a loss of $6,133,304 and $1,029,248 related to the change in fair value of derivative for the three and nine months ended December 31, 2006, respectively. The change in the fair value of the derivative for the three and nine months ended December 31, 2005 was a loss of $3,460,377. During the three months ended December 31, 2005, the Company recognized warrant expense of $389,292 related to the change in the fair value of derivative. The related warrant liability as of December 31, 2006, March 31, 2006 and December 31, 2005 is $13,881,944, $12,846,650 and $21,064,669,
respectively. The warrant liability has been classified as a current liability in the accompanying balance sheet as of December 31, 2006 and March 31, 2006 because the warrants will be exercisable within one year. The Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43.3 million that could be issued under the Warrants. As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43.3 million accordingly, continued to represent the best estimate at December 31, 2005 and March 31, 2006. As of January 29, 2007, the earliest exercise date, the number of potential shares was calculated as approximately 38.9 million shares. The estimate is predicated upon exercise of the Warrants following exercise of the December Note Warrant which vests if the Company is in default on the Note. This was used in estimating the fair value at December 31, 2006. If the Company secures alternate financing without issuing new equity prior to the exercise of the Warrants, the liability could decrease by $3.5 million (9.8 million exercisable shares).

      The Company computed the fair value of the Warrants based on the Black-Scholes option pricing model with the following assumptions:

                          December 31,   March 31,   December 31,   December 12,
                                  2006        2006           2005           2005
Risk-free interest rate           4.9%        4.8%           4.4%           4.4%
Expected volatility              22.3%       27.9%          28.6%          28.6%
Dividend yield                      --          --             --             --
Expected life (years)             1.57        2.32           2.57           2.62
Fair value of Warrants          $0.357      $0.297         $0.487         $0.407
Market value per share           $0.40       $0.30          $0.49          $0.41

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      In accordance with SFAS No. 150, the Company has included the December
Note value of $10.7 million in warrant liabilities, current, in the accompanying condensed consolidated balance sheets as of December 31, 2006, March 31, 2006 and December 31, 2005 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

      The Company computed the fair value, and related number of shares, of the December Note Warrant based on the Black-Scholes option pricing model with the following assumptions:

                          December 31,   March 31,   December 31,   December 12,
                                  2006        2006           2005           2005
Risk-free interest rate           5.0%        4.4%           4.4%           4.4%
Expected volatility              21.8%       23.8%          23.9%          23.9%
Dividend yield                      --          --             --             --
Expected life (years)             0.25        0.70           0.95           1.00
Fair value of Warrants          $0.360      $0.300         $0.490         $0.410
Number of shares            29,722,219  35,666,667     21,836,735     26,097,561

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

NOTE 7 - RELATED PARTY TRANSACTIONS

      PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast Holdings, LLC and Ganesha Realty, LLC; which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is a director of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. Dr. Chaudhuri and Mr. Thomas are the holders of the Warrants to purchase up to 24.9% of the Company's fully diluted capital stock (see Note 6). The Company has consolidated the financial statements of PCHI in the accompanying financial statements in accordance with FIN 46R as the Company is the primary beneficiary of a variable interest in PCHI. During the three months ended December 31, 2006 and 2005, the Company incurred rent expense paid to PCHI of $1,676,145 and $1,919,710, respectively, which was eliminated upon consolidation. During the nine months ended December 31, 2006 and 2005, the Company incurred rent expense paid to PCHI of $4,756,932 and $6,739,983, respectively, which was eliminated upon consolidation.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

      In December 2006, the Company reported a termination of the employment agreement with its former chairman. Estimated termination benefits have been accrued and are included in expenses for the three and nine months ended December 31, 2006.

      MANAGEMENT AGREEMENTS - In December 2004, February 2005, and March 2005, the Company entered into seven employment agreements with its executive officers. Four of these agreements were amended on August 5, 2006 wherein the officers agreed to waive commitments for stock options in their employment agreements. Among other terms, the three year, amended employment agreements provide for annual salaries aggregating $2,790,000, future grants of stock options to purchase an aggregate of 2,650,000 shares of the Company's common stock at an exercise price equal to the mean average per share for the ten days following the date of issuance with vesting at 33% per year, and an annual bonus to be determined by the Board of Directors. On November 29, 2006, the stockholders of the Company approved the adoption of the 2006 Stock Incentive Plan ("Plan"), which provides for the grant of stock options and restricted stock grants by the Company. The Plan was previously approved by the Board of Directors. On February 2, 2007, the Company filed a registration statement on Form S-8 covering the shares issuable under the Plan. As of the date of this Report, the Company has not granted any stock options under the Plan or otherwise.

NOTE 8 - LOSS PER SHARE

      Loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS 128 requires companies to compute loss per share under two different methods, basic and diluted. Basic loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

      Since the Company incurred losses for the three and nine months ended December 31, 2006 and 2005, antidilutive potential shares of common stock, consisting of approximately 40 million shares issuable under warrants, have been excluded from the calculations of diluted loss per share for those periods. Thus, the number of shares used in the computation is the same for both basic and diluted.

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

      Total rental expense was $421,418 and $474,099 for the three months ended December 31, 2006 and 2005, respectively, and $1,319,200 and $1,739,782 for the nine months ended December 31, 2006 and 2005, respectively.

      CAPITAL LEASES - The Company has a long-term lease obligation for the buildings at the Chapman facility. For financial reporting purposes, the Company has determined this to be a Capital Lease in accordance with SFAS No.13, accordingly, assets with a net book value of $4.6 million, $4.8 million and $4.9 million are included in property and equipment in the accompanying consolidated balance sheets as of December 31, 2006, March 31, 2006 and December 31, 2005, respectively. The Company has recorded a corresponding Capital Lease Obligation in the amount of $4.9 million, $4.7 million and $5.0 million at December 31, 2006, March 31, 2006 and December 31, 2005, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)

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

      As the financial statements of the related party entity, PCHI, a variable interest entity, are included in the Company's accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company's gain on sale of assets to PCHI, which has been eliminated in consolidation.

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

      On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California Hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly-owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights.

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

LIQUIDITY AND CAPITAL RESOURCES

      On or around May 9, 2005, the Company received notice that it was in default of a credit agreement comprised of a $50 million acquisition loan (the "Acquisition Loan") and a $30 million working capital line of credit (the "Line of Credit"). Outstanding borrowings under the line of credit were $27,341,459, $25,330,734 and $25,330,734 as of December 31, 2006, March 31, 2006 and December
31, 2005, respectively. On December 12, 2005, the Company entered into an additional credit agreement for $10,700,000, due December 12, 2006 and thereafter extended to March 2, 2007, which included an amendment that (i) declared cured the aforementioned default, (ii) required the Company to pay $5,000,000 against its Acquisition Loan, (iii) required the Company to obtain $10,700,000 in additional new capital contributions to pay in full and retire all amounts due and owing under the additional credit agreement and (iv) included certain indemnities and releases in favor of the lender. Accordingly, on December 12, 2005, the Company paid $5,000,000 against the Acquisition Loan reducing its outstanding balance to $45 million. As of December 31, 2006, the Company had outstanding short term debt aggregating $83,041,459 of which $10,700,000 is included in warrant liabilities, current. See "Overview - Common Stock Warrants" above in this Item 2.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $17,564,537 and $13,402,047 during the nine and three months, respectively, ended December 31, 2006 and has a working capital deficit of $96,335,828 at December 31, 2006. For the nine months ended December 31, 2006, the Company however generated cash from operations of $1,579,545. Management is working on improvements in several areas that the Company believes will mitigate the deficits:

      1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $0.7 million per month in committed improvement and an additional $0.1 to $0.2 million per month still under discussion. Commercial managed care rate improvements are approximately $0.2 million per month in 2006 compared to 2005. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2006 were $235.6 million or 3.4% higher than the $227.8 million for the same period in the preceding year.

      2. Operating expenses (excluding provision for doubtful accounts included above): Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the three months ended December 31, 2006 were $0.4 million higher than for the same period in the preceding year.

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

      As of December 31, 2006, the Company had approximately $2.7 million available under its $30 million Line of Credit. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

      Effective March 31, 2006, an amendment to the APA accelerated the Company's cash receipts in connection with its sales of accounts receivable. The amendment reduced the required Security Reserve Funds amount as a percentage of the total advance rate amount outstanding from 25% to 15%.

      ACQUISITION - Prior to March 8, 2005, the Company was primarily a development stage company with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four Hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and completed the transaction on March 8, 2005 (the "Acquisition").

      The Company enters into agreements with third-party payers, including Government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet's negotiated rate agreements were assigned to our Hospitals. The Company's Medicare provider numbers were received in April 2005. California State Medicaid Program provider numbers were received in June 2005.

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

      LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to Pacific Coast Holdings Investment, LLC ("PCHI"). The Company sold $5 million in limited partnership interests to finance the Acquisition and PCHI guaranteed the Company's Acquisition Loan. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. In accordance with Financial Accounting Standards Board Interpretation Number 46R, "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51," PCHI is a variable interest entity and has been included in the accompanying consolidated financial statements as of and for the three and nine months ended December 31, 2006 and 2005.

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

      ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into a two year Accounts Purchase Agreement (the "APA") with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender. The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. After accounts receivable are sold, the APA requires the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125."

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

      The following table reflects the components of accounts receivable and receivable from Buyer of accounts as of December 31, 2006, March 31, 2006 and December 31, 2005:


                                                   DECEMBER 31,        MARCH 31,       DECEMBER 31,
                                                       2006              2006              2005
                                                  --------------    --------------    --------------
      Accounts receivable:
           Governmental                           $   8,994,871     $   5,732,795     $  10,394,875
           Non-governmental                          13,008,428        10,827,181         8,728,887
                                                  --------------    --------------    --------------
                                                     22,003,299        16,559,976        19,123,762
      Less allowance for doubtful accounts           (3,323,209)       (2,432,084)       (3,148,276)
                                                  --------------    --------------    --------------
           Net patient accounts receivable           18,680,090        14,127,892        15,975,486
                                                  --------------    --------------    --------------
      Security reserve funds                          8,999,590        14,787,640        12,127,337
      Deferred purchase price receivables, net       13,727,518        14,354,540         9,337,703
                                                  --------------    --------------    --------------
           Receivable from Buyer of accounts         22,727,108        29,142,180        21,465,040
                                                  --------------    --------------    --------------
                                                  $  41,407,198     $  43,270,072     $  37,440,526
                                                  ==============    ==============    ==============

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

      Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management (i) believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules, and (ii) the Company intends to request an opinion from the Federal Center for Medicare and Medicaid Services ("CMS") that such method is compliant with the Reassignment Rules in the view of CMS. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company had $17,863,119,
$13,629,497 and $13,377,102, respectively, in governmental accounts receivable that have been reported as sold which are subject to the foregoing limitation.

      The Company records estimated Transaction Fees and estimated servicing costs related to the sold accounts receivable at the time of sale. The Company incurred loss on sale of accounts receivable of $2,442,562 and $2,315,997 for the three months ended December 31, 2006 and 2005, respectively, and $7,412,414 and $8,470,053 for the nine months ended December 31, 2006 and 2005, respectively.

      COMMON STOCK WARRANTS - The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, the Company issued warrants to purchase up to 74,700,000 shares of the Company's common stock (the "Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of 49% interest in PCHI for $2,450,000.

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

      As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant (see Note 4) executed on December 12, 2005, the Company has determined that share settlement of the Dr. Chaudhuri and Mr. Thomas warrants is no longer within its control and reclassified these warrants as a liability in accordance with EITF 00-19 and began fair valuing these warrants as derivatives in accordance with SFAS 133 as of that date.

      Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized a loss of $6,133,304 and $1,029,248 related to the change in fair value of derivative for the three and nine months ended December 31, 2006, respectively. The change in the fair value of the derivative for the three and nine months ended December 31, 2005 was a loss of $3,460,377. During the three months ended December 31, 2005, the Company recognized warrant expense of $389,292 related to the change in the fair value of derivative. The related warrant liability as of December 31, 2006, March 31, 2006 and December 31, 2005 is $13,881,944, $12,846,650 and $21,064,669,
respectively. The warrant liability has been classified as a current liability in the accompanying balance sheet as of December 31, 2006 and March 31, 2006 because the warrants will be exercisable within one year. The Company computed the expense of the Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43.3 million that could be issued under the Warrants. As of December 12, 2005, there was a substantial reduction in the shares outstanding to 83,932,316 shares as a result of the Company's settlement with OC-PIN. However, the requirement to repay the December Note for $10.7 million may obligate the Company to issue new shares of its common stock prior to the expected exercise of the Warrants and the estimated maximum number of shares exercisable of 43.3 million accordingly, continued to represent the best estimate at December 31, 2005 and March 31, 2006. As of January 29, 2007, the earliest exercise date, the number of potential shares was calculated as approximately 38.9 million shares. The estimate is predicated upon exercise of the Warrants following exercise of the December Note Warrant which vests if the Company is in default on the Note. This was used in estimating the fair value at December 31, 2006. If the Company secures alternate financing without issuing new equity prior to the exercise of the Warrants, the liability could decrease by $3.5 million (9.8 million exercisable shares).

      In accordance with SFAS No. 150, the Company has included the December
Note value of $10.7 million in warrant liabilities, current, in the accompanying condensed consolidated balance sheets as of December 31, 2006, March 31, 2006 and December 31, 2005 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be returned to the Company. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

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

      COMMITMENTS AND CONTINGENCIES - The State of California has imposed new hospital seismic safety requirements. The Company operates four hospitals located in an area near active earthquake faults. Under these new requirements, the Company must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to the facilities by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit costs. There are additional requirements that must be complied with by 2030. The Company is currently estimating the costs of meeting these requirements; however a total estimated cost has not yet been determined.

RESULTS OF OPERATIONS

      The following table sets forth, for the three and nine months ended December 31, 2006 and 2005, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                     --------------------------    --------------------------
                                                         2006          2005            2006          2005
                                                     ------------  ------------    ------------  ------------
      Net operating revenues                               100.0%        100.0%          100.0%        100.0%

      Operating expenses:
        Salaries and benefits                               56.8%         52.9%           54.9%         53.9%
        Supplies                                            14.3%         14.8%           14.0%         13.8%
        Provision for doubtful accounts                     10.8%          8.4%           10.8%         13.1%
        Other operating expenses                            19.3%         22.7%           19.6%         20.9%
        Loss on sale of accounts receivable                  2.8%          2.7%            2.8%          3.2%
        Depreciation and amortization                        0.8%          0.4%            0.8%          0.7%
                                                     ------------  ------------    ------------  ------------
        Total operating expenses                           104.8%        101.8%          102.8%        105.6%
                                                     ------------  ------------    ------------  ------------

        Operating loss                                      -4.8%         -1.8%           -2.8%         -5.6%
      Other expense:
        Interest expense, net                                3.7%          4.0%            3.6%          3.5%
        Common stock warrant expense                         0.0%          0.4%            0.0%          0.1%
        Change in fair value of derivative                   7.0%          4.0%            0.4%          1.3%
                                                     ------------  ------------    ------------  ------------
                                                            10.7%          8.4%            4.0%          5.0%
                                                     ------------  ------------    ------------  ------------
      Loss before minority interest and
        provision (benefit) for income taxes               -15.5%        -10.2%           -6.8%        -10.6%
      Provision (benefit) for income taxes                   0.0%          0.0%            0.0%          0.4%
      Minority interest in variable interest entity          0.1%          0.3%            0.2%          0.6%
                                                     ------------  ------------    ------------  ------------

      Net loss                                             -15.4%         -9.9%           -6.7%         -9.6%
                                                     ============  ============    ============  ============

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NET OPERATING REVENUES

      Net operating revenues for the three months ended December 31, 2006 was essentially unchanged at $87.1 million. Admissions for the three months ended December 31, 2006 decreased by 0.3% compared to the same period in 2005. Rates improved by 0.2% during the three months ended December 31, 2006. The underlying mix of patients remained fairly constant during the three months ended December 31, 2006 and 2005. Net operating revenues for the nine months ended December 31, 2006 increased to $264.0 million from $262.0 million, an increase of $2.0 million or 0.8% compared to the same period in 2005. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2006 and 2005 were approximately $1.2 million and $1.2 million, respectively, and for the nine months ended December 31, 2006 and 2005 were approximately $5.3 million and $2.8 million, respectively. The increase in the recognition of charity and corresponding reduction in revenues has also had a corresponding favorable impact on the provision for doubtful accounts (below).

      Although not a GAAP format for presentation purposes, classification changes, such as charity, can be isolated in analysis in the following manner:

      As a practical measure of comparison, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification.

      Net Collectable Revenues were $77.7 million and $79.8 million for the three months ended December 31, 2006 and 2005 respectively, or a decrease of $2.1 million. $0.9 million of this was the result of reductions in DSH funding. Additionally, the Company transferred two outpatient clinics providing maternal services to indigent patients to a federally qualified non profit organization. The Company has also cut back its participation in County Capitation contracts.

      Net Collectable Revenues were $235.6 million and $227.8 million for the nine months ended December 31, 2006 and 2005, respectively or an increase of $7.8 million. $2.5 million represented net increases in DSH funding for the nine month period and the remainder represented rate increases from contract negotiations.

OPERATING EXPENSES

      Operating expenses for the three months ended December 31, 2006 increased to $91.3 million from $88.7 million, an increase of $2.4 million or 2.9% compared to the same period in 2005. The increase in operating expenses was primarily the result of wage cost inflation and an increase if the provision for doubtful accounts for the three month period. Operating expenses for the nine months ended December 31, 2006 decreased to $271.4 million from $276.7 million, a decrease of $5.3 million or 1.9%. The decrease in operating expenses for the nine months ended December 31, 2006 was primarily due to an overall decrease in provision for doubtful accounts.

      Salaries and benefits increased $3.4 million (7.3%) and $3.8 million (2.7%) for the three and nine month periods ended December 31, 2006 and 2005 respectively. Other operating expenses decreased $3.0 million for the three and nine months ended December 31, 2006 and 2005 respectively. The salary and benefits and other operating expense variances are substantially offsetting as the result of bringing dietary positions in-house and terminating contracts with outside vendors for dietary services.

      The provision for doubtful accounts for the nine months ended December 31, 2006 decreased to $28.4 million from $34.2 million, a decrease of $5.8 million or 16.9% compared to the same period in 2005. The decrease in the provision for doubtful accounts for the nine months ended December 31, 2006 is primarily due to improvements in collection efforts and more timely recognition of charity accounts (see above) compared to the same period in 2005.

      The loss on sale of accounts receivable for the three months ended December 31, 2006 increased to $2.4 million from $2.3 million, an increase of $0.1 million or 5.5%. The loss on sale of accounts receivable for the nine months ended December 31, 2006 decreased to $7.4 million from $8.5 million, a decrease of $1.1 million or 12.5%, as compared to the same period in 2005. The decrease in the loss on sale of accounts receivable for the nine months ended December 31, 2006 was primarily due to a decrease in the dollar amounts of accounts receivable sold during 2006 as compared to the same period in 2005. Sales during the nine months ended December 31, 2005 included all accounts generated from the first 24 days of operation ended March 31, 2005.

OPERATING LOSS

      Operating loss for the three months ended December 31, 2006 increased to $4.1 million from $1.6 million, an increased loss of $2.5 million compared to the same period in 2005. Operating loss for the nine months ended December 31, 2006 decreased to $7.3 million from $14.8 million, a decrease of $7.4 million or 50.4%, as compared to the same period in 2005. The decrease in operating loss in 2006 is primarily due to improvements in contracts and increased governmental support along with continued emphasis on cost control by management and a decrease in provision for doubtful accounts.

OTHER EXPENSE, NET

      Other expense, net, changed primarily as a result of the changes in fair value of warrants. The initial valuation of warrants issued in the first quarter of 2005 (as described in Form 10-Q/A for the three months ended March 31 2005) was $17,215,000. As described more fully in our Annual Report on Form 10-K this was revalued to $21,064,669 as of December 31, 2005. As of December 31, 2006, the fair value of these warrants had decreased to $13,881,944, resulting in gains for the three and nine months ended December 31, 2006 of $6,133,304 and $1,029,248, respectively. This compares to losses incurred from common stock warrant expense and change in fair value of the derivative of $3,849,669 for each of the three and nine months ended December 31, 2005.

      Interest expense for the three months ended December 31, 2006 decreased to $3.2 million from $3.5 million, a decrease of $0.3 million or 6.5% compared to the same period in 2005. Interest expense for the nine months ended December 31, 2006 increased to $9.6 million from $9.3 million, an increase of $0.3 million or 4.1% compared to the same period in 2005. Interest expense for the nine months ended December 31, 2006 increased as a result of higher borrowings outstanding during the periods in 2006 as compared to the same periods in 2005. Interest costs were consistent between the periods as a percentage of net operating revenues.

INCOME TAX BENEFIT (PROVISION)

      For the nine months ended December 31, 2006, the benefit for income taxes was $0.0 million compared to $0.9 million during the comparable period in 2005. the benefit in the nine months ended December 31, 2005 was the result of implementation of the accounts purchase agreement.

NET LOSS

      Net loss for the three months ended December 31, 2006 increased to $13.4 million from $8.6 million, an increase of $4.8 million or 55.4%, as compared to the same period in 2005. The increase in net loss for the three months ended December 31, 2006 was primarily due to increases in the fair value of derivative. Net loss for the nine months ended December 31, 2006 decreased to $17.6 million from $25.3 million, a decrease of $7.7 million, as compared to the same period in 2005. The decrease in net loss during the nine months ended December 31, 2006 was primarily due to a decrease in operating expenses as a percentage of net operating revenues to 102.8% in 2006 from 105.6% in 2005 and a decrease in other expense of $2.4 million in 2006. The decrease in other expense was the result of a decrease in common stock warrant expense of $0.4 million and a decrease in the fair value of derivative of $2.4 million, offset by an increase in interest expense of $0.4 million.

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

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has estimated settlement receivables as of December 31, 2006, March 31, 2006 and December 31, 2005 of $1,939,029,
$2,620,448 and $2,273,248, respectively.

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

      The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement will be reported. As of December 31, 2006, March 31, 2006 and

December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $3,669,344, $2,890,637 and $2,169,626, respectively. These reserves offset against the third party settlement receivables and are included as a net payable of $1,730,315 and $270,189 in due to governmental payers as of December 31, 2006 and March 31, 2006, respectively, and as a net receivable of $103,622 included in due from governmental payers as of December 31, 2005.

      The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended December 31, 2006 and 2005 the Hospitals received payments of $5,492,972 and $6,213,030 respectively. During the nine months ended December 31, 2006 and 2005, the Hospitals received payments of $16,207,874 and $11,022,185, respectively. The Company estimates an additional $5,791,621 is receivable based on State correspondence, which is included in due from governmental payers in the consolidated balance sheet as of December 31, 2006. As of March 31, 2006 and December 31, 2005 the DSH receivables were $6,587,219 and $2,921,155, respectively.

      Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

      The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

      The Hospitals provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-payment charged to the patient. The Hospitals' policy is to not pursue collection of amounts determined to qualify as charity care; and accordingly, the Hospitals do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of the charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2006 and 2005 were approximately $1.2 million and $1.2 million, respectively, and for the nine months ended December 31, 2006 and 2005 were approximately $5.3 million and $2.8 million, respectively.

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

      SALE OF ACCOUNTS RECEIVABLE - The Company incurred loss on sale of accounts receivable of $2,442,562 and $2,315,997, for the three months ended December 31, 2006 and 2005, respectively, and $7,412,414 and $8,470,053 for the nine months ended December 31, 2006 and 2005, respectively. See "Overview - Accounts Purchase Agreement" above in this Item 2.

      PROVISION FOR DOUBTFUL ACCOUNTS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 2). The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The allowance for doubtful accounts for accounts not sold as of December 31, 2006, March 31, 2006 and December 31, 2005 was $3,323,209,
$2,432,084 and $3,148,276, respectively. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

      The Company's policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (EMTALA). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated. The Company recorded provisions for doubtful accounts, net of bad debt recoveries, of $9,392,116 and $7,288,483 for the three months ended December 31, 2006 and 2005, respectively, and $28,437,439 and $34,207,578 for the nine months ended December 31, 2006 and 2005, respectively.

      MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis for providing comprehensive health care services for the period.

      In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. Claims incurred but not reported are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNRs recorded in the Company's results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records a charge related to these IBNR claims against its net operating revenues. During the nine months ended December 31, 2006 and 2005 the Company recorded net revenues from CalOptima capitation of approximately $1.2 million and $3.2 million, net of third party claims and estimates of IBNR. During the three months ended December 31, 2006 and 2005 the Company received net revenues from CalOptima of $$0.7 million and $0.6 million respectively. IBNR claims accruals at December 31, 2006, March 31, 2006 and December 31, 2005 were $4.2 million, $5.5 million and $5.0 million respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

      COMMON STOCK WARRANTS - Based upon valuations obtained by the Company from an independent valuation firm, the Company recognized a loss of $6,133,304 and $1,029,248 in change in fair value of derivative for the three and nine months ended December 31, 2006, respectively. During each of the three and nine months ended December 31, 2005, the Company recognized warrant expense of $389,292 and a loss of $3,460,377 related to the change in the fair value of derivative. The related warrant liability as of December 31, 2006, March 31, 2006 and December 31, 2005 was $13,881,944, $12,846,650 and $21,064,669, respectively. The warrant liability has been classified as a current liability in the accompanying balance sheet as of December 31, 2006 and March 31, 2006 because the warrants will be exercisable within one year. See "Overview - Common Stock Warrants" above in this Item 2.

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. The policy limits are $1,000,000 per individual claim and $5,000,000 in the aggregate. For the policy year ended March 8, 2006, retentions by the Company were $500,000 per claim up to a maximum of $3,000,000 for claims covered during that policy year. As of March 8, 2006, those retentions changed to $2,000,000 per claim up to a maximum of $8,000,000 for the policy year. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company had accrued approximately $5.4 million, $2.9 million and $2.3 million, respectively, comprised of approximately $1.3 million, $0.6 million and $0.6 million, respectively, in incurred and reported claims, along with approximately $4.1 million, $2.3 million and $1.7 million, respectively, in estimated IBNR.

      The Company has also purchased as primary coverage occurrence from insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31, 2006, March 31, 2006 and December 31, 2005, the Company had accrued approximately $1.0 million, $1.7 million and $1.3 million, respectively, comprised of approximately $0.2 million, $0.4 million and $0.3 million, respectively, in incurred and reported claims, along with $0.8 million, $1.3 million and $1.0 million, respectively, in IBNR.

      The Company has also purchased all risk umbrella liability policies with aggregate limits of $19,000,000. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

RECENT ACCOUNTING STANDARDS

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155, among other things: permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has evaluated the effect of adopting this statement and concluded that it will not have a material effect on the Company's financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      At December 31, 2006, we did not have any investment in market rate sensitive instruments. We do have two liabilities whose interest rate is linked to the Prime Rate (see Note 4). We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 5 and 7 to the consolidated financial statements. We have no off-balance sheet arrangements.

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

      In the Company's Form 10-Q for the quarter ended September 30, 2006, management concluded that the Company's disclosure controls and procedures were not effective at such date at a reasonable level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Since September 30, 2006, management has taken certain steps to remediate these issues. Management implemented improvements to controls and processes that included: (i) new procedures to segregate certain responsibilities among staff;
(ii) new procedures regarding the manner in which patient accounts receivable for services provided under capitated contracts should be recorded, (iii) new procedures to monitor the timely, accurate preparation and review of accounts reconciliations and (iv) new procedures to improve the education and understanding by the Company's staff in accounting for capitation agreements.

      As of December 31, 2006, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      Other than as described above, during the quarter ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our 2006 Annual Meeting of Stockholders was held on November 29, 2006. Of the 87,557,430 shares eligible to vote, 70,839,630 appeared by proxy and established a quorum for the meeting. The matters listed in the table below were approved by the stockholders at the meeting.

  ELECTION OF DIRECTORS         VOTES FOR    VOTES AGAINST    VOTES WITHHELD   NOT VOTED
  ---------------------         ---------    -------------    --------------   ---------
Maurice J. DeWald               70,703,430         0             136,200       16,717,800
Bruce Mogel                     70,703,430         0             136,200       16,717,800
Ajay Meka, M.D.                 70,703,430         0             136,200       16,717,800
Syed Salman J. Naqvi, M.D.      70,703,430         0             136,200       16,717,800
J. Fernando Niebla              70,703,430         0             136,200       16,717,800
Anil V. Shah, M.D.              65,327,430         0            5,512,200      16,717,800


  APPROVAL OF 2006
  STOCK INCENTIVE PLAN          VOTES FOR    VOTES AGAINST    VOTES WITHHELD   NOT VOTED
  ---------------------         ---------    -------------    --------------   ---------
                                70,745,130      94,500              0          16,717,800

ITEM 6.  EXHIBITS


Exhibit
Number       Description
------       -----------

10.1 Amendment No. 1 to Credit Agreement, dated as of December 18, 2006, by and among Integrated Healthcare Holdings, Inc., WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation II (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on December 26, 2006).
10.2 Agreement to Forbear, dated as of December 18, 2006, by and among Integrated Healthcare Holdings, Inc., WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, Medical Provider Financial Corporation II, and Healthcare Financial Management & Acquisitions, Inc (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on December 26, 2006).
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 20, 2007                By:  /s/ Steven R. Blake
                                             ------------------------------
                                             Steven R. Blake
                                             Chief Financial Officer
                                             (Principal Financial Officer)