Form 10-K
period 2007-03-31
Integrated Healthcare Holdings Inc
filed 2007-07-16
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended March 31, 2007; or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-23511
                                ----------------

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Nevada                                 87-0573331
     (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

     1301 North Tustin Avenue, Santa Ana, California         92705
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       Registrant's telephone number, including area code: (714) 953-3503

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (TITLE OF CLASS)
                                ----------------

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

 Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $2,657,625 as of July 3, 2007 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 137,095,716 shares outstanding of the registrant's common stock as of July 3, 2007.


                      DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

================================================================================


                             INTEGRATED HEALTHCARE HOLDINGS, INC.

                                           FORM 10-K

                        ANNUAL REPORT FOR THE YEAR ENDED March 31, 2007

                                       TABLE OF CONTENTS



PART I......................................................................................1
   ITEM 1. BUSINESS.........................................................................1
   ITEM 1A. RISK FACTORS...................................................................13
   ITEM 2. PROPERTIES......................................................................19
   ITEM 3. LEGAL PROCEEDINGS...............................................................20
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................21
PART II....................................................................................21
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
             ISSUER PURCHASES OF EQUITY SECURITIES.........................................21
   ITEM 6. SELECTED FINANCIAL DATA.........................................................23
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIOAND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................24
   ITEM 7A. QUANTITATIVE AND QULITQTIVE DISCLOSURES ABOUT MARKET RISK......................41
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................42
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE ...................................................................42
   ITEM 9A. CONTROLS AND PROCEDURES........................................................42
   ITEM 9B. OTHER INFORMATION..............................................................43
PART III...................................................................................43
   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.........................43
   ITEM 11. EXECUTIVE COMPENSATION.........................................................46
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
              STOCKHOLDER MATTERS .........................................................50
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE......52
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................55
   ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES........................................55
SIGNATURES.................................................................................60

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

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

      On December 21, 2006 the Company changed its fiscal year end from December 31 to March 31 (see "Notes to Consolidated Financial Statements"). Unless specifically indicated otherwise, any reference to "2007" or "fiscal 2007" relates to March 31, 2007 or the year ended March 31, 2007 and any reference to "2005" and "2004" or "fiscal 2005"and "fiscal 2004" relate to December 31, 2005 and December 31, 2004, respectively, or the year ended December 31, 2005 and December 31, 2004, respectively. References to fiscal 2008 refer to the period from April 1, 2007 to March31, 2008. The transition period, January 1 to March 31, 2006, is referred to as the "transition period".

ITEM 1. BUSINESS

BACKGROUND

      Integrated Healthcare Holdings, Inc. is a predominantly physician owned company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California (referred to as the "Hospitals"):

      o 282-bed Western Medical Center in Santa Ana;
      o 188-bed Western Medical Center in Anaheim;
      o 178-bed Coastal Communities Hospital in Santa Ana; and
      o 114-bed Chapman Medical Center in Orange.

      Together we believe that the Hospitals represent approximately 12.7% of all hospital beds in Orange County, California (based on the most recent data on the Office of Statewide Health Planning and Development for California web site as of April 23, 2007)

      Prior to March 8, 2005, we were primarily a development stage company with no material operations. On November 18, 2003, members of our current and former executive management team purchased a controlling interest in the Company and redirected its focus towards acquiring and operating hospitals and healthcare facilities that are financially distressed and/or underperforming. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and the transaction closed on March 8, 2005.

      The transaction included operations of 4 licensed general acute care hospitals with 762 beds. All four hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations and other appropriate accreditation agencies that accredit specific programs. All properties are in Orange County California, and operate as described below.

      WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 N. Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 persons. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, kidney transplantation, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally the hospital offers telemetry, neurosurgical definitive observation, geriatric, psychiatric, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 750 physicians and 1,450 nurses and hospital staff.

      WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Blvd., Anaheim, CA 92805, offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 300 physicians and 575 nurses and hospital staff.

      COASTAL COMMUNITIES HOSPITAL - SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 S. Bristol St., Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 persons. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse health care needs. While services continue to expand, the 178-bed facility is small enough to retain the family atmosphere associated with a community hospital. The hospital offers critical care, medical, surgical obstetric, psychiatric and sub acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 270 physicians and 570 nurses and hospital staff.

      CHAPMAN MEDICAL CENTER - ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Ave., Orange, CA 92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weight loss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 300 physicians and 430 nurses and hospital staff.

      On March 8, 2005, the Company assumed management responsibility and control over the Hospitals. Prior to acquiring the Hospitals, our management team had been working with the individual management staffs of the Hospitals on a transition plan, so the transition occurred seamlessly. All primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals. The Company achieved a number of key milestones in transitioning the Hospitals including the following:

      o Executed long term employment agreements with all key members of the Hospitals' administrative staffs;
      o Augmented our management capabilities in the areas of legal compliance and managed care contracting;
      o Implemented a full portfolio of insurances at costs which we believe are a substantial discount from prior rates;
      o Corporate administration and overhead has been established and will be maintained at levels that are substantially less costly than prior levels;
      o Billing and collection activities have been centralized and are now resident at IHHI; and
      o Daily financial and accountability reporting systems have been established which allow the Company to track financial and operating performance in real time; and payer, vendor and physician contracts have been reviewed and assigned and/or renewed where appropriate.

EMPLOYEES AND MEDICAL STAFF

      At March 31, 2007, the Company had 2,900 full time equivalent employees. Of these employees, 473 are represented by two labor unions, the California Nurses Association and SIEU-United Healthcare Workers, who are covered by collective bargaining agreements. While both of these agreements have expired, negotiations are underway on new agreements. We believe that our relations with our employees are good. The Company also had approximately 150 full time equivalent individuals from contracting agencies at March 31, 2007, consisting primarily of nursing staff.

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

      Nursing can have a significant effect on our labor costs. The national nursing shortage continues and is serious in California. The nursing shortage is a significant issue for hospitals, as it is for us. The result has been an increase in the cost of nursing personnel, thus affecting our labor expenses. Additionally, California instituted mandatory nurse staffing ratios, thus setting a high level of nurses to patients, but also requiring nursing staff ratios be maintained at all times even when on breaks or lunch. These requirements in the environment of a severe nursing shortage may cause the limiting of patient admissions with an adverse effect on our revenues. The vast majority of hospitals in California, including ours, are not at all times meeting the state mandated nurse staffing ratios. Our plan is to improve compliance and reduce the cost of contract labor needed to achieve the nurse staffing ratios.

COMPETITION

      Hospital competition is a community issue and unique to each facility. The first factor is the services the hospital offers and the other hospitals in the area offering the same or similar service. The hospital is dependent on the physicians to admit the patients to the hospital. The number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on the hospital competition. The ability of the hospital to employ and retain qualified nurses, other healthcare professionals and administrative staff will affect the hospitals' competitiveness in the market place. A hospital's reputation and years of service to the community affects its competitiveness with patients, physicians, employees, and contracting health plans. Southern California is a highly competitive managed health care market therefore the contracting relationships with managed care organizations is a key factor in a hospital's competitiveness. The hospital's location, the community immediately surrounding it and the access to the hospital will affect the hospitals competitiveness. Other hospitals or healthcare organizations serving the same locations determine the intensity of the competition. The condition of the physical plant and the ability to invest in new equipment and technology can affect the communities and physicians desire to use the facility. The amount the hospital charges for services is also a factor in the hospital's competitiveness. The funding sources of the competition can also be a factor if a competitor is tax exempt; it has advantages not available to our Hospitals, such as endowments, chartable contributions, tax-exempt financing, and exemptions from taxes. Since these factors are individual to each hospital, each hospital must develop its own strategies, to address the competitive factors in its local.

OUR STRATEGY

      Our goal is to provide high quality health care services in a community setting that are responsive to the needs of the communities that we serve. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices,
(2) improve operating efficiencies and reduce operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, and (4) improve recruitment and retention of nurses and other employees. We intend to integrate and efficiently operate the four Hospitals in order to achieve profitability from operations. We may also seek additional acquisitions of hospitals or health facilities in the future when opportunities for profitable growth arise.

HEALTH CARE REGULATION

      CERTAIN BACKGROUND INFORMATION. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

MEDICARE

      GENERALLY. Each of the Hospitals participates in the Medicare program. Health care providers have been and will continue to be affected significantly by changes that have occurred in the last several years in federal health care laws and regulations pertaining to Medicare. The purpose of much of the recent statutory and regulatory activity has been to reduce the rate of increase in Medicare payments and to make such payments more accurately reflect patient resource use at hospitals. In addition, important amendments to the Medicare law were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") and the Deficit Reduction Act of 2005 ("DRA"). Although the most significant provisions of MMA relate to an expansion of Medicare's coverage for pharmaceuticals and changes intended to expand managed care under the Medicare program, MMA also made many changes in the laws that are relevant to how Medicare makes payments to hospitals, some of which could have an adverse impact on the Hospitals' Medicare reimbursement. One focus of the DRA, which may affect the Hospitals, is the requirement for hospitals to increase quality of care reporting and an increased penalty for hospitals that fail to properly submit quality data.

      INPATIENT OPERATING COSTS. Medicare pays acute care hospitals, such as the Hospitals, for most services provided to inpatients under a system known as the "Prospective Payment System" or "PPS," pursuant to which hospitals are paid for services based on predetermined rates. Medicare payments under PPS are based on the Diagnosis Related Group ("DRG") to which each Medicare patient is assigned. The DRG is determined by the patient's primary diagnosis and other factors for each particular Medicare inpatient stay. The amount to be paid for each DRG is established prospectively by the Centers for Medicare and Medicaid Services ("CMS"). The DRG amounts are not related to a hospital's actual costs or variations in service or length of stay. Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources. Payment limitations implemented by other third party payers may restrict the ability of a hospital to engage in such "cost-shifting." In August 2006, CMS implemented significant changes to the Medicare program's inpatient acute care PPS that (1) altered the way that DRG weights are calculated, abandoning the current charge-based weight system in favor of a cost-based weight system and (2) expanded the number of DRGs so that the severity of a given illness is taken into account for purposes of payment. Such systemic changes took affect for discharges occurring on and after October 1, 2006. Further, on April 13, 2007, CMS proposed an expansion of the cost centers to be used for purposes of calculating the new cost-based DRG weights. In this proposed rule, CMS also proposed an entirely new "MS-DRG" inpatient PPS system that would dramatically expand the severity-based DRGs and that would cut DRG payments under the proposed MS-DRG system by 2.4% (through what CMS is calling a "behavioral offset"). This proposed rule would also significantly cut capital cost reimbursement for urban hospitals. It is not possible to determine at this time whether such systemic changes will be adopted as proposed or, if adopted, how they may affect the Hospitals.

      For certain Medicare beneficiaries who have unusually costly hospital stays (also known as "outliers"), CMS currently provides additional payments above those specified for the DRG. To determine whether a case qualifies for outlier payments, hospital-specific cost-to-charge ratios are applied to the total covered charges for the case. Operating and capital costs for the case are calculated separately by applying separate operating and capital cost-to-charge ratios and combining these costs to compare them with a defined fixed-loss outlier threshold for the specific DRG. There is no assurance that outlier payments will continue to be provided at the same level if the changes in PPS proposed by the Secretary on April 13, 2007 are adopted.

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

      MEDICARE BAD DEBT. Medicare beneficiaries have a coinsurance payment and annual deductible for most inpatient and outpatient hospital services. Hospitals must first seek payment of any such coinsurance and deductible amounts from the Medicare beneficiary. If, after reasonable collection efforts, a hospital is unable to collect these coinsurance and deductible amounts, Medicare currently reimburses hospitals 70 percent of the uncollected coinsurance and deductible amount (known as "Medicare bad debt"). The President's fiscal year 2008 proposed budget would phase out the reimbursement of most Medicare bad debt. It is not possible to determine at this time whether such changes will be adopted by Congress as proposed.

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

      MEDICARE AUDITS. Medicare participating hospitals are subject to audits and retroactive audit adjustments with respect to reimbursement claimed under the Medicare program. Medicare regulations also provide for withholding Medicare payments in certain circumstances. Any such withholding with respect to the Hospitals could have a material adverse effect on the Company. In addition, contracts between hospitals and third party payers often have contractual audit, setoff and withhold language that may cause substantial, retroactive adjustments. Medicare requires certain financial information be reported on a periodic basis, and with respect to certain types of classifications of information, penalties are imposed for inaccurate reports. As these requirements are numerous, technical and complex, there can be no assurance that the Company will avoid incurring such penalties.

      MEDICARE MANAGED CARE. The Medicare program allows various managed care plans, now known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program. Under the Medicare Advantage program, these private companies agree to accept a fixed, per-beneficiary payment from the Medicare program to cover all care that the beneficiary may require. Generally, in order to engage in risk contracting, a Medicare Advantage Plan must be licensed at the state level. In recent years, many private companies have discontinued their Medicare Advantage Plans. The result has been that the beneficiaries who were covered by the now-discontinued Medicare plan have been shifted back into the Medicare fee-for-service program or into a Medicare cost plan. The discontinuation of Medicare Advantage Plans has adversely affected many health care providers across the country and could materially adversely affect the Company. Also, the decrease in the number of Medicare beneficiaries enrolled in the Medicare Advantage program has not gone unnoticed by the Congress and CMS. Congress has recently increased payments to such plans and made other changes to Medicare managed care to encourage beneficiary enrollment in managed care plans. Future legislation or regulations may be created that attempt to increase participation in the Medicare Advantage program. The effect of these recent changes and any future legislation/regulation is unknown but could materially and adversely affect the Company.

MEDI-CAL (CALIFORNIA'S MEDICAID PROGRAM)

      FEE-FOR-SERVICE PROGRAM. The Medi-Cal program is a joint federal/state program that provides health care services to certain persons who are financially needy. Each of the Hospitals participates in the Medi-Cal program. The Medi-Cal program includes both a fee-for-service component and a managed care component. Inpatient hospital services under the fee-for-service component are reimbursed primarily under the Selective Provider Contracting Program ("SPCP"). The Company is located in an area which is currently a "closed area" under the SPCP. In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital and additional care rendered to emergency patients who cannot be so stabilized for transfer). Contracting hospitals are generally paid for these services on the basis of all inclusive per diem rates they negotiate under their SPCP contracts. Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP contracts in order to be paid for their outpatient services. Each Hospital currently has an SPCP contract that is expected to remain in effect through at least November 17, 2007, and there can be no assurance that the Hospital will maintain SPCP status thereafter or that the current Medi-Cal payment arrangements will continue. There can be no assurance that the SPCP contract rates paid to the Hospitals will cover each Hospital's cost of providing care. The Medi-Cal payment rates for outpatient services cover only a small portion of a Hospital's cost of providing care.

      MEDI-CAL MANAGED CARE. In addition to the fee-for-service component of Medi-Cal, Orange County (where the Hospitals are located) participates in the Medi-Cal managed care program. Many Medi-Cal beneficiaries in Orange County are covered under Medi-Cal managed care, and not under fee-for-service Medi-Cal. Medi-Cal managed care in Orange County is provided through a County Organized Health System known as CalOptima. A hospital that wants to participate in Medi-Cal managed care on a capitated basis must contract with CalOptima, and is typically paid a capitated amount each month to provide, or arrange for the provision of, specified services to CalOptima members assigned to the hospital. The capitated hospital is financially responsible for a predetermined list of services, whether those services are provided at the capitated hospital or another service provider. Western Medical Center--Santa Ana had a capitated contract with CalOptima which terminated as of June 2006. Coastal Communities Hospital has a capitated contract with CalOptima which terminated in April 2007. There can be no assurance that the capitated payments received by Western Medical Center--Santa Ana were adequate to reimburse its costs of providing care under its CalOptima contract, or that the capitated payments that have been received and in the future will be received by Coastal Communities Hospital will be adequate to cover its costs of providing care under its capitated contract. Mid-year 2006, CalOptima began entering into contracts with hospitals on a fee for services basis for managed care Medi-Cal enrollees managed directly by CalOptima and setting rates for hospitals accepting non-CalOptima managed CalOptima beneficiaries. The rates in these contracts are based on an Orange County average California Medical Assistance Commission ("CAMC") rate or this individual hospital's CMAC rate. CMAC rates are negotiated rates below the hospital's costs. Chapman Medical Center, Coastal Communities Hospital, Western Medical Center Anaheim and Western Medical Center Santa Ana entered into these CalOptima fee for service contracts effective June 2006. A hospital which does not have a contract with CalOptima may provide covered services on an emergency basis, or pursuant to arrangements with other entities which have contracts with CalOptima. There are ongoing disputes between CalOptima and hospitals in Orange County concerning the amount CalOptima is obligated to pay for emergency services furnished by non-contracting hospitals. An amendment to the federal Medicaid Act which became effective January 1, 2007, appears to limit reimbursement from Medi-Cal managed care plans, like CalOptima, to hospital providers of emergency services that do not have contracts with those plans to the average Selective Provider Contracting Program contract rate in the State for general acute care hospitals or the average contract rate for tertiary hospitals. It is unclear how this amendment will ultimately be interpreted and applied. There can be no assurance that the amount paid to any of the Hospitals for services covered under CalOptima which are covered or not covered under a contract between CalOptima and the Hospital will be adequate to reimburse a Hospital's costs of providing care.

      MEDI-CAL DSH PAYMENTS. Some of the Hospitals receive substantial additional Medi-Cal reimbursement as a disproportionate share ("DSH") hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund. Hospitals qualify for this additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients. Payments to a hospital from the State's DSH Replacement Fund are determined on a formula basis set forth in California law and the Medi-Cal State Plan. Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with the California Medical Assistance Commission. The Medi-Cal funding for DSH hospitals, however, is dependent on state general fund appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs. There also can be no assurance that the Hospitals which qualify as DSH will be able to negotiate SPCP contract amendments for Private Hospital Supplemental Fund Payments, although state law currently provides that a qualifying hospital may not receive less from the Private Hospital Supplemental Fund than it received from predecessor funds in the State's 2002-03 fiscal year. The state programs under which special payments are made to DSH hospitals are set to expire as of June 30, 2010. There can be no assurance the programs will be extended or replaced by similar programs. In addition, the federal government has recently proposed regulations which could have a significant negative affect on DSH reimbursement to California hospitals, including the Hospitals, if they become effective.

WORKER'S COMPENSATION REIMBURSEMENT

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

      PROVIDER NETWORKS. Under California law, employers may establish medical provider networks for Workers' Compensation patients and may restrict their employees' access to medical services to providers that are participants in those networks. Employers are free to choose which providers will and will not participate in their networks, and employers pay participating providers on the basis of negotiated rates that may be lower than those that would otherwise be provided for by the Workers' Compensation fee schedules. Employers may also chose to contract with licensed Health Maintenance Organizations ("HMOs") and restrict access by their employees to participating providers of these HMOs. The Hospitals are participating providers in several Workers' Compensation networks, and to the extent that the Hospitals are required to negotiate and accept lower reimbursement rates to participate in these networks, there may be an adverse financial impact on the Company. Also, network providers are required to provide treatment in accordance with utilization controls to be established by the Department of Workers' Compensation. Therefore, as network participants, such utilization controls may limit the services for which the Hospital is reimbursed, which would have an adverse financial impact on the Company.

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

COMMERCIAL INSURANCE

      Many private insurance companies contract with hospitals on a "preferred" provider basis, and many insurers have introduced plans known as preferred provider organizations ("PPOs"). Under preferred provider plans, patients who use the services of contracted providers are subject to more favorable copayments and deductibles than apply when they use non-contracted providers. In addition, under most health maintenance organizations ("HMOs"), private payers limit coverage to those services provided by selected hospitals. With this contracting authority, private payers direct patients away from nonselected hospitals by denying coverage for services provided by them. The Hospitals currently have several managed care contracts. If the Company's managed care contract rates are unfavorable or are reduced in the future, this may negatively impact the Company's profitability.

EMTALA

      In response to concerns regarding inappropriate hospital transfers of emergency patients based on the patient's inability to pay for the services provided, Congress enacted the Emergency Medical Treatment and Labor Act ("EMTALA") in 1986. This so-called "anti-dumping" law imposes certain requirements on hospitals with Medicare provider agreements to (1) provide a medical screening examination for any individual who comes to the hospital's emergency department, (2) provide necessary stabilizing treatment for emergency medical conditions and labor, and (3) not transfer a patient until the individual is stabilized, unless the benefits of transfer outweigh the risks or the patient gives informed consent to the transfer. Since the Hospitals must provide emergency services without regard to a patient's ability to pay, complying with EMTALA could have an adverse impact on the profitability of the Hospitals, depending upon the number of patients treated in or through the emergency room who are unable to pay. Failure to comply with the law can result in exclusion of the physician from the Medicare and/or Medicaid programs or termination of the hospital's Medicare provider agreements, as well as civil penalties.

ANTI-KICKBACK, FRAUD AND SELF-REFERRAL REGULATIONS

      FEDERAL ANTI-KICKBACK LAW. The Social Security Act's illegal remuneration provisions (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for
(a) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal health care program, which includes Medicare, Medicaid and TRICARE (formerly CHAMPUS, which provides benefits to dependents of members of the uniformed services) and any state health care program, or (b) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under the above payment programs. The Anti-kickback Statute contains both criminal and civil sanctions, which are enforced by the Office of Inspector General of DHHS ("OIG") and the United States Department of Justice. The criminal sanctions for a conviction under the Anti-kickback Statute are imprisonment for not more than five years, a fine of not more than $50,000 for each offense, or both, with higher penalties potentially being imposed under the federal Sentencing Guidelines. In addition to the imposition of criminal sanctions, the Secretary of DHHS may exclude any person or entity that commits an act described in the Anti-kickback Statute from participation in the Medicare program and direct states to also exclude that person from participation in state health care programs. The Secretary of DHHS can exercise this authority based on an administrative determination, without obtaining a criminal conviction. The burden of proof for the exclusion would be one that is customarily applicable to administrative proceedings, which is a lower standard than that required for a criminal conviction. In addition, violators of the Anti-kickback Statute may be subjected to civil money penalties of $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose.

      There is ever-increasing scrutiny by federal and state law enforcement authorities, OIG, DHHS, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of an entity's structure to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have been increased, and, generally, courts have broadly interpreted the scope of the Anti-kickback Statute, and have held, for example, that the Anti-kickback Statute may be violated if merely one purpose of a payment arrangement is to induce referrals. In addition, the OIG has long been on record that it believes that physician investments in health care companies can violate the Anti-kickback Statute and the OIG has demonstrated an aggressive attitude toward enforcement of the Anti-kickback Statute in the context of ownership relationships.

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

      The OIG is authorized to issue advisory opinions which interpret the Anti-kickback Statute and has issued several advisory opinions addressing investments by physicians in health care businesses. Based upon those opinions, it appears unlikely that the OIG would be willing to issue an advisory opinion protecting physician investments in the Company, and no such opinion has been requested by the Company. The Company nevertheless believes, based upon a federal court decision involving physician investments in clinical laboratories, that investments in it by physicians are not automatically prohibited by the Anti-kickback Statute, depending upon the circumstances surrounding such investment. The Company has reviewed the terms of the purchase of ownership interests in the Company by OC-PIN (as defined below under "Risk Factors") (which is owned by physicians that refer patients to the Hospitals) and has determined that the purchase should not violate the Anti-kickback Statute. The Company is also in the process of reviewing the related-party lease with Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned directly or indirectly by two of the Company's largest shareholders, including physicians practicing at the Hospitals, to assure the terms remain at fair market value.
                                        8

      The OIG also has identified many hospital-physician compensation arrangements that are potential violations of the Anti-kickback Statute, including: (a) payment of any incentive for the referral of patients; (b) use of free or discounted office space or equipment; (c) provision of free or discounted services, such as billing services; (d) free training; (e) income guarantees; (f) loans which are not fair market value or which may be forgiven;
(g) payment for services which require few, if any substantive duties by the physician or payment for services in excess of fair market value of the services; and (h) purchasing goods or services from physicians at prices in excess of fair market value. The Company has reviewed many of its compensation relationships with physicians, and on-going reviews are occurring, in an effort to ensure that such relationships do not violate the Anti-kickback Statute.

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

      FALSE AND OTHER IMPROPER CLAIMS THE federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs. In addition to other federal criminal and civil laws which punish health care fraud, the federal government, over the past several years, has accused an increasing number of health care providers of violating the federal Civil False Claims Act. The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the federal government; (2) knowingly uses a false record or statement to obtain payment; or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. False claims allegations could arise, for example, with respect to the Hospital's billings to the Medicare program for its services or the submission by the Hospital of Medicare cost reports. Specific intent to defraud the federal government is not required to act with knowledge. Instead, the False Claims Act defines "knowingly" to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because the Hospitals perform hundreds of procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

      Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although the Company intends that the operations of the Hospitals will materially comply with both federal and state laws related to the submission of claims, there can be no assurance that a determination that we have violated these claims-related laws will not be made, and any such determination would have a material adverse effect on the Company.

      In addition to the False Claims Act, federal civil monetary penalties provisions authorize the imposition of substantial civil money penalties against an entity which engages in activities including, but not limited to, (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the selection of a particular provider, practitioner or supplier for the ordering or receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; or (6) using a payment intended for a federal health care program beneficiary for another use. The Secretary of DHHS, acting through the OIG, also has both mandatory and permissive authority to exclude individuals and entities from participation in federal health care programs pursuant to this statute. Also, it is a criminal federal health care fraud offense to: (1) knowingly and willfully execute or attempt to execute any scheme to defraud any health care benefit program, including any private or governmental program; or
(2) to obtain, by means of false or fraudulent pretenses, any property owned or controlled by any health care benefit program. Penalties for a violation of this federal law include fines and/or imprisonment, and a forfeiture of any property derived from proceeds traceable to the offense. In addition, if an individual is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the Secretary of DHHS is required to bar the individual from participation in federal health care programs and to notify the appropriate state agencies to bar the individuals from participation in state health care programs.

      While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark law or the Anti-kickback Statute can result in liability under the federal False Claims Act. Noncompliance with other regulatory requirements can also lead to liability under the False Claims Act if it can be established that compliance with those requirements is necessary in order for a hospital to be paid for its services.

      Claims filed with private insurers can also lead to criminal and civil penalties under federal law, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes and of HIPAA's (as defined below) provisions which have made the defrauding of any health care insurer, whether public or private, a crime. The Hospitals are also subject to various state insurance statutes and regulations that prohibit the Hospitals from submitting inaccurate, incorrect or misleading claims. The Company intends that the Hospitals will comply with all state insurance laws and regulations regarding the submission of claims. IHHI cannot assure, however, that each Hospital's insurance claims will never be challenged or that the Hospitals will in all instances comply with all laws regulating its claims. If a Hospital were found to be in violation of a state insurance law or regulation, the Hospital could be subject to fines and criminal penalties, which would have an adverse effect on IHHI's business and operating results.

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

      Notwithstanding the breadth of the Stark law's general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician's ownership is in the hospital itself, and not merely in a subdivision of the hospital. The Hospitals intend to rely upon this exception to protect the ownership interests that physicians hold in them. Although the Company does not believe that any of its Hospital's will be considered to be "specialty hospitals", changes in this area of the law that would affect the classification of the Hospitals as "specialty hospitals" may affect the Company's operations. Furthermore, in the fiscal year 2008 Inpatient Prospective Payment System proposed rule issued on April 13, 2007, CMS proposed to require hospitals to disclose to patients whether they are owned in part or in whole by physicians, and if so, to make available the names of the physician owners. In addition, CMS proposed that as a condition of continued medical staff membership, physicians would be required to inform patients of their ownership interests in a hospital at the time they refer patients to that hospital. However, because similar disclosure requirements are already imposed by California law (see "Disclosure of Financial Interests" section below), it is unlikely that CMS' implementation of such requirement would have a material affect on the Company's operations. Also, CMS will require hospitals to disclose information concerning physician investment and compensation arrangements, and by July 2007, approximately 500 hospitals will be required to complete a Financial Relationship Disclosure Report ("Report") and submit the information to CMS for review. CMS has indicated that it may implement a regular mandatory disclosure process that will apply to all Medicare participating hospitals. The Company is unaware of whether any of its Hospitals will be required to submit
                                       10
such Reports, however, the Company does not anticipate that any such reporting requirements will materially affect the Company's operations.

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

LICENSING

      Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. These include requirements relating to Medicare participation and payment, state licensing agencies, private payers and the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

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

      In addition, California's general self-referral laws require that any physician who refers a person to, or seeks consultation from an organization in which the physician has a financial interest, must disclose the financial interest to the patient, or the parent or legal guardian of the patient, in writing, at the time of the referral or request for consultation. This requirement applies regardless of whether the financial interest is otherwise protected by one of the exemptions under the self-referral law. There is no minimum threshold of ownership required in order for this disclosure requirement to be triggered, and this disclosure requirement cannot be satisfied by the posting of a sign. A violation of this disclosure requirement may be subject to civil penalties of up to $5,000.00 for each offense. Physician investors in the Company will be individually responsible for complying with these disclosure requirements with respect to their referrals to the Hospital. The obligation of physicians with financial interests in the Company to make such disclosures or the effect of such disclosures on patients may have an adverse impact on the Company.

HIPAA
      The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") mandated the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Under HIPAA, health care providers and other "covered entities" such as health insurance companies and other third-party payers, must adopt uniform standards for the electronic transmission of, billing statements and insurance claims forms. These standards require the use of standard data formats and code sets when electronically transmitting information in connection with health claims and equivalent encounter information, health care payment and remittance advice and health claim status. If we or our payers are unable to exchange information in connection with the specified transactions because of an inability to comply fully with the regulations, we are required to exchange the information using paper. If we are forced to submit paper claims to payers, it will significantly increase our costs associated with billing and could delay payment of claims.

      On January 23, 2004, DHHS published a final rule that adopted the National Provider Identifier ("NPI") as the standard unique health identifier for health care providers. When the NPI is implemented, health care providers, including our Hospitals, must use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers and Blue Cross-Blue Shield numbers, will not be permitted. Health care providers will no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. The NPI is a 10-digit all numeric number that will be assigned to eligible health care providers, including our hospitals, by the National Provider System ("NPS"), an independent government contractor. Our hospitals must obtain and start using NPIs in connection with the standard electronic transactions no later than May 23, 2007. Compliance with this deadline was extended recently to May 23, 2008 provided we exercise diligent efforts to implement our use of NPIs.

      DHHS also has promulgated security standards and privacy standards which are aimed, in part, at protecting the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. The privacy standards require compliance with rules governing the use and disclosure of patient health and billing information. They create new rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to which we disclose such information to perform functions on our behalf. These provisions required us to implement expensive computer systems, employee training programs and business procedures to protect the privacy and security of each patient health information and enable electronic billing and claims submissions consistent with HIPAA.

      The security standards require us to maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.

      HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply with it. Violations of the privacy or security standards could result in civil penalties of up to $25,000 per violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, the Hospitals are also subject to state privacy laws, which in some cases are more restrictive than HIPAA and impose additional penalties.

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

CORPORATE PRACTICE OF MEDICINE

      California has laws that prohibit non-professional corporations and other entities from employing or otherwise controlling physicians or that prohibits certain direct and indirect payment arrangements between health care providers. Although we intend to exercise care in structuring our arrangements with health care providers to comply with relevant California law, and we believe that such arrangements will comply with applicable laws in all material respects, we cannot give you any assurance that governmental officials charged with responsibility for enforcing these laws will not assert that the Company, or certain transactions that we are involved in, are in violation of such laws, or that the courts will ultimately interpret such laws in a manner consistent with our interpretations.

CERTAIN ANTITRUST CONSIDERATIONS

      The addition of physician-investors in the Company could affect competition in the geographic area in which its Hospitals operate in various ways. Such effects on competition could give rise to claims that the Hospitals, their arrangements with consumers and business entities or with physicians violate federal and state antitrust and unfair competition laws under a variety of theories. Accordingly, there can be no assurance that the activities or operations of the Hospitals will comply with federal and state antitrust or unfair competition laws, or that the Federal Trade Commission, the Antitrust Division of the Department of Justice, or any other party, including a physician participating in the Company's business, or a physician denied participation in the Company's business, will not challenge or seek to delay or enjoin the activities of the Company on antitrust or other grounds. If such a challenge is made, there can be no assurance that such challenge would be unsuccessful. We have not obtained an analysis of any possible antitrust implications of the activities of the Company or of the continuing arrangements and anticipated operations of the Hospitals.

ENVIRONMENTAL REGULATIONS

      Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations.

CORPORATE HISTORY

      The Company was originally incorporated under the laws of the State of Utah on July 31, 1984 under the name "Aquachlor Marketing Inc." On December 23, 1988, the Company reincorporated in the State of Nevada. From 1989 until 2003, the Company was a development stage company with no material assets, revenues or business operations. On November 18, 2003, a group of investors purchased a controlling interest in the Company (then known as First Deltavision) with the objective of transforming the Company into a leading provider of high quality, cost-effective healthcare through the acquisition and management of financially distressed and/or under performing hospitals and other healthcare facilities. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from Tenet and the transaction closed on March 8, 2005

      In the first quarter of 2004, the Company changed its fiscal year end from June 30 to December 31, and changed the Company's name to "Integrated Healthcare Holdings, Inc". On December 21, 2006, the Company changed its fiscal year end from December 31 to March 31.

      Our principal executive offices are located at 1301 North Tustin Avenue, Santa Ana, California 92705, and our telephone number is (714) 953-3503.

ITEM 1A. RISK FACTORS

      An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K including our consolidated financial statements and related notes. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

      ALL OF OUR LONG-TERM AND OTHER DEBT HAS MATURED AND OUR LENDER HAS DECLARED US IN DEFAULT. WE ARE CURRENTLY OPERATING UNDER AN AGREEMENT TO FORBEAR.

      On March 8, 2007, approximately $83 million in long-term and other debt that we owe to Medical Provider Financial Corporation II or its affiliates matured. On June 13, 2007 the Company received a notice of default on this debt from the lender. On June 18, 2007, the Company entered into a forbearance agreement with the lender. This agreement provides, among other provisions, that the lender will forgo exercising any of its rights and remedies under the various credit agreements, for a period of ninety days. During this time the Company intends to continue its efforts to refinance its existing matured debt. There can be no assurance, however, that the Company will able to raise sufficient funds to cure its defaulted debt obligations and/or refinance this debt. If the Company cannot refinance, restructure or retire this debt or raise sufficient additional capital, the Company's status as a viable going business concern will remain in doubt and we may be forced to curtail or cease our operations or declare bankruptcy, which would likely cause our shareholders to lose all or substantially all of their investment in the Company.

      WE MUST OBTAIN ADDITIONAL CAPITAL WHICH, IF AVAILABLE, WILL LIKELY RESULT IN SUBSTANTIAL DILUTION TO OUR CURRENT SHAREHOLDERS.

      We will require additional capital to fund our business. If we raise additional funds through the issuance of common or preferred equity, warrants or convertible debt securities, these securities will likely substantially dilute the equity interests and voting power of our current shareholders, and may have rights, preferences or privileges senior to those of the rights of our current shareholders. We cannot predict whether additional financing will be available to us on favorable terms or at all.

      WE ARE CURRENTLY INVOLVED IN LITIGATION WITH VARIOUS MEMBERS OF OUR BOARD OF DIRECTORS AND SIGNIFICANT SHAREHOLDERS.

      On May 14, 2007, IHHI filed suit in Orange County Superior Court against three of the six members of its Board of Directors and also against IHHI's largest shareholder, Orange County Physician Investment Network, LLC ("OC-PIN"). Among other things, the suit alleges that the defendants breached fiduciary duties owed to IHHI by putting their own economic interests above those of IHHI, its other shareholders, creditors, employees and the public-at-large. The suit also alleges that defendants' attempt to change IHHI's management and control of the existing Board could trigger an "Event of Default" under the express terms of IHHI's existing credit agreements with its secured lender.

      On May 17, 2007, OC-PIN filed a separate suit against IHHI in Orange County Superior Court. OC-PIN's suit alleges the management issue referred to above must be resolved prior to the completion of the refinancing. OC-PIN further alleges that IHHI's President has failed to call a special shareholders' meeting so that OC-PIN could fill positions on IHHI's Board of Directors.

      Both actions have been consolidated so they can be heard before one judge. IHHI has filed a motion to appoint an independent provisional director to the vacant seventh Board seat. OC-PIN has filed an application for an order noticing a special shareholders meeting. These and other preliminary matters were heard on July 2, 2007 and a ruling issued on July 11, 2007 appointing an independent director for the term of the lawsuit.

      The circumstances underlying this litigation have been a significant distraction to Company management and the Board of Directors, and may have prevented the Company from pursuing a successful restructuring of its business and other profitable business opportunities.

      WE HAVE INCURRED A SIGNIFICANT LOSS IN OPERATIONS TO DATE. IF OUR SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE AND WE MAY LACK THE ABILITY TO CONTINUE AS A GOING CONCERN.

      As of March 31, 2007, we had an accumulated deficit (in thousands) of $65,390. We incurred a net loss of $ 20,538 for the year ended March 31, 2007. This loss, among other things, has had a material adverse effect on our stockholders' equity and working capital. All of the Company's debt matured prior to year end and the Company is currently operating under a ninety day forbearance agreement with its lenders to obtain new financing. The Hospitals continued to experience losses at levels comparable to their pre-acquisition performance. We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, and new issues of equity. However, new issues of equity are encumbered by warrant anti dilution provisions and there can be no assurance that we will achieve profitability in the future. If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline, and we may lack the ability to continue as a going concern.

      OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our consolidated financial statements as of March 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending March 31, 2008. Our independent registered public accounting firm has issued a report (see F-1) that included an explanatory paragraph referring to our losses from operations and net capital deficiency and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern in the long term is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenues and net income. The financial statements presented in this report do not include any adjustments that might result from the outcome of this uncertainty.

      WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE
OBLIGATIONS.

      The debt service requirements on our $83 million in debt amount to approximately $0.9 million per month. Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following: (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

      THE SUCCESS OF THE COMPANY WILL DEPEND ON PAYMENTS FROM THIRD PARTY PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS. IF THESE PAYMENTS ARE REDUCED OR DELAYED, OUR REVENUE WILL DECREASE.

      We will be largely dependent upon private and governmental third party sources of payment for the services provided to patients in the Hospitals. The amount of payment a hospital receives for the various services it renders will be affected by market and cost factors, perhaps adversely, as well as other factors over which we have no control, including political concerns over the cost of medical care, Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payers. Any meaningful reduction in the amounts paid by these third party payers for services rendered at the Hospitals will have a material adverse effect on our revenues.

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

      The Company and the Hospitals are subject to many laws and regulations at the federal, state and local levels. These laws and regulations require the Hospitals to meet various licensing, certification and other requirements, including those relating to:

      o     physician ownership of the Hospital;
      o payments to specialty hospitals, should any of the Hospitals be determined to be a specialty hospital;
      o prohibited inducements for patient referrals and restrictions on payments for marketing;
      o the adequacy of medical care, equipment, personnel, operating policies and procedures;
      o     maintenance and protection of records; and
      o     environmental protection.

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

      THE COMPANY CONDUCTS ON-GOING REVIEWS OF ITS COMPLIANCE WITH VARIOUS LAWS RELATED TO PHYSICIAN ARRANGEMENTS, WHICH MAY REVEAL VIOLATIONS THAT COULD SUBJECT THE COMPANY TO FINES OR PENALTIES.

      The Company and the Hospitals have entered into a variety of relationships with physicians. In an increasingly complex legal and regulatory environment, these relationships may pose a variety of legal or business risks. The Company conducts reviews of its compliance with the federal Anti-kickback Statute, Stark law and other applicable laws as they relate to the Company's relationships with referring physicians.

      The Company's largest shareholder, OC-PIN, is owned and controlled by physicians who also refer to and practice at the Hospitals. OC-PIN may receive dividends as a shareholder. In addition, three of the members of OC-PIN serve as members of the Board of Directors of the Company, which directors receive payment for their services as directors. One of these directors is also the Chairman of our Board. One OC-PIN director was also formerly employed by the Company, Dr. Anil Shah, and the Company has severed that employment relationship and is currently making payment under a severance package in accordance with the employment agreement. In addition, the Hospitals have various relationships with physicians who are not owners of the Company, as well as with OC-PIN physicians, including medical directorships, sharing in risk pools and service arrangements.

      The Company has undertaken a review of its agreements with physicians and has a review process in place to ensure that such agreements are in writing and comply with applicable laws. Although there may have been arrangements in the past with physicians that may not have been memorialized in a written agreement or may have expired and not been timely renewed or may have been entered into after services commenced, each of which may have lead to violations of the Stark law, the Company's current review process should prevent such occurrences. Additionally, the Company has reviewed the terms of the purchase of ownership interests in the Company by OC-PIN (which is owned by physicians that refer patients to the Hospitals) and has determined that the purchase should be determined to be permissible under applicable law. The Company has also reviewed certain related party transactions, such as director fees for physician directors and payment of the employment severance package to Dr. Anil Shah, an OC-PIN member. In addition, the Company is in the process of reviewing the related party lease with Pacific Coast Holdings Investment, LLC, a company owned directly or indirectly by two of the Company's largest shareholders. If the Company or the Hospitals are not in compliance with federal and state fraud and abuse laws and physician self-referral laws, the Company could be subject to repayment obligations, fines, penalties, exclusive from participation in federal health care programs, and other sanctions which would have a material adverse effect on the Company's profitability.

      COST CONTAINMENT PROGRAMS IMPOSED BY THIRD-PARTY PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS, MAY DECREASE THE COMPANY'S REVENUE.

      The health care industry is currently undergoing significant changes and is regularly subject to regulatory and political intervention. We expect to derive a considerable portion of the Company's revenue through the Hospitals from government-sponsored health care programs and third-party payers (such as employers, private insurers, HMOs or preferred provider organizations). The health care industry is experiencing a trend toward cost containment as government and private third-party payers seek to impose lower payment and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for hospitals. It is distinctly possible that reimbursement from government and private third-party payers for many procedures performed at the Hospital may be reduced in the future. Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company's business, financial condition and/or results of operations. Further, rates paid by private third-party payers are generally higher than Medicare, Medicaid and HMO payment rates. Any decrease in the relative number of patients covered by private insurance would have a material adverse effect on the Company's revenues and operations.

      MEDICAL STAFF

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

      LICENSING, SURVEYS, INVESTIGATIONS AND AUDITS

      Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. These include requirements relating to Medicare participation and payment, state licensing agencies, private payers and the Joint Commission. Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

      NURSING SHORTAGE

      Health care providers depend on qualified nurses to provide quality service to patients. There is currently a nationwide shortage of qualified nurses. This shortage and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk. For example, California has adopted legislation and regulations mandating a series of specific minimum patient-to-nurse ratios in all acute care hospital nursing units. Any failure by the Hospital to comply with nurse staff ratios could result in action by licensure authorities and may constitute evidence of negligence per se in the event any patient is harmed as the result of inadequate nurse staffing. The vast majority of hospitals in California, including ours, are not at all times meeting the state mandated nurse staffing ratios.

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

      UNION CONTRACTS HAVE EXPIRED AND THERE CAN BE NO ASSURANCE THAT OPERATIONS WILL REMAIN LEVEL IN THE EVENT OF A LABOR DISPUTE

      Approximately 16% of our employees were represented by labor unions as of March 31, 2007. On December 31, 2006, our collective bargaining agreements with the California Nurses Association covering certain of our nursing staff and with the Service Employee International Union covering certain of clerical and other staff expired. Terms of the expired collective bargaining agreements remain in place until new agreements are reached. We are currently negotiating with these unions regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. We do not anticipate the new agreements will have a material adverse effect on our results of operations.

      Both unions have filed grievances in connection with allegations the agreement obligated the Company to contribute to a Retiree Medical Benefit Account. The Company does not agree with this interpretation of the agreement but has agreed to submit the matter to arbitration. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility and several wrongful terminations. We do not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

      EARTHQUAKE SAFETY COMPLIANCE

      The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals. In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to each facility by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit expenses. There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on our cash flow.

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

      WE MAY BE LIABLE FOR LOSSES NOT COVERED BY OR IN EXCESS OF OUR INSURANCE.

      An increasing trend in malpractice litigation claims, rising costs of malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for hospital facilities. Accordingly, we have increased on retention limits and our estimated reserves may not be adequate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      In March 2005, the Company completed the acquisition of the Hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to Pacific Coast Holdings Investment, LLC, a company owned directly or indirectly by two of the Company's largest shareholders. The Company entered into a Triple Net Lease, dated March 7, 2005, under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2007, the Company's principal facilities are listed in the following table:

                                               APPROXIMATE
                                                AGGREGATE
                                                  SQUARE           LEASE             INITIAL LEASE
             PROPERTY                             FOOTAGE           RATE              EXPIRATION
             --------                             -------           ----              ----------
Western Medical Center-Santa Ana                  360,000        See note 1.         Feb. 28, 2030
1001 North Tustin Avenue
Santa Ana, CA 92705

Administrative Building                            40,000        See note 1.         Feb. 28, 2030
1301 N. Tustin Avenue
Santa Ana, CA

Western Medical Center-Anaheim                    132,000        See note 1          Feb. 28, 2030
1025 South Anaheim Boulevard
Anaheim, CA 92805

Coastal Communities Hospital                      115,000        See note 1.         Feb. 28, 2030
2701 South Bristol Street
Santa Ana, CA 92704

Doctor's Hospital Medical Office Building          37,000        See note 2.         March 30, 2009
1901/1905 N. College Avenue
Santa Ana, CA 92706

Chapman Medical Center                            140,000        See note 3.         December 31, 2023
2601 East Chapman Avenue
Orange, CA 92869

      1. Initial monthly lease rate for all five properties equals one twelfth of (a) the amount obtained by multiplying $50 million by the sum of the average annual interest rate charged on the loan secured by the first lien deed of trust on the Hospital Properties for the preceding month (the "Real Estate Loan") plus the "landlord's spread" (for the first year, the difference between 12% and the annual interest rate on the Real Estate Loan up to 2.5%, and then 2.5% thereafter), plus (b) beginning on the earlier of the refinancing of the Hospital Properties or March 8, 2007, $2.5 million and CPI adjustments (this is subject to the Forbearance Agreement). This is leased from PCHI.

      2. Initial monthly lease rate for all of the medical office properties equals the rent received from the tenants of these properties less the actual monthly costs to operate the properties, including insurance and real property taxes. This is leased from PCHI.

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

      The Company believes that its current leased space is adequate for its Current purposes and for the next fiscal year.
                                       19

ITEM 3. LEGAL PROCEEDINGS

      On May 14, 2007, IHHI filed suit in Orange County Superior Court against three of the six members of its Board of Directors and also against IHHI's largest shareholder, OC-PIN. Among other things, the suit alleges that the defendants breached fiduciary duties owed to IHHI by putting their own economic interests above those of IHHI, its other shareholders, creditors, employees and the public-at-large. The suit also alleges that defendants' attempt to change IHHI's management and control of the existing Board could trigger an "Event of Default" under the express terms of IHHI's existing credit agreements with its secured lender. IHHI is seeking, among other items, the appointment of an independent and impartial provisional director.

      On May 17, 2007, OC-PIN filed a separate suit against IHHI in Orange County Superior Court. OC-PIN's suit alleges the management issue referred to above must be resolved prior to the completion of the refinancing. OC-PIN further alleges that IHHI's President has failed to call a special shareholders' meeting so that OC-PIN could fill positions on IHHI's Board of Directors. OC-PIN seeks, among other items, to require IHHI to hold a special shareholders meeting whereat the shareholders would vote to fill the vacant seat on the Board of Directors.

      Both actions have been consolidated so they can be heard before one judge. IHHI has filed a motion to appoint an independent provisional director to the vacant seventh Board seat. OC-PIN has filed an application for an order noticing a special shareholders meeting. These and other preliminary matters were heard on July 2, 2007 and a ruling issued on July 11, 2007 appointing an independent director for the term of the lawsuit.

      In late May 2007, Western Medical Center, Santa Ana ("Medical Center") was notified by a May 25, 2007 letter from the U.S. Department of Health Services, Centers for Medicare and Medicaid Services ("CMS"), that CMS had identified one case that was a potential violation of the federal patient anti-dumping law (officially, the Emergency Medical Treatment and Active Labor Act or "EMTALA"). In June 2007, Lumetra, a Medicare quality improvement organization, notified Medical Center that it was aiding CMS in its investigation of the same matter. Medical Center has responded to CMS and Lumetra that its actions were appropriate and did not violate EMTALA. The complaint from CMS and the notice from Lumetra are the first steps in a determination by the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services whether to seek enforcement action for a violation of EMTALA. The potential sanctions which may be imposed by the OIG for a violation of EMTALA are a civil money penalty up to $50,000 for a confirmed violation and possible exclusion from the Medicare and Medi-Cal Programs. The Company has notified both CMS and Lumetra that it believes that a violation of the EMTALA statutes and regulations did not occur nor should it be subject to any civil money penalties. As a prophylactic matter it has also reviewed and revised its policies and procedures regarding communication and admission practices through the hospital's emergency department and has conducted further EMTALA in service training.

      Approximately 16% of the Company's employees were represented by labor unions as of March 31, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Terms of the expired collective bargaining agreements remain in place until new agreements are reached. The Company is currently negotiating with these unions regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. The Company does not anticipate the new agreements will have a material adverse effect on our results of operations.

      Both unions have filed grievances in connection with allegations the agreement obligated the Company to contribute to a Retiree Medical Benefit Account. The Company does not agree with this interpretation of the agreement but has agreed to submit the matter to arbitration. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility and several wrongful terminations. We do not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

      We and our subsidiaries are involved in various other legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our 2006 annual meeting of stockholders was held on November 29, 2006. Of the 87,557,430 shares eligible to vote, 70,839,630 appeared by proxy and established a quorum for the meeting. The matters listed in the table below were approved by a majority of the shareholders appearing at the meeting.

      ELECTION OF
       DIRECTORS               VOTES FOR    VOTES AGAINST    VOTES WITHHELD    NOT VOTED
       ---------               ---------    -------------    --------------    ---------
Maurice J. DeWald             70,703,430          0               136,200     16,717,800
Bruce Mogel                   70,703,430          0               136,200     16,717,800
Ajay Meka, M.D.               70,703,430          0               136,200     16,717,800
Syed Salman J. Naqvi, M.D.    70,703,430          0               136,200     16,717,800
J. Fernando Niebla            70,703,430          0               136,200     16,717,800
Anil V. Shah, M.D.            65,327,430          0             5,512,200     16,717,800


    APPROVAL OF 2006
  STOCK INCENTIVE PLAN         VOTES FOR    VOTES AGAINST    VOTES WITHHELD    NOT VOTED
                               ---------    -------------    --------------    ---------
                              70,745,130        94,500             0          16,717,800

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is listed for trading on the OTC Bulletin Board under the symbol "IHCH.OB" The trading market for the Common Stock has been extremely thin. In view of the extreme thinness of the trading market, the prices reflected on the chart below as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the Common Stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

      The following table sets forth the quarterly high and low bid price for the Company's Common Stock for each quarter for the period from January 1, 2005 through March 31, 2007, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

--------------------- ------------------- -------------------
      PERIOD                 HIGH                LOW
      ------                 ----                ---
--------------------- ------------------- -------------------
Jan 2005 - Mar 2005                $1.55               $0.36
--------------------- ------------------- -------------------
Apr 2005- Jun 2005                 $1.13               $0.61
--------------------- ------------------- -------------------
Jul 2005 - Sep 2005                $0.80               $0.51
--------------------- ------------------- -------------------
Oct 2005 - Dec 2005                $0.60               $0.35
--------------------- ------------------- -------------------
Jan 2006 - Mar 2006                $0.50               $0.26
--------------------- ------------------- -------------------
Apr 2006 - Jun 2006                $0.40               $0.15
--------------------- ------------------- -------------------
Jul 2006 - Sep 2006                $0.25               $0.08
--------------------- ------------------- -------------------
Oct 2006 - Dec 2006                $0.50               $0.10
--------------------- ------------------- -------------------
Jan 2007--Mar 2007                 $0.40               $0.20
--------------------- ------------------- -------------------

      As of the date of this report, there were approximately 226 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

      The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2007.

                      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------
   Plan Category            Number of Securities to      Weighted-average       Number of securities
                            be issued upon exercise      exercise price of     remaining available for
                            of outstanding options,    outstanding options,     future issuance under
                              warrants and rights       warrants and rights      equity compensation
                                                                                  plans (excluding
                                                                               securities reflected in
                                                                                     column (a))
                                      (a)                      (b)                       (c)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                      -                         -                   12,000,000
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                  -                         -                        -
security holders
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Total                                  -                         -                   12,000,000
------------------------------------------------------------------------------------------------------------

STOCK PERFORMANCE GRAPH

      The following graph shows the cumulative, five year, split adjusted total return for our Common Stock (including trading in our Common Stock under our current name and under our previous name, First Deltavision, Inc.), compared to two major indices. The Standard & Poor's 500 Stock Index includes 500 companies representing all major industries. The Dow Jones US Healthcare Providers measures owners and operators of providers of health care. Performance data assumes that $100.00 was invested on March 31, 2002 in our Common Stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.



                     [STOCK PERFORMANCE GRAPH APPEARS HERE]



S&P500                        Close               Index
------                        -----               -----
        29-Mar-02          1,147.39              100.00
        31-Mar-03            848.18               73.92
        31-Mar-04          1,126.21               98.15
        31-Mar-05          1,180.59              102.89
        31-Mar-06          1,302.89              113.55
        31-Mar-07          1,422.53              123.98

IHHI Stock Price
----------------
        29-Mar-02              2.25              100.00
        31-Mar-03              0.40               17.78
        31-Mar-04              0.72               32.00
        31-Mar-05              1.07               47.56
        31-Mar-06              0.30               13.33
        31-Mar-07              0.12                5.33

Dow Jones US Healthcare Providers
---------------------------------
        29-Mar-02            280.87              100.00
        31-Mar-03            239.91               85.42
        31-Mar-04            328.35              116.90
        31-Mar-05            445.67              158.67
        31-Mar-06            528.08              188.02
        31-Mar-07            553.04              196.90

ITEM 6. SELECTED FINANCIAL DATA

      The following selected condensed consolidated financial information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and footnotes included elsewhere in this Form 10-K. We had no material business operations prior to the year ended December 31, 2004.

                                                    AT OR FOR THE PERIOD ENDED
                                              ($ in 000's except per share amounts)


                                          Year ended        Year ended          Year ended          Year ended         Year ended
                                        March 31, 2007   December 31, 2005  December 31, 2004   December 31, 2003   June 30, 2003
                                        --------------   -----------------  -----------------   -----------------   -------------
                                                            (RESTATED)
SELECTED BALANCE SHEET DATA:

Net working capital                     $     (90,307)     $       8,063      $     (12,132)     $         149      $        (107)
Property and equipment                         58,172             59,431                 57                 47                 --
Other Assets                                       --              1,141             11,187                156                 --
Long term debt                                     --             70,331                 --                 --                 --
Warrant liability - non current                    --             21,065                 --                 --                 --
Capital lease obligations                       5,834              4,961                 --                 --                 --
Minority interest                               1,716              3,342                 --                 --                 --
Stockholders' Equity (Deficiency)             (39,685)           (31,064)              (888)               353               (107)

SELECTED INCOME STATEMENT DATA:

Net operating revenue                   $     350,672      $     283,698      $          --      $          --      $          --
Salaries and Benefits                        (194,865)          (153,574)                --                 --                 --
Supplies                                      (49,577)           (39,250)                --                 --                 --
Other Operating Expenses                      (66,229)           (58,715)            (1,840)               (28)               (35)
Warrant Expenses                                 (693)           (17,604)                --                 --                 --
Depreciation and Amortization                  (2,495)            (2,178)                --                 --                 --
Interest Expense                              (12,515)            (9,925)                --                 --                 --
Provision for Income Taxes                         (5)                (5)                --                 --                 --
Net loss before minority interest             (21,131)           (46,833)            (1,840)               (28)               (35)

Net loss attributable to common
     stock                              $     (20,538)     $     (45,175)     $      (1,840)     $         (28)     $         (35)
                                        =============      =============      =============      =============      =============
PER SHARE DATA:

Net loss:
  Basic and fully diluted               $       (0.23)     $       (0.50)     $       (0.09)     $       (0.01)     $       (0.03)

  Weighted average number of common
  shares outstanding:                          90,291             90,330             19,987              3,471              1,342

      Long term debt and warrant liability non current as of March 31, 2007 were $0 because all notes and warrants were due in less than one year.

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

CURRENT LIQUIDITY

      The Company is currently operating under a ninety day Agreement to Forbear from its major lenders. Should the Company be unable to obtain financing from another lender prior to the expiration of the forbearance period under the Forbearance Agreement and the Lenders exercise their full remedies under the current Credit Agreements, the Company believes that it will be unable to continue as a going concern.

OVERVIEW

      On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California Hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, the Company transferred all of the fee interests in the acquired real estate (the "Hospital Properties") to Pacific Coast Holdings Investment, LLC, a company owned directly or indirectly by two of the Company's largest shareholders.

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

      Our acquisition also involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our financial condition. If we are required to issue equity securities to raise additional capital, existing stockholders will likely be substantially diluted, which could affect the market price of our stock.

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

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss (in thousands) of $20,538 during the year ended March 31, 2007 and has a working capital deficit (in thousands) of $90,307 at March 31, 2007. All of the Company's debt matured prior to year end and the Company is currently operating under a ninety day forbearance agreement with its lenders to obtain new financing.

      These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business as a going concern. There is no assurance that the Company will be successful in obtaining a new financing agreement, improving reimbursements or reducing operating expenses

      Management has also been working on improvements in several areas that the Company believes will mitigate the working capital deficits (comparisons are between the 12 months ended March 31, 2007 and 2006 which represents the first 2 comparative full years of operations since the acquisition):

   1. Net operating revenues: The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. We have received increases in Medicaid, Medicaid DSH, and Orange County, CA (CalOptima) payments. Increased reimbursement and support in these areas represent $ 23.4 million improvement over the preceding year. We reduced our capitation agreement with the CalOptima program by $31.8 million compared to the preceding year. Because there was a corresponding reduction in cost and offsetting increases in fee-for-service volumes from CalOptima patients, net operating revenues were not significantly affected. Commercial and managed care rate improvements were approximately $17.8 million in 2007 compared to the year ended March 31, 2006. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the year ended March 31, 2007 were $315.5 million or 3.1% higher than the $306.1 million for the same period in the preceding year. An $18.0 million increase in charity (gross charge) write-offs (to $42.2 million in 2007) was, however, only partially offset by the $7.4 million reduction in the provision for doubtful accounts from the same period in the preceding year. Inpatient admissions increased only slightly by 1.1% to 27,806 in the year ended March 31, 2007.

   2. Operating expenses (excluding provision for doubtful accounts included above): Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrants for the year ended March 31, 2007 were $0.2 million lower than for the same period in the preceding year. Due to favorable claims experience the Company has secured lower rates for insurance for the year ended March 31, 2008 for Risk, Workers Compensation and Employee Health. The estimated annual savings are projected to be $6.0 million.

   3. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. On February 21, 2007, the Company signed a term sheet with Medical Capital Corporation for a new financing arrangement. The proposed agreement called for replacing all of the Company's existing debt as well as the APA with a new financing structure consisting of a $45 million term loan, a $35 million non revolving line of credit, a $10.7 million convertible term loan, and a $50 million revolving line of credit. These faculties would be secured by essentially all of the Company's assets and certain warrants would be issued. These steps are subject to the approval of the Company's Board of Directors which currently is comprised of three representatives of the lead investor, two outside directors, and one officer of the Company and, accordingly, may not be assured. On July 11, 2007 the Superior Court appointed an independent director for the term of a lawsuit (see discussion under Item 1A) They were also subject to the approval of the other credit parties. The estimated annual savings were projected to be $5.7 million effective March 8, 2007. The Credit Parties failed to execute the proposed agreements, the proposal was rescinded and Notices of Default and a Forbearance Agreement for ninety days were executed on June 18, 2007. The parties are actively seeking replacement financing during the forbearance period. There can be no assurance that the Company will be successful in obtaining refinancing. If the Company is not successful, it will be unable to continue as a going concern.

      The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

      ACQUISITION DEBT - Effective March 3, 2005, in connection with the Acquisition, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non revolving Line of Credit and $50,000,000 (less $5,000,000 repayment on December 12, 2005) is in the form of an Acquisition Loan (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition. The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. This debt, in the amount of 72.3 million, matured on March 8, 2007, is currently due and is subject to the Agreement to Forbear.

      SECURED SHORT TERM NOTE - On December 12, 2005, the company entered into a credit agreement with the lender, whereby the lender loaned the Company $10.7 million. This was primarily due to the Company's inability to secure the required equity pursuant to it's Stock Purchase Agreement with OC-PIN. The $10.7 million short term note matured on December 12, 2006 and was extended through March 2, 2007. The note is secured by substantially all the assets of the Company and is further collateralized by the December Note Warrant which is exercisable by the lender in the event of default by the Company. The $10.7 million note is current, due and payable, the underlying warrant is exercisable as the Company received a formal notice of default from its lender on June 18, 2007. The Short Term Note is subject to the Agreement to Forbear.

      LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - The Company sold $5 million in limited partnership interests to finance the Acquisition and to Pacific Coast Holdings Investment, LLC ("PCHI") guaranteed the Company's Acquisition Loan. Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Additionally, a gain (in thousands) of $4,433 arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated in the accompanying consolidated financial statements so as to record the land and buildings at the Company's cost. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. The commitment on this lease agreement is approximately $210 million over the remainder of the lease term.

      The Company remains primarily liable under the Acquisition Loan note notwithstanding its guarantee by PCHI, and this note is cross collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the Acquisition Loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

      ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see Note 8). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA provides for the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration.

      The accounts receivable are sold weekly based on separate bills of sale for each Hospital. The purchase price is comprised of two components, the advance rate amount and the Deferred Purchase Price Receivable amount. The advance rate amount is based on the buyer's appraisal of accounts receivable accounts. The buyer's appraisal is developed internally by the buyer and does not necessarily reflect the net realizable value or the fair value of the accounts receivable sold. At the time of sale, the Buyer advances 95% of the buyers appraised value (the "95% Advance"; increased from 85% at Buyer's election effective January 1, 2006) on eligible accounts to the Company and holds the remaining 5% as part of the security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 15% (the "15% Cap", decreased from 25% at Buyer's election effective March 31, 2006) of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each tranche of accounts receivable accounts purchased until closed based on application of cash collections up to the advance rate amount for that tranche, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. The Company holds cash collected in its lockbox in a fiduciary role for the Buyer and records the cash as part of Security Reserve Funds. Collections are applied by the buyer on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase until the tranche is closed. The agreement further provides that if the amount collected (as to each Account purchased within 180 days of the Billing Date on any Account (including Substitute Assets) purchased by Buyer be less than the amount of its Adjusted Value, then such seller shall remit to Buyer the amount of such difference between the Adjusted Value of the Account and the amount actually collected on such Account by Buyer as the repurchase price for such accounts. If the Seller fails to repurchase such accounts, the Buyer shall deduct this from the Advance Rate Amount and Deferred Purchase Price otherwise payable for all accounts with respect to any purchase, an amount equal to the Adjusted Value of such uncollected account less the deferred portion of the purchase price thereof, thereby closing the tranche. These provisions have not been applied in the contract to date due to the more timely closure of tranches.

      Collections in excess of the advance rate amount are credited by the buyer to Security Reserve Funds and ultimately released to the Company to pay down the Deferred Purchase Price Receivable. The Deferred Purchase Price Receivable approximates fair value and represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount. In determining the fair value of the Deferred Purchase Price Receivable recorded upon sales of accounts receivable accounts under the Accounts Purchase Agreement, the key assumption used was the application of a short-term discount rate. If the discount rate applied increased by 10%, the adverse effect on the Deferred Purchase Price Receivable and related loss on sale of accounts receivable would be insignificant. This amount is unsecured.

      From inception of the APA through March 31, 2007, the buyer has advanced approximately $501 million to the Company through the APA. In addition, the Company has received approximately $41.7 million in reserve releases from inception through March 31, 2007. Payments posted on sold receivables approximated $524 million. Advances net of payment and adjustment activity, cumulatively through March 31, 2007 and December 31, 2005 were $7.0 million and $8.8 million respectively. Transaction fees incurred for the same periods were $9.3 million and $3.3 million respectively.

      The Company records estimated Transaction Fees and estimated servicing expense related to the sold accounts receivable at the time of sale. The Company incurred loss on sale of accounts receivable of (in thousands) $10,388 and $8,470 for the years ended March 31, 2007 and December 31, 2005, respectively, and $2,808 for the three months ended March 31, 2006.

COMMON STOCK WARRANTS

      DECEMBER NOTE WARRANT In accordance with SFAS No. 150, the Company has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2005 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be paid to the Company as paid in capital. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

      At March 31, 2007 and December 31, 2005 the estimated potential number of shares was calculated using the market price and $10.7 million liability of the Company. The estimated number of shares were 33.4 million and 21.8 million, respectively. The maximum number of share issuable in the event of default in accordance with the December Note Warrant agreement however, is the greatest of:
(1) 26,097,561 Shares of Common Stock, (2) Shares representing 31.09% of all Common Stock and Common Stock Equivalents of the Company, and (3) the fair market value of Shares of Common Stock equal to the amount of the $10,7 million loan not repaid at maturity or default of such Loan, plus any accrued and unpaid interest thereon, Lender's fees, costs and expenses, and attorneys' fees. Any amounts received from the lender from the sale of stock they received when they exercise the warrants in excess of that required to retire the $10.7 million debt would be paid to the Company as additional paid in capital.

      RESTRUCTURING WARRANTS The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Previously, the Company had obtained financing from Dr. Chaudhuri and Mr. Thomas and had issued to them a $500,000 secured convertible promissory note that was convertible into approximately 88.8% of the Company's issued and outstanding common stock on a fully-diluted basis, a $10 million secured promissory note, and a Real Estate Purchase Option agreement originally dated September 28, 2004 to purchase 100% of substantially all of the real property in the Acquisition for $5 million (the "Real Estate Option"), all of which together with related accrued interest payable pursuant to the terms of the notes were rescinded and cancelled. Pursuant to the Restructuring Agreement, the company released its initial deposit of $10 million plus accrued interest on the Acquisition back to Dr. Chaudhuri and issued non-convertible secured promissory notes totaling $1,264,014 and warrants to purchase up to 74,700,000 shares of the Company's common stock (the "Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). Concurrent with the close of the Acquisition, the Company repaid the non-convertible secured promissory notes of $1,264,014 to Dr. Chaudhuri and Mr. Thomas. In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of a 49% interest in PCHI for $2,450,000.

      As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant executed on December 12, 2005, the Company reclassified these warrants from permanent equity to liability as of this date. The fair value (in thousands) of the warrants on the date of reclassification was $17,605 and accordingly the Company recorded warrant expense of $389 for the difference between the amount reclassified from permanent equity and the fair value on the reclassification date. In accordance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", these warrants are revalued at each reporting date, and the changes in fair value are recorded as Change in fair value of derivative on the statement of operations.

      The Restructuring Warrants were exercisable beginning January 27, 2007 and expire 3.5 years from the date of issuance (July 27, 2008). The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter.

      During February 2007 Dr Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28,746,857 net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in a transfer from warrant liability to equity totaling (in thousands) $9,199. These shares were issued to Dr Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (approximately
20.8 million shares) which could be issued, if the December Note warrant was to become issuable. The parties agreed that this occurred on June 13, 2007 upon receipt of a notice of default from the Lender. The market price of the Company's stock at subsequent exercise date and the number of shares relating thereto were used to value the liability of $4.2 million and accordingly the Company recognized a gain of $133 related to the change in fair value of derivative for the year ended March 31, 2007. Furthermore based upon the execution of the additional share exercise on July 2, 2007, prior to the issuance of this report, an additional warrant expense of $693 thousand was also recognized.

      In prior periods the Company computed the change in fair value of the Restructuring Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43.3 million that could be issued under the Restructuring Warrants. The Company estimated the number of potential shares under the Restructuring Warrants as this was not certain as the first exercise date had not been reached.

      For periods prior to the date the warrants became exercisable (January 27, 2007), the Company used valuations prepared by an independent valuation firm to determine the fair value of the underlying shares. The assumptions used in the Black-Scholes model were as follows:

                                                     December 31, 2005
                                                     -----------------
            Risk-free interest rate                  4.4%
            Expected volatility                      28.6%
            Dividend yield                           --
            Expected life (years)                    2.57
            Fair value of warrants                   $0.487
            Market value per share                   $0.49

                                                     March 31, 2006
                                                     --------------
            Risk-free interest rate                  4.8%
            Expected volatility                      27.9%
            Dividend yield                           --
            Expected life (years)                    2.32
            Fair value of warrants                   $0.297
            Market value per share                   $0.30

      Due to the fact that the Company emerged from the development stage in 2005, the independent valuation firm computed the volatility of the Company's stock based on an average of the following public companies that own hospitals:

            Amsurg Inc (AMSG)
            Community Health Systems (CYH)
            HCA Healthcare Company (HCA)
            Health Management Associates Inc. (HMA)
            Lifepoint Hospitals Inc. (LPNT)
            Medcath Corp. (MDTH)
            Tenet Healthcare Corp. (THC)
            Triad Hospitals Inc. (TRI)
            Universal Health Services Inc., Class B (UHS)

      Although management believes this was the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

      The Company recorded (in thousands) a common stock warrant expense of $17,604 and a change (in thousands) in the fair value of derivative of $3,460 for the year ended December 31, 2005. The change in fair value of the derivative for the three months ended March 31, 2006 was (in thousands)a gain of $ 8,218. The related warrant liability as of March 31, 2007 and December 31, 2005 is (in thousands) $4,206 (excluding the $10.7 million December Note Warrant liability) and $21,065, respectively.

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

      TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

      ==============================================================================================
                                                      Payments due by period
      ==============================================================================================
                                                Less than                                 More than
      Contractual Obligations         Total      1 year      1-3 years      3-5 years      5 years
      ==============================================================================================
      Debt
          Obligations               $  83,041   $  83,041     $     -        $     -       $     -
      ==============================================================================================
      Capital Lease
          Obligations                  13,339   $     952       1,904          1,739         8,744
      ==============================================================================================
      Operating Lease
          Obligations                  20,060   $   1,476       2,061          1,760        14,763
      ==============================================================================================
      Purchase Obligations              6,741       3,179       3,562
      ==============================================================================================

      ==============================================================================================
      Total                         $ 123,181   $  88,648     $ 7,527        $ 3,499       $23,507
      ==============================================================================================

      The above table excludes future payments between IHHI and the consolidated VIE totaling approximately $210 million and these payments are eliminated during consolidation for reporting.

      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

      The following table sets forth, for the years ended March 31, 2007 and December 31, 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The year ended December 31, 2005 reflects only the 299 days of operations from the Acquisition date.

                                                            Years ended
                                                      March 31,     December 31,
                                                         2007          2005
                                                         ----          ----

      Net operating revenues                             100%          100%
      Operating expenses                                 102%          106%

      Operating loss                                     (2%)          (6%)

      Other income (expense):
            Interest expense, net                        (4%)          (4%)
            Common stock warrant expense                  --           (6%)
            Change in fair value of derivative            --           (1%)

      Other income (expense), net                        (4%)         (11%)

      Income (loss) before provision for income
            taxes and minority interest                  (6%)         (17%)
      Provision for income taxes                          --            --
      Minority interest in variable interest entity       --             1%

      Net income (loss)                                  (6%)         (16%)

      NET OPERATING REVENUES - Net operating revenues less provision for doubtful accounts increased approximately 28.1% to approximately $315.5 million during the fiscal year ended March 31, 2007 from approximately $246.3 million during the fiscal year ended December 31, 2005. The increase is primarily due to an increase in volumes. Adjusted patient days increased approximately 20.9% and adjusted admissions increased approximately 21.9%. The increased volumes are due to a 22.1% increase in the number of operating days during the fiscal year ended March 31, 2007, as the acquisition of Hospitals occurred on March 8, 2005. Also contributing to the increase in net operating revenues less provision for doubtful accounts is negotiated contract increases executed during the latter part of fiscal 2005 and fiscal 2007 and an increase in bad debt recoveries during fiscal 2007.

      OPERATING EXPENSES - Operating expenses less provision for doubtful accounts as a percentage of net operating revenues less provision for doubtful accounts decreased by approximately 3.9% during fiscal 2007 compared to fiscal 2005. The reduction is primarily due to cost reductions and improved efficiencies.

      Salaries and benefits decreased approximately 0.6% as a percentage of net operating revenues less provision for doubtful accounts during fiscal 2007 compared to fiscal 2005. Salaries and benefits percentage increases due to wage increases and associated with bringing certain previously contracted services in house were offset by decreases due to labor and staffing efficiencies realized.

      Supplies expense as a percentage of net operating revenues less provision for doubtful accounts decreased slightly from approximately 15.9% in fiscal 2005 to approximately 15.7% in fiscal 2007.

      Remaining operating expenses as a percentage of net operating revenues less provision for doubtful accounts decreased by approximately 3.1% during fiscal 2007 compared to fiscal 2005. The decrease is primarily due to reductions in contract service expenses, including reductions caused by bringing certain services in house, to other operating cost reductions and to improved efficiencies realized during fiscal 2007.

      OPERATING LOSS - Loss from operations as a percentage of net revenues less provision for doubtful accounts decreased by approximately 3.9% during fiscal 2007 compared to fiscal 2005. The decrease is due to increases in negotiated contract rates and bad debt recoveries in addition to increased cost efficiencies realized during fiscal 2007.

      OTHER INCOME (EXPENSE) - Other income (expense), net changed primarily as a result of the changes in common stock warrant expense. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, warrants were initially valued and expensed during fiscal 2005, resulting in a valuation and expense of approximately $21.1 million at December 31, 2005 and for the year then ended, respectively. During and subsequent to fiscal 2007, as described more fully in Note 11 and Note 18 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, certain exercises of warrants occurred. The warrant transactions resulted in the Company recognizing a gain of approximately $133 thousand related to the change in fair value of derivative and additional warrant expense of approximately $693 thousand for the year ended March 31, 2007.

      Net interest expense increased to approximately $12.5 million in fiscal 2007 from approximately $9.9 million in fiscal 2005. Net interest expense amounted to approximately 4% of net operating revenues less provision for doubtful accounts during fiscal 2007 and fiscal 2005.

      NET LOSS - Net loss for the year ended March 31, 2007 was $20.5 million compared to a net loss of $45.2 million for the year ended December 31, 2005. The decrease in net loss in fiscal 2007 was primarily due to a decrease in Common stock expense of approximately $20.5 million and a decrease in operating losses of approximately $7.8 million offset by an increase in interest expense of approximately $2.6 million.

      CASH FLOW - Net cash provided (used) by operating activities for the years ended March 31, 2007 and December 31, 2005 and 2004 respectively was $2.5 million, ($15.2) million, and ($0.9) million, respectively, consisting primarily of $16.6 million, $21.1 million and $1.7 million of net losses, respectively, adjusted for depreciation and other non-cash items. The Company produced $19.1 million, $5.9 million and $0.9 million in working capital for the years ended March 31, 2007 and December 31, 2005 and 2004, respectively. Net cash produced in working capital activities primarily reflects the increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable including security reserve fund and deferred purchase price receivable, Cash produced by growth in accounts payable and accrued liabilities was $11.1 million, $54.1 million and $0.9 million, for the years ended March 31, 2007 and December 31, 2005 and 2004, respectively. Cash used by increases in accounts receivable including security reserve fund and deferred purchase price receivable, was $0.9, $39.5 and $0 for the years ended March 31, 2007 and December 31, 2005 and 2004 respectively.

      Net cash used in investing activities during the years ended March 31, 2007 and December 31, 2005 and 2004 respectively was $0.6 million, $63.7 million, and $1.1 million, respectively. In the year ended March 31, 2007 the Company invested $0.6 million in new equipment. In the year ended December 31, 2005 the Company used $63.2 million to complete the acquisition of four hospitals. Prior to this the Company was a development stage enterprise.

      Net cash provided by financing activities for the years ended March 31, 2007 and December 31, 2005 and 2004 respectively was $1.0 million, $92.8 million and $1.9 million which primarily represents $2.0 million, $77.8 million and $0 proceeds from the credit facilities executed to facilitate the hospital acquisition in March 2005 and provide working capital for operations

      FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

      The Company acquired the Hospitals on March 8, 2005, representing 9.8 months of operations for the 2005 fiscal year. Prior to March 8, 2005, the Company was a development stage enterprise with no revenues and limited expenses. Since the Company had no operations prior to 2005, we compare our 2005 financial performance to prior years' financial performance of the Hospitals while they were owned by Tenet. This information was provided to us by Tenet in conjunction with our acquisition of the Hospitals. While we believe such information to be reliable and to have been prepared in accordance with generally accepted accounting principles, the financial information provided to us by Tenet relating to the Hospitals prior to March 8, 2005 was not prepared by us or audited by our independent accounting firm.

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

      OPERATING EXPENSES - Operating expenses, net of noncash charges, of approximately $297 million for the period from March 8, 2005 through December 31, 2005 increased 0.7% from the prorated operating expenses, net of noncash charges, of $295 million under Tenet in the preceding year. Wage increases averaged 7% in 2005 as the result of Tenet's commitment to employees that the Company agreed to honor. These were offset by improved efficiencies..

      OTHER EXPENSE - Other expense includes interest expense of $9.9 million and noncash charges relating to warrant expense of $21.6 million. Warrant expense includes a $17.6 million expense for warrants granted in connection with a restructuring of our agreement with our lead investor, Dr. Kali Chaudhuri, in January 2005 and closing on the Hospital Acquisition in March 2005. This was a one time noncash charge. Additionally, a noncash charge of $3.5 million was recognized for the change in carrying value on the warrants (as described more fully in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K). Since this was characterized as a financing activity in our amended Form 10-Q/As for the 2005 quarters, we have classified the costs with other financing costs below the loss from operations in our consolidated statements of operations for the year ended December 31, 2005.

      THREE MONTHS ENDED MARCH 31, 2006 [AUDITED] COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 [UNAUDITED]

      The following table sets forth, for the three months ended March 31, 2006 and 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The three months ended March 31, 2005 reflects only the 24 days of operations from the Acquisition date.

                                                         Three months ended
                                                              March 31,
                                                         2006          2005
                                                         ----          ----

Net operating revenues                                   100%          100%
Operating expenses                                       103%          105%

Operating loss                                            (3%)          (5%)

Other income (expense):
      Interest expense, net                               (4%)          (3%)
      Common stock warrant expense                         --          (79%)
      Change in fair value of derivative                   9%            --

Other income (expense), net                                6%          (82%)

Income (loss) before provision for income
      taxes and minority interest                          3%          (87%)
Provision for income taxes                                 --           (4%)
Minority interest in variable interest entity              0%            --

Net income (loss)                                          3%          (91%)

NET OPERATING REVENUES

      Consolidated net operating revenues, on a calendar day basis (using 24 days for the three months ended March 31, 2005- "Acquisition" days), increased 5.7% during the three months ended March 31, 2006 as a result of contract rate increases. Average daily census remained unchanged.

OPERATING EXPENSES

      Operating expenses decreased as a percent of revenues by 1.7% during the three months ended March 31, 2006 which equates to inflationary increases (net of efficiencies) of 4.8%.

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

OPERATING LOSS

      Loss from operations as a percent of revenue improved by 1.7% during the three months ended March 31, 2006 due to rate improvements in excess of cost increases.

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

      Interest costs of 3.7% of revenue during the three months ended March 31, 2006 and 3.1% of revenue during the three months ended March 31, 2005 were relatively consistent between the periods as a percentage of revenue.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended March 31, 2006 was $5 thousand compared to $0.9 million for the comparable period in 2005. The provision for income taxes during the three months ended March 31, 2005 was reversed in the subsequent quarter as a result of the impact of the implementation of the Accounts Purchase Agreement.

NET INCOME (LOSS)

      Net income for the three months ended March 31, 2006 was $2.4 million compared to a net loss of $19.9 million for the three months ended March 31, 2005. The decrease in the loss in 2006 was primarily due to the decrease in Common stock expense of $17.2 million and the increase in the fair value of derivative of $8.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and, therefore, are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what our Hospitals charge all other patients prior to the application of discounts and allowances.

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically, at year end, and at the time the cost report is filed with the fiscal intermediary. Typically, no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. During the year ended March 31, 2007 the Company recorded approximately $394 thousand of additional reductions of revenue for Final Notices of Program Reimbursement received during the year. There were no final Notices of Program Reimbursement during the three months ended March 31, 2006 or the year ended December 31, 2005. The Company has established settlement receivables as of March 31, 2007 and December 31, 2005 (in thousands) of $909 and $2,273, respectively.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups (DRG) prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to hospital specific costs, must exceed the prospective (includes the DRG base payment, indirect medical education payment, disproportionate share payment and new technology add on payment) payment rate for the case by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United State Department of Health and Human Services (CMS). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments (Outlier Percentage). The Outlier Percentage of payments is determined by dividing total outlier payments by the sum of prospective and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing both the number of cases that qualify for outlier payments, and the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2006 was an increase from $23,600 to $24,485. CMS projects this will result in an Outlier Payment Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recently filed Medicare cost report.

      The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the year ended March 31, 2007 the Company recorded approximately $1,919 thousand of additional revenue for a Final Notice of Program Reimbursement received. As of March 31, 2007 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospital's actual cost to charge rates and the statewide average in the amount (in thousands) of $1,831 and $2,170, respectively. These reserves are offset against the third party settlement receivables and are included in due to governmental payers as a net payable (in thousands) of $922 as of March 31, 2007 and as a net receivable (in thousands) of $104 included in due from governmental payers as of December 31, 2005.

      The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the years ended March 31, 2007, and December 31, 2005 and 2004 the Hospitals received payments (in thousands) of $24,526, $11,022 and $-0-respectively. The increase is the result of the State becoming more current in their payments and the timing of the State's payments. During the three months ended March 31, 2006 the Hospitals received payments (in thousands) of $575. The related revenue recorded for the years ended March 31, 2007, and December 31, 2005 and 2004, and the three months ended March 31, 2006 was (in thousands) $17,897, $13,943, $-0-, and $4,240, respectively.

      Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient by patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate the expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

      The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% to 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2007 and December 31, 2005 and 2004 were approximately $8.1 million, $2.9 million and $-0-, respectively, and for the three months ended March 31, 2006 were approximately $1.5 million.

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

      PROVISION FOR DOUBTFUL ACCOUNTS - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process. The Company recently completed a lag study which showed that the allowances recorded have been reasonable.

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

      MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

      In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims recorded in the Company's results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the years ended March 31, 2007 and December 31, 2005 and 2004 were approximately $1.3 million, $3.2 million and $-0-, respectively, and for the three months ended March 31, 2006 were approximately $1.4 million. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

      TRANSFERS OF FINANCIAL ASSETS - The Company sells substantially all of its billed accounts receivable to a financing company. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-A replacement of SFAS No. 125". A transfer of financial assets in which the Company has surrendered control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Control over transferred assets is surrendered only if all of the following conditions are met:

      1. The transferred assets have been isolated from the transferor (i.e., they are beyond the reach of the transferor and its creditors);
      2. Each transferee has the unconditional right to pledge or exchange the transferred assets it received; and
      3. The Company does not maintain effective control over the transferred assets either (a) through an agreement that entitles and obligates the transferor to repurchase or redeem the transferred assets before their maturity or (b) through the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

      If a transfer of financial assets does not meet the criteria for a sale as described above, the Company and transferee account for the transfer as a secured borrowing with pledge of collateral.

      The following table reconciles accounts receivable at March 31, 2007 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                                                          March 31, 2007                 December 31, 2005
                                                  As reported       Pro Forma       As reported      Pro Forma
                                                  -----------       ---------       -----------      ---------
Accounts receivable
     Governmental                                   $  7,958         $ 25,621         $ 10,395         $ 23,772
     Non-governmental                                 13,767           51,229            8,728           45,564
                                                    --------         --------         --------         --------
                                                      21,725           76,850           19,123           69,336
Less allowance for doubtful accounts                  (2,355)         (16,267)          (3,148)         (17,723)
                                                    --------         --------         --------         --------
     Net patient accounts receivable                  19,370           60,583           15,975           51,613
                                                    --------         --------         --------         --------
Security reserve funds                                 7,990               --           14,217               --
Deferred purchase price receivables                   16,975               --            9,338               --
                                                    --------         --------         --------         --------
     Receivable from Buyer of accounts                24,965               --           23,555               --
Advance rate amount in excess of collections              --           (6,957)              --           (8,753)
Transaction Fees deducted from Security
     Reserve Funds                                        --           (9,291)              --           (3,330)
                                                    --------         --------         --------         --------
                                                    $ 44,335         $ 44,335         $ 39,530         $ 39,530
                                                    ========         ========         ========         ========

      Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules. As of March 31, 2007 as shown above in the difference between the accounts receivable - governmental as reported versus proforma amounts, the Company had (in thousands) $17,662 in governmental accounts receivable that had been reported as sold which were subject to the foregoing limitation.

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2007 and December 31, 2005, the Company had accrued approximately $4.9 million and $2.3 million, respectively, comprised of approximately $1.4 million and $0.6 million, respectively, in incurred and reported claims, along with approximately $3.5 million and $1.7 million, respectively, in estimated IBNR.

      The Company has also purchased as primary coverage occurrence from insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. For the policy year ended May 15, 2006, the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. As of May 15, 2006, the Company changed to a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon actuarially determined projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available As of March 31, 2007 and December 31, 2005, the Company had accrued approximately $1.0 million and $1.3 million, respectively, comprised of approximately $0.2 million and $0.3 million, respectively, in incurred and reported claims, along with $0.8 million and $1.0 million, respectively, in estimated IBNR.

      The Company has also purchased all risk umbrella liability policies with aggregate limit of $19 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

      VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5 million and PCHI guaranteed the Company's Acquisition Loan. The Company remains primarily liable under the Acquisition Loan note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the Acquisition Loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the Acquisition Loan, and cross-collateralization of the Company's non-real estate assets to secure the Acquisition Loan. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its consolidated financial statements (in thousands).

                                March 31, 2007    December 31,2005
                                --------------    ----------------
      Total Assets              $       46,465    $         48,068
      Total Liabilities         $       45,537    $         44,727
      Members' Equity           $          927    $          3,342

      Selected information from PCHI's results of operations for the years ended March 31, 2007 and December 31, 2005 and for the three months ended March 31, 2006 is as follows (in thousands):

                        March 31, 2007   December 31, 2005   December 31, 2004   March 31, 2006
                        --------------   -----------------   -----------------   --------------
      Net revenues      $        6,554   $          7,277    $               -   $        1,545
      Net loss          $         (593)  $         (1,658)   $               -   $         (100)

      Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements:

      The Company's rental income and expense in the Hospitals has been eliminated, consolidating PCHI's ownership of the land and buildings in the accompanying financial statements. The amount of rents incurred and eliminated (in thousands) for the years ended March 31, 2007 and December 31, 2005 and 2004 was $6,554, $7,277 and $-0-, respectively, and for the three months ended March 31, 2006 was $1,554.

      Additionally, a gain (in thousands) of $4,433 arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated to record the land and buildings at the Company's cost. Essentially all Land and Buildings in the accompanying consolidated balance sheets are owned by PCHI.

      PCHI's equity accounts have been classified as a minority interest in a variable interest entity. The Company has a 25 year lease commitment to PCHI with rental payments equal to the following components:

      i. Interest expense on the Acquisition Loan, or successor upon refinancing, and
      ii. Up to 2.5% spread subject to adjustment annually in accordance with the Consumer Price Index, and
      iii.  Amortization expense of $2.5 million per year.

      Concurrent with the close of the Acquisition, the Company entered into a sale-leaseback transaction with PCHI involving substantially all of the real property acquired in the Acquisition, except for the fee interest in the medical office building at 2617 East Chapman Avenue, for an initial term of 25 years and an option to renew for an additional 25 years. The rental payments are variable based primarily on the terms of financing. Based on the existing arrangements, aggregate payments are estimated to be approximately $226 million over the remainder of the initial term. IHHI and PCHI are currently negotiating revisions to the lease agreement. Any revisions could result in an increase or decrease to this commitment. As long as PCHI is consolidated the related impact on rental income and expense should be eliminated. Any increase in payments to PCHI would likely be distributed to the partners and have a corresponding adverse impact on cash flow. Rental payments under the PCHI Lease are variable. IHHI is also required to forward to PCHI Based on the existing terms of the PCHI Lease, IHHI is also required to pay PCHI, subject to certain deferral rights, any rent received from tenants in medical office buildings which are part of the leased premises, less certain operating, insurance and tax expenses. Based on the existing arrangements, aggregate payments are expected to be approximately $210 million over the remainder of the initial term of the PCHI Lease. The parties to the PCHI Lease are currently evaluating whether it is appropriate to revise certain terms of the PCHI Lease. Any revisions could result in an increase or decrease to this commitment. As long as PCHI is consolidated the related impact on rental income and expense should be eliminated. Any increase in payments to PCHI would likely be distributed to the partners and have a corresponding adverse impact on cash flow.

      Additionally, the tenant is responsible for seismic remediation (SB 1953) under the terms of the lease agreement.

RECENT ACCOUNTING STANDARDS

      In November 2004, the FASB issued SFAS No. 151, Inventory Pricing ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations or financial position.

      In November 2005, the FASB issued Staff Positions ("FSPs") Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. The adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company's consolidated results of operations or financial position.

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

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of either the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

      In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6"), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material impact on the Company's consolidated financial position or results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the circumstances in which a tax benefit may be recorded with respect to uncertain tax positions. The Interpretation provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of such tax benefits that may be recorded. Under the provisions of FIN 48, tax benefits associated with a tax position may be recorded only if it is more likely than not that the claimed tax position will be sustained upon audit. The statement is effective for years beginning after December 15, 2006. The Company adopted FIN No. 48 as of April 1, 2007. The adoption of this interpretation will not have a material effect on the Company's consolidated results of operations or consolidated financial position.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS No. 157 will be adopted during Q1 of FY 2008. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated results of operations or consolidated financial position.

      In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R). Under this SFAS, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as "benefit plans") on their balance sheets. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 did not have a material impact on the Company's consolidated results of operations or financial position.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. The Company will adopt SFAS 159 in the first interim quarterly period of fiscal 2008 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

OFF BALANCE SHEET ARRANGEMENTS
      As of March 31, 2007 the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of March 31, 2007, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 8 and 11 to the consolidated financial statements as of and for the year ended March 31, 2007.

      In determining the fair value of the Deferred Purchase Price Receivable recorded upon sales of accounts receivable accounts under the Accounts Purchase Agreement, the key assumption used was the application of a short-term discount rate. If the discount rate applied increased by 10%, the adverse effect on the Deferred Purchase Price Receivable and related loss on sale of accounts receivable would be insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements are filed as a part of this report beginning on page F-1:

      ------ -------------------------------------------------------------------
      PAGE   DESCRIPTION
      ------ -------------------------------------------------------------------
      F-1    Report of Independent Registered Public Accounting Firm
      ------ -------------------------------------------------------------------
      F-3    Report of prior Independent Registered Public Accounting Firm
      ------ -------------------------------------------------------------------
      F-4    Consolidated Balance Sheets as of March 31, 2007 and
               December 31, 2005
      ------ -------------------------------------------------------------------
      F-5    Consolidated Statements of Operations for the years ended
               March 31,2007 and December 31, 2005 and 2004 and the three months ended March 31, 2006
      ------ -------------------------------------------------------------------
      F-6    Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2007 and December 31, 2005 and 2004 and the three months ended March 31, 2006
      ------ -------------------------------------------------------------------
      F-7    Consolidated Statements of Cash Flows for the years ended
               March 31, 2007 and December 31, 2005 and 2004 and the three months ended March 31, 2006
      ------ -------------------------------------------------------------------
      F-8    Notes to Consolidated Financial Statements
      ------ -------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was based on the framework in Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. During previous quarters we also conducted evaluations of the effectiveness of our disclosure controls and identified certain material weaknesses, discussed below.

      We restated our financial statements for the quarterly periods ended March 31, June 30, and September 30, 2006. The restatements were necessary due to errors in calculating net revenues and patient accounts receivable. One correction resulted in the write off of patient accounts receivable for services provided under capitated contracts. Two others resulted in the correction of interim revenue calculations affecting the revenues, receivables and third party settlements (as more fully described in Note 19 to consolidated financial statements). In reviewing the circumstances underlying the restatements, we determined that the errors resulted from a material weakness in our internal controls over the timely preparation and review of account reconciliations. During the third quarter of fiscal year ended March 31, 2007, we implemented changes to controls and processes that include: (i) new procedures to segregate certain responsibilities among staff; (ii) new procedures regarding the manner in which patient accounts receivable for services provided under capitated contracts should be recorded, (iii) new procedures to monitor the timely, accurate preparation and review of accounts reconciliations and (iv) new procedures to improve the education and understanding by our staff in accounting for capitation agreements.

      The evaluation by management as of March 31, 2007 concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The following table contains certain information concerning our directors and executive officers as of June 30, 2007:

      ---------------------------- ------ --------------------------------------- ----------------------
      NAME                         AGE    POSITION WITH COMPANY                   DATE BECAME DIRECTOR
      ---------------------------- ------ --------------------------------------- ----------------------
      Ajay G. Meka, M.D.           56     Chairman of the Board                   September 28, 2006
      ---------------------------- ------ --------------------------------------- ----------------------
      Anil V. Shah, M.D.           57     Director                                January 31, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      Bruce Mogel                  49     Director, Chief Executive Officer       November 18, 2003
      ---------------------------- ------ --------------------------------------- ----------------------
      Maurice J. DeWald            67     Director                                August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      Syed Salman J. Naqvi, M.D.   45     Director                                August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      J. Fernando Niebla           67     Director                                August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      Larry B. Anderson            58     President
      ---------------------------- ------ --------------------------------------- ----------------------
      Steven R. Blake              54     Chief Financial Officer
      ---------------------------- ------ --------------------------------------- ----------------------
      Daniel J. Brothman           52     Senior Vice President Operations
      ---------------------------- ------ --------------------------------------- ----------------------
      Milan Mehta                  48     Senior Vice President Contracts and
                                            Special Projects
      ---------------------------- ------ --------------------------------------- ----------------------

      AJAY G. MEKA, M.D has been Chairman of the Board of Directors of the Company since September 28, 2006. Dr. Meka has been a licensed physician in California for the past 23 years. He is a board certified physician practicing in Orange County, California. Dr. Meka received his medical degree from Guntur Medical College in Gunter, India. He performed his postgraduate training at Brooklyn Jewish Hospital and Coney Island Hospital, both in Brooklyn, New York.

      ANIL V. SHAH, M.D. has been a director of the Company since January 31, 2005 and served as Chairman of the Board of Directors through September 28, 2006. The scope of his executive services to the Company is described in his employment agreement dated March 7, 2005. He is also co manager of Orange County Physicians Investment Network, LLC ("OC-PIN"), the Company's principal stockholder. Dr. Shah is a Board certified cardiologist active in practice for the last 23 years. He is an interventional and nuclear cardiologist and also performs cutting edge imaging techniques including CT angiography of the heart. Dr. Shah was a fellow in cardiology and subsequently a research fellow in nuclear cardiology at the VA Hospital Wadsworth and UCLA School of Medicine. He has held several positions at hospitals where he practices and has been an active speaker at various forums in his field.

      BRUCE MOGEL has served Chief Executive Officer and director of the Company since November 18, 2003. Mr. Mogel has over 25 years of experience in operational management and has held several lead executive roles in the healthcare field. Most recently, from 1999-2002, Mr. Mogel served as Executive Vice President of Operations for Doctors' Community Healthcare Corp, where he was responsible for the operations and profitability of five acute care hospitals and one psychiatric hospital, and managed a team of six hospital CEOs and other senior management members. Mr. Mogel earned his Bachelor's degree from The State University of New York at Buffalo with a degree in English.

      MAURICE J. DEWALD has served as a member of the Board of Directors of the Company since August 1, 2005 and sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG, LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is a director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc, NNN Healthcare/Office REIT, Inc. and FileScan, Inc., and is a former director of Tenet Healthcare Corporation and Quality Systems, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant.

      SYED SALMAN J. NAQVI, M.D. has served as a member of the Board of Directors of the Company since August 1, 2005 and sits on the Compensation Committee. He is a practicing physician in Orange County, California and is Board Certified in Pulmonary Medicine. He also serves as Chief of Staff of the Pulmonary Department at Kindred Hospital in Westminster, California, and the Medical Director of the Cardio-Pulmonary Department and the Subacute Unit at Coastal Communities Hospital in Santa Ana, California, which has been owned by the Company since March 2005. Dr. Naqvi also serves as a member of the Board of Directors of Relief International, a nonprofit agency providing emergency relief, rehabilitation and development assistance to victims of natural disasters and conflicts worldwide. Dr. Naqvi a member of the Board of the Company's principal stockholder, OC-PIN.

      J. FERNANDO NIEBLA has served as a member of the Board of Directors of the Company since August 1, 2005 and sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. He has served as President of International Technology Partners, LLC, an information technology and business consulting services company based on Orange County, California since August 1998. He is also a founder of Infotec Development Inc. and Infotec Commercial Systems, two national information technology firms. He currently serves on the Boards of Directors of Union Bank of California, Pacific Life Corp. and Granite Construction Corp., the Board of Trustees of the Orange County Health Foundation, and is the Chairman of the California Advisory Committee to Nacional Financiera, a Mexican Government agency similar to the U.S. Government Small Business Administration office. Mr. Niebla holds a B.S. degree in Electrical Engineering from the University of Arizona and an M.S. QBA from the University of Southern California.

      LARRY B. ANDERSON has served as President of the Company since November 2003 and served as a director of the Company from November 2003 until August 1, 2005. Mr. Anderson has over 20 years of senior level executive experience in an enterprise with over $65 billion per year in sales. A California licensed attorney since 1975, Mr. Anderson specializes in employment and business law matters, including collective bargaining, arbitrations, unfair labor practices and court cases as well as transactional work in contracts and due diligence. From 2002-2003, as the Executive Vice President, Human Resources and General Counsel, Litigation, Mr. Anderson managed all litigation for a seven hospital chain in Southern California. Mr. Anderson earned his Bachelor of Arts degree in Political Science from California State University, Long Beach, and his law degree from Loyola University.

      STEVEN R. BLAKE has served as Chief Financial Officer of the Company since July 1, 2005 and is a California licensed Certified Public Accountant. Mr. Blake came to the Company with over 20 years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet Healthcare Corporation ("Tenet"), a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake's strong hospital financial background combined with his knowledge of public company requirements made him a strong addition to the Company's corporate team.

      DANIEL J. BROTHMAN has served as Senior Vice President, Operations of the Company and Chief Executive Officer of Western Medical Center Santa Ana since March 8, 2005. Mr. Brothman is an experienced single and multi-hospital operations executive. Since 1999, prior to the acquisition of the Hospitals by the Company he helped build the Western Medical Center in Santa Ana for Tenet Healthcare Corporation. Mr. Brothman also ran Columbia Healthcare's Utah Division from 1996-1998. Mr. Brothman has in excess of 30 years experience in hospital administration. Mr. Brothman earned his Bachelor of Arts degree from Washington University at St. Louis and his Master's in Health Care Administration from the University of Colorado at Denver.

      MILAN MEHTA is Senior Vice President, Contracts & Special Projects of the Company since March 2005. Mr. Mehta has over 21 years experience in healthcare. Prior to joining IHHI, he was Vice President for managed care contracting for HealthSouth Corp's western division comprising of several states. Mr. Mehta has over 15 years experience in negotiating with commercial healthcare payors. Prior to joining HealthSouth Corp, Mr. Mehta was employed by OrNda Healthcorp for 11 years. Mr. Mehta has an MBA from California Lutheran University, Thousand Oaks, Ca and a Bachelors in Accounting from Calcutta University.

      Directors DeWald and Niebla constitute the Audit Committee of the Board of Directors. The Company does not have a Nominating Committee as the entire Board of Directors performs the functions of this committee and this process has been adequate to handle the Board nomination process to date. Directors DeWald, Meka, Naqvi and Niebla each satisfy the definition of "independent director" established in the NASDAQ listing standards. The Board of Directors has determined that Director DeWald is an "audit committee financial expert" as defined in the SEC rules.

      Directors are elected at our annual meeting and serve until the following annual meeting.

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

      Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2007, all such forms were filed in a timely fashion.

CODE OF ETHICS

      We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, principal financial officer and controller) and our directors. Our Code of Business Conduct and Ethics can be obtained free of charge by sending a request to our Corporate Secretary to the following address: Integrated Healthcare Holdings, Inc., Attn:
Larry Anderson, 1301 North Tustin Avenue, Santa Ana, California 92705.

STOCKHOLDER RECOMMENDATION OF NOMINEES

      While there are no formal procedures for stockholders to recommend nominations, the Board of Directors will consider stockholder recommendations. Such recommendations should be addressed to the Corporate Secretary at the address listed above.

STOCKHOLDER COMMUNICATIONS

      In order to facilitate communications with the Board of Directors, or any individual members or any Committees of the Board of Directors, stockholders should direct all communication in writing to our General Counsel at Integrated Healthcare Holdings, Inc., 1301 North Tustin Avenue, Santa Ana, California 92705, who will forward all such correspondence to the Board of Directors, individual members of the Board of Directors or applicable chairpersons of any Committee of the Board of Directors, as appropriate and as directed in the communication.

AUDIT COMMITTEE

      The Audit Committee of the Board of Directors was formed in August 2005 and consists of our two independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent auditors. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. All members of the Audit Committee attended all 14 committee meetings held during fiscal 2007. The Audit Committee Charter was filed previously as APPENDIX A to the Company's Proxy Statement dated November 14, 2006.

      Management is responsible for the Company's internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue a report on these financial statements. The Audit Committee's responsibility is to oversee these activities.

      In this context, the Audit committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with accounting principals generally accepted in the United States and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee also discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees," as modified or supplemented, including the auditor's judgments about the quality , as well as the acceptability, of our accounting principles as applied in the financial reporting.

      Our independent registered public accounting firm also provided to the Audit Committee the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent registered public accounting firm that firm's independence as well as internal quality control procedures.

      Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10K for the year ended March 31, 2007 for filing with the Securities and Exchange Commission. This report is submitted by Mr. DeWald, Chair and Mr. Niebla.

ITEM 11. EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Dr. Syed Naqvi and Mr.
J. Fernando Niebla, chair. In fiscal year 2007, the Compensation Committee held six meetings. The Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table.

      The following table sets forth summary information regarding compensation earned by (i) our Principal Executive Officer and our Principal Financial Officer during fiscal year 2007; (ii) each of our three other most highly compensated executive officers employed by us as of March 31, 2007 whose salary and bonus for the fiscal year ended March 31, 2007 was in excess of $100,000 for their services rendered in all capacities to us; and (iii) two additional individuals for whom disclosure would be required to be provided but for the fact that the individual was not serving as an executive officer at March 31, 2007. The listed individuals are referred to as the "Named Executive Officers".


                           SUMMARY COMPENSATION TABLE

       Name and                           Salary       Bonus       All Other       Total
  Principal Position            Year        ($)         ($)      Compensation        $
  ------------------            ----     ---------   ---------   ------------    ----------
Bruce Mogel                     2007     $ 360,050       -       $     17,244    $  377,294
Principal Executive
Officer (1)

Steven R. Blake                 2007     $ 284,519       -       $     18,978    $  303,497
Principal Financial
Officer (2)

Larry B. Anderson               2007     $ 360,000       -       $     23,892    $  383,892
President (2)

Daniel J. Brothman              2007     $ 351,089       -       $     23,169    $  374,258
Senior Vice President
Operations (2)

Milan Mehta (3)                 2007     $ 259,854       -       $     14,071    $  273,925
Senior Vice President
Contracts & Special Projects

Anil V. Shah                    2007     $ 567,692       -                  -    $  567,692
M.D. Executive Chairman
(Former)

      (1) All other compensation includes auto allowance of $20,518 and the balance is Company contribution to the 401K plan.

      (2) All other compensation includes auto allowance of $12,000 and the balance is Company contribution to the 401K plan.

      (3) All other compensation includes auto allowance of $9,600 and the balance is Company contribution to the 401K plan.

      (4) Mr. Mehta is the brother in law of the Director, Anil V. Shah .

      During the periods covered by this table, none of the Company's executive officers were granted any stock option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item.

COMPENSATION DISCUSSION AND ANALYSIS

      The Compensation Committee of the Board of Directors has established a compensation program for our executive officers. The objectives of this program are to attract and retain highly qualified individuals to enable the Company to achieve the business plan approved by the Board. This program provides for total compensation for the executive officers consisting of three components, salary, discretionary bonus and stock options. The Committee is in the process of implementing the stock option portion of the program. These elements have been chosen to remain competitive in the current health care environment. The Committee has not recommended any bonuses for fiscal 2007. The total compensation for each named executive is recommended to the Compensation Committee by the CEO after considering the local healthcare market with the final compensation decisions being made by the Compensation Committee. The CEO also consults with the CFO on salary decisions and informs the Chair of the Compensation Committee about any adjustments from time to time.

      During the year ended March 31, 2007 the CFO was given an increase after review and approval by the Compensation Committee after evaluation of remuneration offered by competing companies for positions of similar complexity.

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

      In February 2005, we entered into three-year employment agreements with Messrs. Mogel, Anderson and Ligon, with each agreement on the following terms:

      o     Base salary of $360,000 per year;
      o     Bonus as determined by the Board of Directors;
      o Stock options for 1,000,000 shares, vesting annually in three equal installments; (which options have not been issued).
      o     Standard medical and dental insurance;
      o     Up to four weeks vacation annually;
      o     Monthly auto allowance of $1,000, and use of cellular telephone; and
      o Twelve months severance pay upon termination without cause or resignation for cause.

      In February 2005, the Company entered into a three-year employment agreement with Daniel J. Brothman on substantially the same terms as those described above, except with a base salary of $350,000 per year and stock options for two million shares (which have not been granted).

      In February 2005, the Company entered into a three-year employment agreement with Milan Mehta on substantially the same terms as those described above, except with a base salary of $250,000 per year and stock options for five hundred thousand shares (which have not been granted).

      In March 2005, the Company entered into a three-year employment agreement with Steven R. Blake on substantially the same terms as those described above, except with a base salary that is currently set at $275,000 (reflecting Mr. Blake's role as Chief Financial Officer of the Company beginning in July 2005) and stock options for 150,000 shares (which have not been granted). This agreement was modified In February 2007 to increase the annual salary to $350,000.

      In April 2005, the Company entered into a three-year employment agreement with Anil V. Shah as Executive Chairman on substantially the same terms as above, except with a base salary of $500,000 per year and stock options for one million shares (which have not been granted).

      In July and August 2006, Messrs. Anderson, Mogel, Ligon and Dr. Shah entered into a letter agreement surrendering any rights to stock options.

      The Outstanding Equity Awards at Year end, Option Exercises and Stock Vested, Pension benefits, and Nonqualified Deferred Compensation tables are not included as there are no items to report.

POTENTIAL PAYMENTS UPON TERMINATION

      The Company's executive officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. The executive officer would be entitled to twelve months salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2007 (March 31, 2007), and the price per share of the Company's common stock is the closing price on the OTCBB as of that date ($0.32). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the named executive officers as of year end, if they resigned for cause is as follows.

                          PAYMENTS DUE UPON TERMINATION

        Name
         and                 Twelve         Employee
      Principal              Months          Health           Car          Other
       Position              Salary         Insurance      Allowance      Benefits        Total
       --------             ---------       ---------      ---------      --------        -----
Bruce Mogel                 $ 360,000       $  16,286      $  12,000                    $ 388,286
Chief Executive Officer

Steven R. Blake             $ 350,000       $  16,286      $  12,000                    $ 378,286
Chief Financial Officer

Larry B. Anderson           $ 360,000       $  12,235      $  12,000                    $ 384,235
President

Daniel J. Brothman          $ 350,000       $  16,286      $  12,000                    $ 378,286
Senior Vice President,
Operations

Milan Mehta                 $ 250,000       $  16,286      $   9,600                    $ 275,886
Senior Vice President,
Contracts & Special Projects

COMPENSATION OF DIRECTORS

                              DIRECTOR COMPENSATION

                                      Fees Earned or
                Name                   Paid in Cash         Total
                                           ($)               ($)
        ----------------------------  --------------    -------------
        Ajay Meka, M.D.               $       32,000    $      32,000
        Maurice J. DeWald             $      128,000    $     128,000
        Syed Salman J. Naqvi, M.D.    $       48,500    $      48,500
        J. Fernando Niebla            $      127,750    $     127,750

      The current compensation for Directors is as follows:

            i. Cash - Each non-employee Director receives an annual retainer fee of $30,000 and an attendance fee of $1,500 for each Board meeting attended, and a separate $1,000 fee for each committee meeting attended. Committee Chairmen receive an additional annual retainer of $5,000;
            ii. Stock - A director who is not an employee or an owner of the company may receive options to purchase shares of IHHI stock at the direction of the Board. To date, none have been granted by the Board.
            iii. Travel Reimbursement - All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other IHHI activities are reimbursed by IHHI.
            iv. Mr. DeWald and Mr. Niebla are members of the Finance Committee, which has met extensively.

      Employee directors receive no compensation for Board service and the Company does not provide any retirement benefits to non-employee directors. Directors Shah and Mogel are not included above as all compensation paid to them is included in the Summary Compensation Table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The compensation committee consists of three of the Company's independent directors, Mr. Niebla, Mr. DeWald and Dr Naqvi. There are no interlocks between our executive officers and the members of the Compensation Committee.

COMPENSATION COMMITTEE REPORT

      THE INFORMATION CONTAINED IN THIS REPORT SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR "FILED" WITH THE SEC OR SUBJECT TO THE LIABILITIES OF
SECTION 18 OF THE EXCHANGE ACT, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO A DOCUMENT FILED UNDER THE SECURITIES ACT OR THE EXCHANGE ACT.

      The Compensation Committee of the Board of Directors has reviewed and discussed The Compensation Discussion and Analysis required by item 402(b) of Regulation S-K with management and based on sush review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended March 31, 2007. The members of the Compensation Committee making this recommendation are Mr. Niebla, Chair, and Mr. DeWald and Dr. Naqvi.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of July 3, 2007, unless otherwise noted, by:

            o each shareholder known to us to own beneficially more than 5% of our common stock;
            o each of our directors and each of our executive officers at March 31, 2007; and
            o all of our current directors and executive officers as a group.

      Except as otherwise noted below, the address of each person or entity listed on the table is 1301 North Tustin Avenue, Santa Ana, California 92705. The address of Dr. Kali Chaudhuri and William Thomas is 6800 Indiana Avenue, Suite 130, Riverside, CA 92506.

                        Security Ownership of Certain Beneficial Owners

                                                                          AMOUNT AND
                                                                          NATURE OF
                                                                          BENEFICIAL      PERCENTAGE
                                   NAME                                  OWNERSHIP (1)     OF TOTAL
----------------------------------------------------------------------   -------------    ----------
DIRECTORS AND EXECUTIVE OFFICERS
   Ajay Meka, M.D.                                                                   0            --
   Anil V. Shah, M.D. (1)                                                   59,098,430         43.1%
   Bruce Mogel (2)                                                          54,903,786         40.0%
   Syed Salman Naqvi, M.D.                                                           -            --
   Larry B. Anderson                                                         5,112,000          3.7%
PRINCIPAL SHAREHOLDERS (OTHER THAN THOSE NAMED ABOVE:
   Orange County Physicians Investment Network, LLC ("OC-PIN") (1)          59,098,430         43.1%
   Kali Chaudhuri M.D. (2)                                                  39,789,788         29.0%
   William E Thomas (2)                                                      9,748,498          7.1%

      (1) Dr. Anil Shah is co-manager and part owner of OC-PIN. Dr. Shah disclaims beneficial ownership of all shares held by OC-PIN except to the extent of his respective pecuniary interests therein.

      (2) Shares issued on July 3, 2007. Dr. Kali Chaudhuri and Mr. William E Thomas have entered into separate irrevocable proxies providing Bruce Mogel with limited voting rights over all of their shares. Accordingly all shares held by Dr. Kali Chaudhuri and Mr. William E Thomas are deemed beneficially owned by Bruce Mogel.

                        Security Ownership of Management

                                          AMOUNT AND
                                          NATURE OF
                                          BENEFICIAL     PERCENTAGE
                   NAME                   OWNERSHIP       OF TOTAL
        -----------------------------   -------------   ------------
        Ajay Meka, M.D.(1)                          0             --
        Anil V. Shah, M.D. (1)             59,098,430            43%
        Maurice J. DeWald                           -             --
        Jaime Ludmir, M.D.                          -             --
        Bruce Mogel (2)                    54,903,786            40%
        Syed Salman Naqvi, M.D. (1)                 -             --
        Larry B. Anderson                   5,112,000             4%
        Steven R. Blake                             -             --
        Daniel J. Brothman                          -             --
        Milan Mehta                                 -             --

        All current directors and
          executive officers as a group
          (10 persons)                    119,114,216            87%

      1) Dr, Ajay Meka, Dr. Anil Shah and Dr. Syed Salman Naqvi are co managers and part owners of OC-PIN. Dr. Shah, Dr. Naqvi and OC-PIN may be deemed to be a "group" for purposes of Section 13(d) (3) of the Securities Exchange Act of 1934. Dr. Shah and Dr. Naqvi each disclaim beneficial ownership of all shares held by OC-PIN except to the extent of their respective pecuniary interests therein.


      2) Dr. Kali Chaudhuri and Mr. William E Thomas have entered into separate irrevocable proxies providing Bruce Mogel with limited voting rights over all of their shares. Accordingly all shares held by Dr. Kali Chaudhuri and Mr. William E Thomas are deemed beneficially owned by Bruce Mogel.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

CERTAIN RELATIONSHIPS

      Milan Mehta, senior vice president contracts and special pricing, is the brother in law of Director Anil V. Shah.

TRANSACTIONS WITH RELATED PARTIES

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

      Also, on January 27, 2005, the Company entered into a Rescission, Restructuring and Assignment Agreement (the "Restructuring Agreement") with Kali
P. Chaudhuri, M.D., William E. Thomas, and Anil V. Shah, M.D. The Restructuring Agreement amended and canceled certain portions of an agreement under which Dr. Chaudhuri agreed to acquire stock in the Company. Also under the Restructuring Agreement, (i) OC-PIN agreed to pay or cause to be paid to Dr. Chaudhuri his escrow deposit of $10,000,000 plus accrued interest, and (ii) OC-PIN and Dr. Chaudhuri agreed to form a new real estate holding company to own and operate the Real Estate LLC, with Dr. Chaudhuri to own no more than 49% of the Real Estate LLC.

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

   o The Company would work to complete a new borrowing transaction; and

   o Upon receipt of at least $5,000,000 of new capital under the First Amendment, the Company would call a shareholders meeting to reelect directors.

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

   8. On September 12, 2006, the Company issued 3,625,114 shares of stock to OC-PIN in full resolution of the Stock Purchase Agreement.

      ACQUISITION DEBT - Effective March 3, 2005, in connection with the Acquisition, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80,000,000 of which $30,000,000 is in the form of a non revolving Line of Credit and $50,000,000 (less $5,000,000 repayment on December 12, 2005) is in the form of an Acquisition Loan (collectively, the "Obligations"). OC-PIN and PCHI were parties to the Credit Agreement and provided various guaranties and security interests to the lender.

      SECURED SHORT TERM NOTE - On December 12, 2005, the company entered into a credit agreement with the lender, whereby the lender loaned the Company $10.7 million. OC-PIN and PCHI were parties to the credit agreement for this financing and provided various guaranties and security interests to the lender.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES

      The Company's Human Resource policies provide guidance for Conflicts of Interest and their relation to the standards of ethical behavior expected of employees. The policies specifically require immediate written disclosure of any business, financial, or other relationship that either creates, or is perceived to create a conflict of interest. The Corporate Compliance Officer is responsible for monitoring compliance with this policy.

      As part of the quarterly disclosure control procedures, the Chief Financial Officer and Chief Executive Officer for each hospital disclose or certify that employees or officers have not acted in a manner inconsistent the Company policy related to Conflict of Interest. The Corporate CFO and Director of Internal Audit monitor certifications for potential disclosure events.

      Company policy requires the General Counsel review and approval of all contracts involving related parties, including contracts with related parties who are considered potential referral sources. The Audit Committee has requested that the General Counsel provide periodic updates of such transactions to the Committee.

      During the acquisition, the Company entered into agreements with the Medical Executive staff (MEC) at the largest hospital, Western Medical Center - Santa Ana (WMC-SA) requiring the MEC's' advance consent for all agreements involving hospital operations with related parties, excluding the lease arrangements between the company and PCHI. The same agreement was subsequently offered to each of the other hospitals' Medical Staffs, but not ultimately executed by them. Notwithstanding this fact, the Company applies the disclosure provisions applicable to WMC-SA to all of its facilities.

DIRECTOR INDEPENDENCE

      Directors DeWald, Meka, Naqvi and Niebla each satisfy the definition of "independent director" as established in the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO Seidman, LLP and by Ramirez International, which acted as independent auditors for the years ended March 31, 2007 and December 31, 2005, respectively and performed audit services for us during those periods. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our financial statements for the years ended March 31, 2007 and December 31, 2005, respectively.

                                 NATURE OF FEES

Fees incurred from BDO Seidman LLP:

                              For the year           For the three
                                 ended               months ended
                             March 31, 2007         March 31, 2006
                             --------------         --------------
Audit fees (financial)       $    1,400,000         $            -
Audit related fees                        -
Tax fees                                  -                      -
All other                                 -                      -
                             --------------         --------------

Total fees                   $    1,400,000         $            -
                             ==============         ==============

Fees incurred from Ramirez and Associates:

                              For the year            For the nine
                                 ended                months ended
                            December 31, 2005      September 30, 2006
                            -----------------      ------------------
Audit fees (financial)      $       1,237,194      $          199,726
Audit related fees                     26,011                       -
Tax fees                            1,593,270                       -
All other                                   -                       -
                                            -                       -
                            -----------------      ------------------
Total fees                  $       2,856,475      $          199,726
                            =================      ==================

      The Audit Committee of the Board of Directors pre-approves all audit and permissible non-audit services to be performed by the independent auditors. The Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the auditors' independence.

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

      Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each document filed with this report is marked with an asterisk (*). References to the "Commission" mean the U.S. Securities and Exchange Commission.
-------------- -----------------------------------------------------------------
Exhibit
Number         Description
------         -----------
-------------- -----------------------------------------------------------------
2.1            Asset Sale Agreement, dated September 29, 2004, by and among the
               Registrant and certain subsidiaries of Tenet Healthcare
               Corporation (AHM CGH, Inc., Health Resources Corporation of
               America - California, SHL/O Corp., and UWMC Hospital Corporation)
               (incorporated herein by reference from Exhibit 10.2 to the
               Registrant's Current Report on Form 8-K filed with the Commission on November 22, 2004).
-------------- -----------------------------------------------------------------
2.2            First Amendment to Asset Sale Agreement dated January 28, 2005, by and among the Registrant and certain subsidiaries of Tenet
               Healthcare Corporation (incorporated herein by reference from
               Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
-------------- -----------------------------------------------------------------
2.3            Second Amendment to Asset Sale Agreement, effective as of January
               1, 2005, by and among the Registrant and certain subsidiaries of
               Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K
               filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
2.4            Third Amendment to Asset Sale Agreement, effective as of March 8,
               2005, by and among the Registrant and certain subsidiaries of
               Tenet Healthcare Corporation (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K
               filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------

3.1 Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibits 3.3, 3.4 and 3.6 to Form 10-SB filed by the Registrant on December 16, 1997).
-------------- -----------------------------------------------------------------
3.2 Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to Registrant's Definitive Information Statement on Schedule 14C filed by the Registrant on October 20, 2004).
-------------- -----------------------------------------------------------------
3.3 Amended and Restated Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26,
               2005).
-------------- -----------------------------------------------------------------
4.4 Integrated Healthcare Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed by the Registrant on November 14, 2006).
-------------- -----------------------------------------------------------------
4.5            Form of Notice of Stock Option Award and Stock Option Agreement.
               (incorporated herein by reference from Exhibit 4.5 to the Registrant's Registration Statement under the Securities and Exchange Act of 1933 on Form S-8 filed with the Commission on February 2, 2007).
-------------- -----------------------------------------------------------------
10.1 Rescission, Restructuring and Assignment Agreement, dated January 27, 2005, by and among the Registrant, Kali P. Chaudhuri, M.D., William E. Thomas, Anil V. Shah, M.D., and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
-------------- -----------------------------------------------------------------
10.2 Stock Purchase Agreement, dated January28, 2006, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2005).
-------------- -----------------------------------------------------------------
10.3 Guaranty Agreement, dated as of March 3, 2005, by Orange County Physicians Investment Network, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from
               Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.4 Guaranty Agreement, dated as of March 3, 2005, by Pacific Coast Holdings Investments, LLC in favor of Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit
               99.4 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.5 Subordination Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).

-------------- -----------------------------------------------------------------
10.6 Credit Agreement, dated as of March 3, 2005, by and among the Registrant and its subsidiaries, Pacific Coast Holdings Investments, LLC and its members, and Medical Provider Financial Corporation II (incorporated herein by reference from Exhibit
               99.6 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.6.1 Amendment No. 1 to Credit Agreement, dated as of December 18, 2006, by and among Integrated Healthcare Holdings, Inc., WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation II (incorporated by reference to Exhibit
               99.1 to the Registrant's Report on Form 8-K filed on December 26,
               2006).
-------------- -----------------------------------------------------------------
10.6.2 Agreement to Forbear, dated as of December 18, 2006, by and among Integrated Healthcare Holdings, Inc., WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, Medical Provider Financial Corporation II, and Healthcare Financial Management & Acquisitions, Inc (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on December 26, 2006).
-------------- -----------------------------------------------------------------

-------------- -----------------------------------------------------------------
10.7 Form of $50 million acquisition note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.8 Form of $30 million line of credit note by the Registrant and its subsidiaries (incorporated herein by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.9 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.10 Employment Agreement with Bruce Mogel dated February 25, 2005 (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.11 Employment Agreement with Larry B. Anderson dated February 25, 2005 (incorporated herein by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.12 Employment Agreement with James T. Ligon dated February 25, 2005 (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.12.1 Severance Agreement with James T. Ligon dated January 20, 2006 (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 26, 2006).
-------------- -----------------------------------------------------------------
10.13 Employment Agreement with Milan Mehta, dated February 25, 2005 (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.14 Employment Agreement with Hari S. Lal dated February 25, 2004 (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.15 Employment Agreement with Daniel J. Brothman dated December 31, 2005 (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.16 Employment Agreement with Steve R. Blake dated March 21, 2005 (incorporated herein by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.16.1 Letter of Amendment to Employment Agreement of Steven R. Blake, dated as of February 14, 2007 (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 21, 2007).
-------------- -----------------------------------------------------------------
10.17          Employment Agreement with Dr. Anil Shah, dated March 7, 2005.
-------------- -----------------------------------------------------------------
10.18 Amendment to Employment Agreement dated August 5, 2006 by and among the Company and each of Anil V. Shah, Hari S. Lal, Bruce Mogel and Larry B. Anderson(incorporated herein by reference from
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006).
-------------- -----------------------------------------------------------------
10.19 Agreement to Forbear executed June 18, 2007. (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 19, 2007).
-------------- -----------------------------------------------------------------
10.20          Amendment No. 1 to Forbearance Agreement executed June 18, 2007.
               (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 19, 2007).
-------------- -----------------------------------------------------------------
21.1 The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.
-------------- -----------------------------------------------------------------
23.1           Consent of BDO, LLP
-------------- -----------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------



      The following financial statement schedule is the only schedule required to be filed under the applicable accounting regulations of the Securities and Exchange Commission.

                                                INTEGRATED HEALTHCARE HOLDINGS, INC.
                                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                                         [amounts in '000's]


                                                                              BALANCE AT
                                                                             BEGINNING OF                               BALANCE AT
PERIOD                                     DESCRIPTION                          PERIOD       ADDITIONS    DEDUCTIONS   END OF PERIOD
------                                     -----------                          ------       ---------    ----------   -------------

Accounts Receivable:
      Year ended March 31, 2007            Allowance for doubtful accounts    $    2,463    $   35,169    $   35,277    $    2,355
      Three months ended March 31, 2006    Allowance for doubtful accounts    $    3,148    $    8,330    $    9,015    $    2,463
      Year ended December 31, 2005         Allowance for doubtful accounts    $       --    $   37,349    $   34,201    $    3,148
      Year ended December 31, 2004         Allowance for doubtful accounts    $       --    $       --    $       --    $       --

Deferred tax assets:
      Year ended March 31, 2007            Valuation allowance                $   19,041    $   14,684    $       --    $   33,725
      Three months ended March 31, 2006    Valuation allowance                $   14,775    $    4,266    $       --    $   19,041
      Year ended December 31, 2005         Valuation allowance                $      800    $   13,975    $       --    $   14,775
      Year ended December 31, 2004         Valuation allowance                $       41    $      759    $       --    $      800

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: July 16, 2007                    /s/ Bruce Mogel
                                        ----------------------------------------
                                        Bruce Mogel
                                        Chief Executive Officer
                                        (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: July 12, 2007                    /s/ Ajay Meka, M.D.
                                        ----------------------------------------
                                        Ajay Meka, M.D
                                        Chairman of the Board of Directors


Dated: July 12, 2007                    /s/ Bruce Mogel
                                        ----------------------------------------
                                        Bruce Mogel
                                        Director and Chief Executive Officer
                                        (Principal Executive Officer)



Dated: July 12, 2007                    /s/ Maurice J. DeWald
                                        ----------------------------------------
                                        Maurice J. DeWald
                                        Director


                                        Hon. Robert Jamison
                                        ----------------------------------------
                                        Hon. Robert Jamison
                                        Director


Dated: July 12, 2007                    /s/ Syed S. Naqvi, M.D.
                                        ----------------------------------------
                                        Syed S. Naqvi, M.D.
                                        Director


Dated: July 12, 2007                    /s/ J. Fernando Niebla
                                        ----------------------------------------
                                        J. Fernando Niebla
                                        Director


Dated: July 12, 2007                    /s/ Anil V. Shah, M.D.
                                        ----------------------------------------
                                        Anil V. Shah, M.D.
                                        Director

Report of Independent Registered Public Accounting Firm


Board of Directors
Integrated Healthcare Holdings, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheet of Integrated Healthcare Holdings, Inc. and consolidated entities (the "Company") as of March 31, 2007 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the three months ended March 31, 2006 and for the year ended March 31, 2007. We have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31 2007, and the results of its operations and its cash flows for the three months ended March 31, 2006 and for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the three months ended March 31, 2006 and the year ended March 31, 2007.

We also have audited the adjustment described in Note 2 that was applied to restate the consolidated financial statements as of and for the year ended December 31, 2005 to correct an error. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements as of and for the year ended December 31, 2005 of the Company other than with respect to the adjustment, and accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of and for the year ended December 31, 2005 taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficit and a net capital deficiency at March 31, 2007. In addition, all of the Company's debt matured as of March 31, 2007 and the Company is currently operating under a ninety day Forbearance Agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective September 30, 2006, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS."


BDO Seidman, LLP
Costa Mesa, California
July 13, 2007

Report of Independent Registered Public Accounting Firm


The Board of Directors of
Integrated Healthcare Holdings, Inc.:

We have audited, before the effects of the adjustment for correction of the error described in Note 2, the accompanying consolidated balance sheet of Integrated Healthcare Holdings, Inc. and consolidated entities (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, based on our audits and except for the error described in Note 2, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by BDO Seidman, LLP.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses and, as of December 31, 2005, had a substantial stockholders' deficiency. Further, the Company has substantial balances of notes payable which, under the terms of the agreements, are scheduled to mature during 2006 and early in 2007. The Company has not identified alternate sources of capital to meet its refinancing requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
July 11, 2006
Irvine, California

                                     INTEGRATED HEALTHCARE HOLDINGS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     [amounts in '000's except par value]

                                                                                 December 31, 2005
                                                              March 31, 2007    [restated See Note 2]
                                                              --------------    ---------------------
Current assets:
      Cash and cash equivalents                                    $   7,844               $  13,916
      Restricted cash                                                  4,968                   4,972
      Accounts receivable, net of allowance for doubtful
           accounts of $2,355 at March 31, 2007                       19,370                  15,975
           and $3,148 at December 31, 2005
      Security reserve funds                                           7,990                  14,217
      Deferred purchase price receivable                              16,975                   9,338
      Inventories of supplies                                          5,944                   5,720
      Due from governmental payers                                     1,378                   3,025
      Prepaid expenses and other current assets                        8,097                   6,694
                                                                   ---------               ---------
               Total current assets                                   72,566                  73,857

Property and equipment, net                                           58,172                  59,431
Debt issuance costs, net                                                  --                   1,141
                                                                   ---------               ---------

               Total assets                                        $ 130,738               $ 134,429
                                                                   =========               =========

Current liabilities:
      Debt, current                                                $  72,341               $      --
      Accounts payable                                                41,443                  26,836
      Accrued compensation and benefits                               12,574                  12,533
      Warrant liability, current                                      14,906                  10,700
      Due to governmental payers                                         922                      --
      Other current liabilities                                       20,687                  15,725
                                                                   ---------               ---------

               Total current liabilities                             162,873                  65,794

Debt - noncurrent                                                         --                  70,331
Capital lease obligations                                              5,834                   4,961
Warrant liability                                                         --                  21,065
Minority interest in variable interest entity                          1,716                   3,342
                                                                   ---------               ---------

               Total liabilities                                     170,423                 165,493
                                                                   ---------               ---------

Commitments, contingencies and subsequent events

Stockholders' deficiency:
      Common stock, $0.001 par value; 250,000 shares authorized; 116,304 shares and 83,932 shares issued and outstanding at
           March 31, 2007 and                                            116                      84
           December 31, 2005, respectively
      Additional paid in capital                                      25,589                  16,126
      Accumulated deficit                                            (65,390)                (47,274)
                                                                   ---------               ---------

               Total stockholders' deficiency                        (39,685)                (31,064)
                                                                   ---------               ---------

               Total liabilities and stockholders' deficiency      $ 130,738               $ 134,429
                                                                   =========               =========


         The accompanying notes are an integral part of these consolidated financial statements

                                                     F-4





                                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           [amounts in '000's except per share amounts]

                                                                                                                  For the
                                                                    For the years ended                       three months ended
                                                -------------------------------------------------------------------------------
                                               March 31, 2007       December 31, 2005    December 31, 2004     March 31, 2006
                                                -------------        -----------------    -----------------     --------------
                                                                   [restated See Note 2]                     [restated See Note 19]

Net operating revenues                            $ 350,672             $ 283,698             $      --             $  86,645
                                                  ---------             ---------             ---------             ---------

Operating Expenses:
         Salaries and benefits                      194,865               153,574                    --                48,731
         Supplies                                    49,577                39,250                    --                12,066
         Provision for doubtful accounts             35,169                37,349                    --                 8,330
         Other operating expenses                    66,229                58,716                 1,840                16,711
         Loss on sale of accounts receivable         10,388                 8,470                    --                 2,808
         Depreciation and amortization                2,495                 2,178                    --                   673
                                                  ---------             ---------             ---------             ---------
                                                    358,723               299,537                 1,840                89,319
                                                  ---------             ---------             ---------             ---------

Operating loss                                       (8,051)              (15,839)               (1,840)               (2,674)
                                                  ---------             ---------             ---------             ---------
Other expense (income):
         Interest expense                            12,515                 9,925                    --                 3,217
         Common stock warrant expense                   693                17,604                    --                    --
         Change in fair value of derivative            (133)                3,460                    --                (8,218)
                                                  ---------             ---------             ---------             ---------
                                                     13,075                30,989                    --                (5,001)
                                                  ---------             ---------             ---------             ---------
Income (loss) before provision for income
      taxes and minority interest                   (21,126)              (46,828)               (1,840)                2,327
         Provision for income taxes                      (5)                   (5)                   --                    (5)
         Minority interest in variable
             interest entity                            593                 1,658                    --                   100
                                                  ---------             ---------             ---------             ---------

Net income (loss)                                 $ (20,538)            $ (45,175)            $  (1,840)            $   2,422
                                                  =========             =========             =========             =========

Per share data:
      Income (loss) per common share
         Basic                                    $   (0.23)            $   (0.50)            $   (0.09)            $    0.03
         Diluted                                  $   (0.23)            $   (0.50)            $   (0.09)            $    0.02
      Weighted average shares outstanding
         Basic                                       90,291                90,330                19,987                84,281
         Diluted                                     90,291                90,330                19,987               127,228

                   The accompanying notes are an integral part of these consolidated financial statements

                                                               F-5





                                          INTEGRATED HEALTHCARE HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                   [amounts in '000's]


                                                                            Additional
                                            Common Stock                      Paid-in       Accumulated
                                               Shares         Amount          Capital         Deficit           Total
                                               ------         ------          -------         -------           -----
Balance, December 31, 2003                     19,380        $     19        $    551        $   (219)        $    351

Issuance of debt for the acquisition
      of MMG                                       --              --              --             (40)             (40)
Issuance of common stock for
      cash at $0.25 per share                     200              --              50              --               50
Issuance of common stock for
      cash at $0.50 per share                   1,200               1             589              --              590
Net loss                                           --              --              --          (1,840)          (1,840)
                                             --------        --------        --------        --------         --------

Balance, December 31, 2004                     20,780              20           1,190          (2,099)            (889)

Issuance of common stock for
      cash at $0.50 per share                   1,179               1             598              --              599
Issuance of common stock for
      cash to OC-PIN                           61,973              63          14,338              --           14,401
Net Loss [restated See Note 2]                     --              --              --         (45,175)         (45,175)
                                             --------        --------        --------        --------         --------

Balance, December 31, 2005 [restated]          83,932              84          16,126         (47,274)         (31,064)
      (See Note 2)
Issuance of common stock
      to OC-PIN                                 3,625               3             129              --              132
Options issued to vendor                           --              --             164              --              164
Exercise of warrant                            28,747              29           9,170              --            9,199
Net income for the three months
      ended March 31, 2006                         --              --              --           2,422            2,422
Net loss for the year
      ended March 31, 2007                         --              --              --         (20,538)         (20,538)
                                             --------        --------        --------        --------         --------

Balance, March 31, 2007                       116,304        $    116        $ 25,589        $(65,390)        $(39,685)
                                             ========        ========        ========        ========         ========


              The accompanying notes are an integral part of these consolidated financial statements

                                                          F-6





                                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        [amounts in '000's]


                                                                                                                    For the
                                                                         For the year ended                    three months ended
                                                         ---------------------------------------------------------------------------
                                                         March 31, 2007   December 31, 2005   December 31, 2004   March 31, 2006
                                                         --------------   -----------------   -----------------   --------------
                                                                        [restated See Note 2]                  restated See Note 19]
Cash flows from operating activities:
Net income (loss)                                             $(20,538)            $(45,175)       $ (1,840)        $  2,422
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment      2,495                2,133              62              673
    Provision for doubtful accounts                             35,169               37,349              --            8,330
    Amortization of debt issuance costs and intangible assets      900                  837              --              241
    Common stock warrant expense                                   693               17,604              --               --
    Change in fair value of derivative                            (133)               3,460              --           (8,218)
    Non cash forgiveness of debt                                    --                   --             (60)              --
    Minority interest in net loss of variable interest entity     (593)              (1,658)             --             (100)
Changes in operating assets and liabilities:
    Accounts receivable                                        (40,212)             (53,324)             --           (6,682)
    Security reserve funds                                       6,798              (14,217)             --             (571)
    Deferred purchase price receivable                          (2,620)              (9,338)             --           (5,017)
    Inventories of supplies                                       (158)                 299              --              (66)
    Due from governmental payers                                 5,209               (3,025)             --           (3,562)
    Prepaid expenses and other current assets                    3,808               (4,215)            (11)             247
    Accounts payable                                            12,710               26,679             130            1,897
    Accrued compensation and benefits                              990               11,733             800             (949)
    Due to governmental payers                                     652                   --              --              270
    Other current liabilities                                   (2,647)              15,640              --            2,311
                                                              --------             --------        --------         --------

       Net cash provided by (used in) operating activities       2,523              (15,218)           (919)          (8,774)
                                                              --------             --------        --------         --------

Cash flows from investing activities:
    Acquisition of hospital assets                                  --              (63,172)         (1,142)              --
    Decrease (increase) in restricted cash                           4               (4,972)             --               --
    Proceeds from minority interest in PCHI                         --                5,000              --               --
    Acquisition of subsidiary, net of cash acquired                 --                   --               9               --
    Additions to property and equipment                           (644)                (564)            (21)             (83)
                                                              --------             --------        --------         --------

       Net cash used in investing activities                      (640)             (63,708)         (1,154)             (83)
                                                              --------             --------        --------         --------

Cash flows from financing activities:
    Proceeds from long term debt                                    --               50,000           1,264               --
    Long term debt issuance costs                                   --               (1,933)             --               --
    Proceeds from secured notes payable                          2,010               10,700              --               --
    Variable interest entity distribution                         (732)                  --              --             (201)
    Drawdown from line of credit                                    --               25,331              --              132
    Issuance of common stock                                        --               15,000             640               --
    Advances from shareholders                                      --                   --              73               --
    Repayments of debt                                              --               (6,264)           (100)              --
    Payments on capital lease obligation                          (287)                 (62)             --              (20)
                                                              --------             --------        --------         --------

       Net cash provided by (used in) financing activities         991               92,772           1,877              (89)
                                                              --------             --------        --------         --------

Net increase (decrease) in cash and cash equivalents             2,874               13,846            (196)          (8,946)
Cash and cash equivalents, beginning of period                   4,970                   70             266           13,916
                                                              --------             --------        --------         --------

Cash and cash equivalents, end of period                      $  7,844             $ 13,916        $     70         $  4,970
                                                              ========             ========        ========         ========

                   The accompanying notes are an integral part of these consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss (in thousands) of $20,538 for the year ended March 31, 2007 and has a working capital deficit (in thousands) of $90,307 at March 31, 2007. All of the Company's debt matured prior to year end and the Company is currently operating under a ninety day Forbearance Agreement with its lenders to obtain new financing (see Note 18).

         These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business as a going concern (see Note 18). The Company has received increased reimbursements from governmental payers over the past year and is aggressively seeking to obtain future increases. The Company is seeking to reduce operating expenses while continuing to maintain service levels. There can be no assurance that the Company will be successful in obtaining a new financing agreement, improving reimbursements or reducing operating expenses.

         DESCRIPTION OF BUSINESS - The Company was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. Aquachlor Marketing never engaged in business activities. In December 1988, Aquachlor Marketing merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. The Nevada Corporation became the surviving entity and changed its name to Deltavision, Inc. In March 1997, Deltavision, Inc. received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, First Deltavision, Inc. changed its name to Integrated Healthcare Holdings, Inc. In these consolidated financial statements, the Company refers to Integrated Healthcare Holdings, Inc. and its subsidiaries.

         Prior to March 8, 2005, the Company was a development stage enterprise with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and completed the transaction on March 8, 2005 (the "Acquisition"). The Hospitals are:

         o        282-bed Western Medical Center in Santa Ana;
         o        188-bed Western Medical Center in Anaheim;
         o        178-bed Coastal Communities Hospital in Santa Ana; and
         o        114-bed Chapman Medical Center in Orange.

         The Company enters into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet's negotiated rate agreements were assigned to the Hospitals. The Company received Medicare provider numbers in April 2005 and California State Medicaid Program provider numbers were received in June 2005.

         CHANGE IN FISCAL YEAR - On December 21, 2006, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The Board of Directors believes this is in the best interest of the Company's shareholders, because this corresponds with the completion of the first full twelve months of operations of the Hospitals, that were acquired by the Company on March 8, 2005, and this change will likely reduce the Company's fiscal year end accounting and compliance costs. This annual report includes consolidated Balance Sheets as of March 31, 2007 and December 31, 2005, and consolidated Statements of Operations, Changes in Stockholders Deficiency, and Cash Flows for the years ended March 31, 2007, December 31, 2005 and 2004 and for the three months ended March 31, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


         Condensed Unaudited information for the three months ended March 31, 2005 is as follows (in thousands except per share amounts):


Results from operations:

     Net operating revenues                         $ 21,747
     Operating expenses                              (22,788)
                                                    --------
     Operating loss                                   (1,041)

     Interest expense-net                                666
     Common stock warrant expense                     17,215
     Income tax provision                                944
     Minority interest                                    (9)
                                                    --------

     Net loss                                       $(19,857)
                                                    ========
     Loss per common share
                   basic and diluted                $  (0.22)


Statement of cash flows:

     Net loss                                       $(19,857)
     Adjustments for non-cash charges                 17,531
     Changes in working capital                       (3,826)
                                                    --------

     Cash used in operations                          (6,152)
     Cash flows used in investing activities         (63,172)
     Cash flows from financing activities             75,668
                                                    --------
     Net increase in cash                              6,344
     Cash beginning of period                             70
                                                    --------
     Cash end of period                             $  6,414
                                                    ========


         RECLASSIFICATION FOR PRESENTATION - Certain amounts previously reported have been reclassified to conform to the current year's presentation. The provision for doubtful accounts has been shown separately on the consolidated statement of cash flows. The calculation of the estimated amount of charity care has been updated to conform to the current presentation. Cash in the Company's lockbox at December 31, 2005 has been reclassified to Security Reserve Funds, to conform to the current presentation.

         CONCENTRATION OF CREDIT RISK - The Company secures all of its working capital from the sale of accounts receivable and obtained all of its debt from affiliates of Medical Capital Corporation and, thus, is subject to significant credit risk if they are unable to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

          Essentially all Net Operating Revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65% of the Net Operating Revenues for the year ended March 31, 2007, 73% of Net Operating Revenues for the three months ended March 31, 2006 and 74% of the Net Operating Revenues for the year ended December 31, 2005.

         CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 15), is a variable interest entity as defined in Financial Accounting Standards Board Interpretation Number (FIN) No. 46R and, accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.
         All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and prevailing practices for investor owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

         REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and, therefore, are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what our Hospitals charge all other patients prior to the application of discounts and allowances.

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically, at year end, and at the time the cost report is filed with the fiscal intermediary. Typically, no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. During the year ended March 31, 2007 the Company recorded approximately $394 thousand of additional reductions of revenue for Final Notices of Program Reimbursement received during the year. There were no final Notices of Program Reimbursement during the three months ended March 31, 2006 or the year ended December 31, 2005. The Company has established settlement receivables as of March 31, 2007 and December 31, 2005 (in thousands) of $909 and $2,273, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups (DRG) prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to hospital specific costs, must exceed the prospective (includes the DRG base payment, indirect medical education payment, disproportionate share payment and new technology add on payment) payment rate for the case by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United State Department of Health and Human Services (CMS). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments (Outlier Percentage). The Outlier Percentage of payments is determined by dividing total outlier payments by the sum of prospective and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing both the number of cases that qualify for outlier payments, and the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2006 was an increase from $23,600 to $24,485. CMS projects this will result in an Outlier Payment Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recently filed Medicare cost report.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the year ended March 31, 2007 the Company recorded approximately $1,919 thousand of additional revenue for a Final Notice of Program Reimbursement received. As of March 31, 2007 and December 31, 2005, the Company recorded reserves for excess outlier payments due to the difference between the Hospital's actual cost to charge rates and the statewide average in the amount (in thousands) of $1,831 and $2,170, respectively. These reserves are offset against the third party settlement receivables and are included in due to governmental payers as a net payable (in thousands) of $922 as of March 31, 2007 and as a net receivable (in thousands) of $104 included in due from governmental payers as of December 31, 2005.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the years ended March 31, 2007, and December 31, 2005 and 2004 the Hospitals received payments (in thousands) of $24,526, $11,022 and $-0- respectively. The increase is the result of the State becoming more current in their payments and the timing of the State's payments. During the three months ended March 31, 2006 the Hospitals received payments (in thousands) of $575. The related revenue recorded for the years ended March 31, 2007, and December 31, 2005 and 2004, and the three months ended March 31, 2006 was (in thousands) $17,897, $13,943, $-0-, and $4,240, respectively.

         Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient by patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. At the end of each month, the Hospitals estimate the expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although the Hospitals do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% to 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program (MEP) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2007 and December 31, 2005 and 2004 were approximately $8.1 million, $2.9 million and $-0-, respectively, and for the three months ended March 31, 2006 were approximately $1.5 million.

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

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their
                                      F-11

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

         TRANSFERS OF FINANCIAL ASSETS - The Company sells substantially all of its billed accounts receivable to a financing company (see Note 4). The Company accounts for its sale of accounts receivable (see Note 4) in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- A replacement of SFAS No. 125". A transfer of financial assets in which the Company has surrendered control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Control over transferred assets is surrendered only if all of the following conditions are met:

         1. The transferred assets have been isolated from the transferor (i.e., they are beyond the reach of the transferor and its creditors);
         2.       Each transferee has the unconditional right to pledge or
                  exchange the transferred assets it received; and
         3.       The Company does not maintain effective control over the
                  transferred assets either (a) through an agreement that entitles and obligates the transferor to repurchase or redeem the transferred assets before their maturity or (b) through the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

         If a transfer of financial assets does not meet the criteria for a sale as described above, the Company and transferee account for the transfer as a secured borrowing with pledge of collateral, and accordingly the Company is prevented from derecognizing the transferred financial assets. Where derecognizing criteria are met and the transfer is accounted for as a sale, the Company removes financial assets from the consolidated balance sheet and a net gain is recognized in income at the time of sale.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         Cash held in the Company's bank accounts as of March 31, 2007 and December 31, 2005, collected on behalf of the buyer of accounts receivable, is not included in the Company's cash and cash equivalents.

         RESTRICTED CASH - Restricted cash consists of amounts deposited in short term time deposits with a commercial bank to collateralize the Company's obligations pursuant to certain agreements. A certificate of deposit for $4.4 million is pledged to a commercial bank that issued a standby letter of credit for $4.2 million in favor of an insurance company that is the administrator of the Company's self-insured workers compensation plan. A certificate of deposit for $552 (in thousands) is pledged as a reserve under the Company's capitation agreement with CalOptima.

         INVENTORIES OF SUPPLIES- Inventories consist of supplies valued at the lower of average cost or market.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The Company uses the straight-line method of depreciation for buildings and improvements, and equipment over their estimated useful lives of 25 years and 3 to 15 years, respectively.

         DEBT ISSUANCE COSTS -These deferred charges related to credit agreement fees (Note 8) and were amortized over the related lives of the agreements.

         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by management to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at March 31, 2007.

         MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. The Company receives payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

         In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported (IBNR) for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims recorded in the Company's results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the years ended March 31, 2007 and December 31, 2005 and 2004 were approximately $1.3 million, $3.2 million and $-0-, respectively, and for the three months ended March 31, 2006 were approximately $1.4 million. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment" requires companies to record compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has adopted SFAS No. 123R. As of March 31, 2007 no stock options have been granted under the Company's stock incentive plan.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and long term debt. The recorded carrying value of such financial instruments approximates a reasonable estimate of their fair value.

         To finance the Acquisition, the Company entered into agreements that contained warrants (see Notes 8 and 11), which are required to be accounted for as derivative liabilities in accordance with SFAS No. 133. A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts ("embedded derivatives") and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company may engage in complex transactions in the future that also may contain embedded derivatives. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.

         WARRANTS - In connection with its Acquisition of the Hospitals, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, SFAS No. 150 and EITF No. 00-19 (see Notes 8 and 11).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         INCOME [LOSS] PER COMMON SHARE - Income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Due to the losses from operations incurred by the Company, the anti-dilutive effect of warrants has been excluded in the calculations of diluted loss per share for those periods presented in the accompanying Consolidated Statements of Operations with net losses.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109. Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recorded against deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

         SEGMENT REPORTING - The Company operates in one line of business, the provision of health care services through the operation of general hospitals and related health care facilities. The Company's Hospitals generated substantially all of its net operating revenues during the periods since the Acquisition.

         The Company's four general Hospitals and related health care facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. This region is an operating segment, as defined by SFAS No. 131. In addition, the Company's general Hospitals and related health care facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

         SUPPLEMENTAL CASH FLOW INFORMATION

         Interest paid during the years ended March 31, 2007 and December 31, 2005 and 2004 was (in thousands) $12,158, $9,224, and $-0-, respectively. Interest paid during the three months ended March 31, 2006 was (in thousands) $2,605.

         The Company made cash payments (in thousands) for taxes of $5 during the year ended March 31, 2007, $1,400 during the year ended December 31, 2005 and $5 during the three months ended March 31, 2006.

         The Company entered into new capital lease obligations of (in thousands) $749 and $5,109 during the years ended March 31, 2007 and December 31, 2005. The Company revised its initial estimate of a capital lease obligation by (in thousands) $437 during the three months ended March 31, 2006. The Company rescinded a secured promissory note for the return of a deposit on hospital assets of (in thousands) $10,000 during the year ended December 31, 2005. The Company had a non cash exercise of a warrant of (in thousands) $9,199 during the year ended March 31, 2007. During the year ended March 31, 2007 the Company recorded the non cash issuance of options to a vendor with a value (in thousands) of $164.

         RECENTLY ENACTED ACCOUNTING STANDARDS - In November 2004, the FASB issued SFAS No. 151, Inventory Pricing ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations or financial position.

         In November 2005, the FASB issued Staff Positions ("FSPs") Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other than temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. The adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company's consolidated results of operations or financial position.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155, among other things: permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial
                                      F-14

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has evaluated the effect of adopting this statement and concluded that it will not have a material effect on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of either the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

         In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6"), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the circumstances in which a tax benefit may be recorded with respect to uncertain tax positions. The Interpretation provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of such tax benefits that may be recorded. Under the provisions of FIN 48, tax benefits associated with a tax position may be recorded only if it is more likely than not that the claimed tax position will be sustained upon audit. The statement is effective for years beginning after December 15, 2006. The Company adopted FIN No. 48 as of April 1, 2007. The adoption of this interpretation will not have a material effect on the Company's consolidated results of operations or consolidated financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS No. 157 will be adopted during the first interim quarterly period of fiscal 2008. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated results of operations or consolidated financial position.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R). Under this SFAS, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as "benefit plans") on their balance sheets. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 did not have a material impact on the Company's consolidated results of operations or financial position.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. The Company will adopt SFAS 159 in the first interim quarterly period of fiscal 2008 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - CORRECTION OF ERROR

         In September, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the interim quarterly period ended September 30, 2006. The effect of adopting this statement was considered in evaluating the impact of an error that was identified during October, 2006 in the overstatement (in thousands) of net operating revenues and accounts receivable by $617 that existed at December 31, 2005. The error was the result of an incorrect account reconciliation, not a matter of estimation. The overstatement of accounts receivable, net operating revenues, and the related understatement of income
(loss) before minority interest and provision for income taxes, and net loss, accumulated deficit and stockholders' deficiency by (in thousands) $617 was determined by the Company to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2005 in accordance with Staff Accounting Bulletin No. 108. However, in accordance with the dual approach outlined in SAB 108, the amounts included in these consolidated financial statements as of and for the year ended December 31, 2005 have been restated to reflect the correction.

         The following table sets forth the amounts as originally reported in the consolidated balance sheet as of December 31, 2005 and statement of operations for the year ended December 31, 2005 and the effects of the correction of the error as described above (in thousands):

                                          As previously
                                            reported        As restated
                                            --------        -----------
Balance Sheet:
     Accounts receivable                   $  16,592         $  15,975
     Total assets                          $ 135,046         $ 134,429
     Accumulated deficit                   $ (46,657)        $ (47,274)
     Total stockholders' deficiency        $ (30,447)        $ (31,064)

Loss per common share                      $   (0.49)        $   (0.50)


NOTE 3 - ACQUISITION

         On March 8, 2005, the Company completed its acquisition of four Orange County, California hospitals and associated real estate, from Tenet. The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals:
         i. a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center;
         ii. a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA;
         iii. a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA;
         iv. a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and
         v.       equipment and contract rights.

          Subsequently the Company entered into a sale leaseback transaction for substantially all of the real estate with PCHI (see additional information at Note 15).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The purchase price, after all purchase price adjustments, of the Acquisition amounted to (in thousands) $66,247. The fair value of the assets acquired and related costs consisted of the following (in thousands):

          Property and equipment        $55,834
          Inventories                     6,019
          Prepaid expenses                2,461
                                        -------
                                         64,314
          Debt issuance costs             1,933
                                        -------
                                        $66,247
                                        =======

         The Company financed the Acquisition and related financing costs (see
Note 8) by obtaining a $50 million Acquisition Loan, drawing $3 million on a working capital line of credit, selling shares of the Company's common stock for $10.1 million, and receiving $5 million in proceeds from minority investments in PCHI.

         The following unaudited supplemental pro forma information represents the Company's consolidated results of operations as if the Acquisition had occurred on January 1, 2004 and after giving effect to certain adjustments including interest expense, depreciation expense, and related tax effects. In addition, the following unaudited pro forma information includes the nonrecurring items related to the issuance of 74,700,000 common stock warrants (Note 11), which resulted in an expense of $17,604,292 that the Company recorded during the year ended December 31, 2005 and restructuring charges of $3,147,000 incurred by Tenet during the three months ended March 31, 2005. Such unaudited pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2004 or future operating results (in thousands except per share amounts).

                              PRO FORMA (UNAUDITED)
                               For the Years ended

                                            December 31, 2005  December 31, 2004
                                            -----------------  -----------------
Net operating revenues                         $ 338,994        $ 314,752
Net loss                                       $ (59,464)       $  42,747)
Per share data:
   Basic and fully diluted loss per common
   share                                       $   (0.71)       $   (0.52)
   Weighted average shares outstanding            83,817           81,960


NOTE 4 - ACCOUNTS PURCHASE AGREEMENT

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see Note 8). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA provides for the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration.

         The accounts receivable are sold weekly based on separate bills of sale for each Hospital. The purchase price is comprised of two components, the advance rate amount and the Deferred Purchase Price Receivable amount. The advance rate amount is based on the buyer's appraisal of accounts receivable accounts. The buyer's appraisal is developed internally by the buyer and does not necessarily reflect the net realizable value or the fair value of the accounts receivable sold. At the time of sale, the Buyer advances 95% of the buyers appraised value (the "95% Advance"; increased from 85% at Buyer's election effective January 1, 2006) on eligible accounts to the Company and holds the remaining 5% as part of the security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 15% (the "15% Cap", decreased from 25% at Buyer's election effective March 31, 2006) of the aggregate advance rate amount, as defined, of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the advance rate amount of each tranche of accounts receivable accounts purchased until closed based on application of cash collections up to the advance rate amount for that tranche, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. The Company holds cash

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

collected in its lockbox in a fiduciary role for the Buyer and records the cash as part of Security Reserve Funds. Collections are applied by the buyer on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase until the tranche is closed. The agreement further provides that if the amount collected (as to each Account purchased within 180 days of the Billing Date on any Account (including Substitute Assets) purchased by Buyer be less than the amount of its Adjusted Value, then such seller shall remit to Buyer the amount of such difference between the Adjusted Value of the Account and the amount actually collected on such Account by Buyer as the repurchase price for such accounts. If the Seller fails to repurchase such accounts, the Buyer shall deduct this from the Advance Rate Amount and Deferred Purchase Price otherwise payable for all accounts with respect to any purchase, an amount equal to the Adjusted Value of such uncollected account less the deferred portion of the purchase price thereof, thereby closing the tranche. These provisions have not been applied in the contract to date due to the more timely closure of tranches.

         Collections in excess of the advance rate amount are credited by the buyer to Security Reserve Funds and ultimately released to the Company to pay down the Deferred Purchase Price Receivable. The Deferred Purchase Price Receivable approximates fair value and represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the advance rate amount. In determining the fair value of the Deferred Purchase Price Receivable recorded upon sales of accounts receivable accounts under the Accounts Purchase Agreement, the key assumption used was the application of a short-term discount rate. If the discount rate applied increased by 10%, the adverse effect on the Deferred Purchase Price Receivable and related loss on sale of accounts receivable would be insignificant. The Deferred Purchase Price Receivable is unsecured.

         From inception of the APA through March 31, 2007, the buyer has advanced approximately $501 million to the Company through the APA. In addition, the Company has received approximately $41.7 million in reserve releases from inception through March 31, 2007. Payments posted on sold receivables approximated $524 million. Advances net of payment and adjustment activity, cumulatively through March 31, 2007 and December 31, 2005 were $7.0 million and $8.8 million respectively. Transaction fees incurred for the same periods were $9.3 million and $3.3 million respectively.

         The following table reconciles accounts receivable at March 31, 2007 and December 31, 2005, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                                                          March 31, 2007                 December 31, 2005
                                                  As reported       Pro Forma       As reported      Pro Forma
                                                  -----------       ---------       -----------      ---------
Accounts receivable
     Governmental                                   $  7,958         $ 25,621         $ 10,395         $ 23,772
     Non-governmental                                 13,767           51,229            8,728           45,564
                                                    --------         --------         --------         --------
                                                      21,725           76,850           19,123           69,336
Less allowance for doubtful accounts                  (2,355)         (16,267)          (3,148)         (17,723)
                                                    --------         --------         --------         --------
     Net patient accounts receivable                  19,370           60,583           15,975           51,613
                                                    --------         --------         --------         --------
Security reserve funds                                 7,990               --           14,217               --
Deferred purchase price receivables                   16,975               --            9,338               --
                                                    --------         --------         --------         --------
     Receivable from Buyer of accounts                24,965               --           23,555               --
Advance rate amount in excess of collections              --           (6,957)              --           (8,753)
Transaction Fees deducted from Security
     Reserve Funds                                        --           (9,291)              --           (3,330)
                                                    --------         --------         --------         --------
                                                    $ 44,335         $ 44,335         $ 39,530         $ 39,530
                                                    ========         ========         ========         ========

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company's management believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules. As of March 31, 2007 as shown above in the difference between the accounts receivable - governmental as reported versus proforma amounts, the Company had (in thousands) $17,662 in governmental accounts receivable that had been reported as sold which were subject to the foregoing limitation.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The Company records estimated Transaction Fees and estimated servicing expense related to the sold accounts receivable at the time of sale. The estimated servicing liability is recorded at cost which approximates fair value of providing such services. The loss on sale of accounts receivable is comprised of the following (in thousands):

                                                                                                 For the
                                                              For the Year Ended            Three Months Ended
                                                       March 31, 2007    December 31, 2005    March 31, 2006
                                                       --------------    -----------------    --------------
Transaction Fees deducted from Security
    Reserve Funds - closed purchases                      $ 4,568            $ 3,330            $ 1,394
Accrued Transaction Fees - open purchases                     262                863                108
                                                          -------            -------            -------
    Total Transaction Fees incurred                         4,830              4,193              1,502
                                                          -------            -------            -------
Servicing expense for sold accounts receivable
     - closed purchases                                     5,525              3,597              1,231
Accrued servicing expense for sold accounts
    receivable - open purchases                                33                680                 75
                                                          -------            -------            -------
    Total servicing expense incurred                        5,558              4,277              1,306
                                                          -------            -------            -------
Loss on sale of accounts receivable for
    the period                                            $10,388            $ 8,470            $ 2,808
                                                          =======            =======            =======

         The related accrued Transaction Fee and accrued servicing liabilities included in other current liabilities on the accompanying consolidated balance sheets are as follows (in thousands).

                                      March 31, 2007        December 31, 2005
                                      --------------        -----------------

Transaction Fee liability                 $    1,233               $      863
Accrued servicing liability               $      789               $      681


         The accrued servicing liability recorded at March 31, 2007 and December 31, 2005, approximates fair value in accordance with SFAS No. 140.

NOTE 5 - GOVERNMENT PAYERS

         Amounts due from government payers consist (in thousands) of:

                                       March 31, 2007        December 31, 2005
                                       --------------        -----------------

DSH receivable                           $    1,378                $    2,921
Cost report receivables                           -                       104
                                         ----------                ----------
Total                                    $    1,378                $    3,025
                                         ==========                ==========

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         Amounts due to Government payers consist (in thousands) of:

                                        March 31, 2007        December 31, 2005
                                        --------------        -----------------
          Medicare Outlier              $        1,831        $               -
          Cost report receivables                 (909)                       -
                                        --------------        -----------------
          Total                         $          922        $               -
                                        ==============        =================

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist (in thousands) of:

                                        March 31, 2007        December 31, 2005
                                        --------------        -----------------

          Prepaid insurance             $        5,004        $           1,428
          Prepaid taxes                             64                    1,400
          Deposit for EDP services                   -                      901
          Other                                  3,029                    2,965
                                        --------------        -----------------
          Total                         $        8,097        $           6,694
                                        ==============        =================

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                        March 31, 2007        December 31, 2005
                                        --------------        -----------------

         Building                       $       33,697        $          33,697
         Land and improvements                  13,523                   13,523
         Equipment                               9,694                    9,240
         Assets under capital leases             6,505                    5,109
                                        --------------        -----------------
                                                63,419                   61,569
         Less accumulated depreciation          (5,247)                  (2,138)
                                        --------------        -----------------
           Property and equipment, net  $       58,172        $          59,431
                                        ==============        =================

         Depreciation and amortization expense related to property and equipment (including assets under capital leases) (in thousands) for the years ended March 31, 2007 and December 31, 2005 and 2004 was $2,495, $2,133 and $62,
respectively, and for the three months ended March 31, 2006 was $673. Depreciation and amortization reflected in the consolidated statement of operations for the year ended December 31, 2005 also reflected amortization related to an intangible asset in the amount of $45 (in thousands).

         The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals. In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to each facility by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit expenses. There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on our cash flow.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8 - DEBT

         All of the Company's debt has matured and the Company is currently operating under a ninety day Forbearance Agreement with its lenders to obtain new financing (see Note 18). The Company's debt consists of the following (in thousands):

                                                          March 31, 2007        December 31, 2005
                                                          --------------        -----------------
         Debt - current
         Secured note                                     $       10,700        $          10,700
         Less derivative - warrant liability, current            (10,700)                 (10,700)
         Secured acquisition loan                                 45,000                        -
         Secured line of credit, outstanding borrowings           27,341                        -
                                                          --------------        -----------------
                Total                                     $       72,341        $               -
                                                          ==============        =================

         Debt - non current
         Secured acquisition loan                         $            -        $          45,000
         Secured line of credit, outstanding borrowings                -                   25,331
                                                          --------------        -----------------
                Total                                     $            -        $          70,331
                                                          ==============        =================

         The Company borrowed all of its debt from affiliates of Medical Capital Corporation. Effective March 3, 2005, the Company entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing with annual interest at the rate of 14% in the amount of $80,000,000 consisting of a $30,000,000 non-revolving Line of Credit and a $50,000,000 Acquisition Loan (less $5,000,000 repayment on December 12, 2005) in the form of a real estate loan (collectively, the "Obligations"). The Company used the proceeds from the $50 million Acquisition Loan and $3 million from the Line of Credit to complete the Acquisition (see Note 3).

         As of March 31, 2007, the Company had no remaining availability under its $30 million Line of Credit as the maturity date has passed. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

         Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Obligations that changed the interest rate from 14% per annum to prime plus 5.75% per annum (14.00% per annum at March 31, 2007). In accordance with the Forbearance Agreement (Note 18) this debt accrues interest at a fixed rate of 14% per annum.

         Interest payments are due on the Obligations on the first business day of each calendar month while any Obligation is outstanding. The Obligations matured on March 2, 2007. Under the Credit Agreement, all future capital contributions to the Company by Orange County Physicians Investment Network, LLC ("OC-PIN") shall be used by the Company as mandatory prepayments of the Line of Credit.

         The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including, without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast and Ganesha, (the members of PCHI), have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (see Note 16) has agreed to guaranty the payment and performance of all the Obligations.

         CREDIT AGREEMENT FEES - Concurrently with the execution and delivery of the Credit Agreement and as a condition to the funding of the Acquisition Loan the Company paid (in thousands) the Lender a total of $1,600 in origination fees and paid the Lender's legal fees of approximately $333. The Company amortized the debt issuance costs of $1,933 over the two year term of the Obligations through March 3, 2007 (the date of the expiration of the credit agreement). The Company recognized interest expense, including amortization of fees on short term note below, for the years ended March 31, 2007 and December 31 2005 (in thousands) of $1,009 and $792, respectively, and $242 for the three months ended March 31, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement") with the Lender. Under the December Credit Agreement, the Lender loaned $10,700,000 to the Company (the "December Note"). Interest is payable monthly at the rate of 12% per annum and the December Note originally due on December 12, 2006 was extended to March 2, 2007 pursuant to an agreement dated December 22, 2006 (see below). In consideration for the extension the Company paid loan and legal fees in the amount of $107,000 and $2,500 respectively. The loan and legal fees were amortized over the three month extension through March 2, 2007.

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note (see Note 18). The Company has classified the December Note as current warrant liability in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2005 (see Note
11).

         On December 22, 2006, the Company, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, and the Lender, executed Amendment No.1 to Credit Agreement, dated as of December 18, 2006 (the "Amendment"), that amends the December Credit Agreement.

         The Amendment extended the "Stated Maturity Date", as defined in the Credit Agreement, to March 2, 2007 from December 12, 2006. Also on December 22, 2006, the parties to the Credit Agreement executed an Agreement to Forbear (the "December Forbearance Agreement") relating to the Credit Agreement and the December Note issued in connection with the original Credit Agreement.

         Under the December Forbearance Agreement, the Company agreed with the Lender to change the date by which the Company is required to file a registration statement covering the resale of all the shares of common stock underlying the December Note Warrant to May 15, 2007, and to use its reasonable best efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as practicable but no later than 90 days after such date (or 120 days if the registration statement is reviewed by the SEC). The December Note Warrant is subject to the new Forbearance Agreement discussed at Note 18.

NOTE 9 - OTHER CURRENT LIABILITIES

         Other current liabilities consist (in thousands) of:

                                                                March 31, 2007        December 31, 2005
                                                                --------------        -----------------

         Accrued general and professional liability retentions  $        4,961        $           2,650
         Accrued CalOptima liability                                     4,112                    6,120
         Accrued insurance premiums                                      3,808                        -
         Accrued professional fees                                         884                    1,616
         Accrued workers compensation retentions                           997                      949
         Accrued interest                                                  981                      701
         Accrued contract nursing costs                                    565                      961
         Other                                                           4,379                    2,728
                                                                --------------        -----------------
         Total                                                  $       20,687        $          15,725
                                                                ==============        =================

NOTE 10 - INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. Under the liability method, deferred tax assets and liabilities are recognized using tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. The provision for income taxes consists of provisions for federal and state income taxes.

         The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of the deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The provision for income taxes consisted of the following (in thousands):

                                                       For the Years Ended                           For the Three Months Ended
                                      March 31, 2007    December 31, 2005    December 31, 2004              March 31, 2006
                                      --------------    -----------------    -----------------              --------------
Current income tax provision
     Federal                          $            -    $               -    $               -              $            -
     State                                         5                    5                    -                           5
                                      --------------    -----------------    -----------------              --------------
                                                   5                    5                    -                           5
                                      --------------    -----------------    -----------------              --------------

Deferred income tax benefit
     Federal                                       -                    -                    -                           -
     State                                         -                    -                    -                           -
                                      --------------    -----------------    -----------------              --------------
                                                   -                    -                    -                           -
                                      --------------    -----------------    -----------------              --------------

Income tax provision                  $            5    $               5    $               -              $            5
                                      ==============    =================    =================              ==============

         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is as follows (in thousands):

                                                       For the Years Ended                           For the Three Months Ended
                                      March 31, 2007    December 31, 2005    December 31, 2004              March 31, 2006
                                      --------------    -----------------    -----------------              --------------
U.S. federal statutory income taxes   $       (7,184)   $         (15,358)   $            (625)             $          789
State and local income taxes, net
  of federal benefits                         (1,226)              (2,665)                (107)                       (348)
Change in valuation allowance                 14,684               14,841                  759                       4,446
Other                                         (6,269)               3,187                  (27)                     (4,882)
                                      --------------    -----------------    -----------------              --------------

Income tax provision                  $            5    $               5    $               -              $            5
                                      ==============    =================    =================              ==============

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance (in thousands):

                                      March 31, 2007    December 31, 2005
                                      --------------    -----------------
Deferred tax assets:
    Allowance for doubtful accounts   $        1,052    $           1,349
    Accrued vacation                           2,542                1,923
    Tax credits                               14,913                6,580
    Net operating losses                      12,334                4,061
    Other                                      2,885                  862
                                      --------------    -----------------
                                              33,725               14,775
Valuation allowance                          (33,725)             (14,775)
                                      --------------    -----------------

Total deferred tax assets             $            -    $               -
                                      ==============    =================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         The valuation allowances above were recorded based on an assessment of the realization of deferred tax assets as described below. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 100% valuation allowance on its deferred tax based primarily on the following factors:

               o    cumulative losses in recent years;
               o    income/losses expected in future years;
               o unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;
               o the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;
               o the carryforward period associated with the deferred tax assets and liabilities.

         ACQUISITION - The Acquisition was an asset purchase transaction and the Company will not benefit from the net operating losses of the acquired Hospitals prior to the date of acquisition. In connection with the Company's completion of the Acquisition in March 2005, the Company sold substantially all of the real estate of the acquired hospitals to PCHI. For income tax purposes, the sale of the real estate of the acquired hospitals is subject to review by the Internal Revenue Service. The IRS could require the Company to report dividend and/or interest income. If the Company is required to report dividend and/or interest income in connection with this transaction, the Company would be required to withhold 28% on any deemed dividend or interest income. The Company's sale of real estate to PCHI on March 8, 2005 for $5 million plus the assumption of the Acquisition Loan is a taxable event to the Company.

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

         The Company has Net Operating Loss carryfowards which expire as follows (in thousands):

                                        Federal                  State
   Tax year ended December 31,      Amount Expiring         Amount Expiring
   ---------------------------      ---------------         ---------------
              2011                  $             8                       -
              2013                                -         $           127
              2014                                -         $         1,682
              2015                                -         $        12,712
              2017                  $            13                       -
              2018                  $             7                       -
              2019                  $            13                       -
              2020                  $            17         $         2,048
              2021                  $            15                       -
              2022                  $            35                       -
              2023                  $           102                       -
              2024                  $         1,688                       -
              2025                  $         8,857                       -

NOTE 11 - COMMON STOCK WARRANTS

         DECEMBER NOTE WARRANT In accordance with SFAS No. 150, the Company has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2005 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be paid to the Company as paid in capital. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         At March 31, 2007 and December 31, 2005 the estimated potential number of shares was calculated using the market price and $10.7 million liability of the Company. The estimated number of shares was 33.4 million and 21.8 million, respectively. The maximum number of share issuable in the event of default in accordance with the December Note Warrant agreement however, is the greatest of:
(1) 26,097,561 Shares of Common Stock, (2) Shares representing 31.09% of all Common Stock and Common Stock Equivalents of the Company, and (3) the fair market value of Shares of Common Stock equal to the amount of the $10,7 million loan not repaid at maturity or default of such Loan, plus any accrued and unpaid interest thereon, Lender's fees, costs and expenses, and attorneys' fees. Any amounts received from the lender from the sale of stock they received when they exercise the warrants in excess of that required to retire the $10.7 million debt would be paid to the Company as additional paid in capital.

         RESTRUCTURING WARRANTS The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, the Company issued warrants to purchase up to 74,700,000 shares of the Company's common stock (the "Restructuring Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of a 49% interest in PCHI for $2,450,000.

         As a result of the Company not being able to determine the maximum number of shares that could be required to be issued under the December Note Warrant executed on December 12, 2005, the Company reclassified these warrants from permanent equity to liability as of this date. The fair value (in thousands) of the warrants on the date of reclassification was $17,605 and accordingly the Company recorded warrant expense of $389 for the difference between the amount reclassified from permanent equity and the fair value on the reclassification date. In accordance with FAS 133, these warrants are revalued at each reporting date, and the changes in fair value are recorded as Change in fair value of derivative on the statement of operations.

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire 3.5 years from the date of issuance (July 27, 2008). The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining
31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter.

         During February 2007 Dr Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28,746,857 net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to additional paid in capital and to common stock totaling (in thousands) $9,199. These shares were issued to Dr Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007in the amount of $4.2 million relating to potential shares (approximately 20.8 million shares) which could be issued, if the December Note warrant was to become issuable. The parties agreed that this occurred on June 13, 2007 upon receipt of a notice of default from the Lender. See subsequent exercise at Note 18.

         The market price of the Company's stock at subsequent exercise date and the number of shares relating thereto were used to value the liability of $4.2 million and accordingly the Company recognized a gain of $133 related to the change in fair value of derivative for the year ended March 31, 2007. Furthermore based upon the execution of the additional share exercise on July 2, 2007, prior to the issuance of this report, an additional warrant expense of $693 thousand was also recognized.

         In prior periods the Company computed the change in fair value of the Restructuring Warrants based on the fair value of the underlying shares and the estimated maximum number of shares of 43.3 million that could be issued under the Restructuring Warrants. The Company estimated the number of potential shares under the Restructuring Warrants as this was not certain as the first exercise date had not been reached.

         Based on the foregoing warrant exercises, the total number of warrants actually exercised was approximately 49.5 million.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         For periods prior to the date the warrants became exercisable (January 27, 2007), the Company used valuations prepared by an independent valuation firm to determine the fair value of the underlying shares. The assumptions used in Black-Scholes model were as follows:

                                            December 31, 2005
                                            -----------------
                 Risk-free interest rate    4.4%
                 Expected volatility        28.6%
                 Dividend yield             --
                 Expected life (years)      2.57
                 Fair value of warrants     $0.487
                 Market value per share     $0.49

                                            March 31, 2006
                                            --------------
                 Risk-free interest rate    4.8%
                 Expected volatility        27.9%
                 Dividend yield             --
                 Expected life (years)      2.32
                 Fair value of warrants     $0.297
                 Market value per share     $0.30

         Due to the fact that the Company emerged from the development stage in 2005, the independent valuation firm computed the volatility of the Company's stock based on an average of the following public companies that own hospitals:

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

         Although the Company believes this was the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

         The Company recorded (in thousands) a common stock warrant expense of $17,604 and a change (in thousands) in the fair value of derivative of $3,460 for the year ended December 31, 2005. The change in fair value of the derivative for the three months ended March 31, 2006 was (in thousands)a gain of $ 8,218. The related warrant liability as of March 31, 2007 and December 31, 2005 is (in thousands) $4,206 (excluding the $10.7 million December Note Warrant liability) and $21,065, respectively.

NOTE 12 - RETIREMENT PLAN

         The Company has a 401K plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% (5% prior to May 1, 2006) of the employee's compensation, subject to IRS limits. During the years ended March 31, 2007, December 31, 2005, and December 31, 2004 and the three months ended March 31, 2006 the company incurred expenses of $3,053, $3,522, $ -0- and $1,128, respectively, which are included in Salaries and Benefits in the accompanying Consolidated Statements of Operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 13 - COMMON STOCK

         STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN a company founded by Dr. Anil V. Shah, a board member, and owned by a number of physicians practicing at the acquired Hospitals. This agreement was subsequently amended to include the following.

         Under the First Amendment and the related Escrow Agreement, OC-PIN deposited a total of $12,500,000 into the escrow account. However, following receipt of such funds, a disagreement arose between OC-PIN and the third party which provided $11,000,000 of the $12,500,000 deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11,000,000 of these funds and provided OC-PIN with a limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the "Second Amendment"), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

               i. $1,500,000 of the escrowed cash, plus a pro rata portion of the accrued interest, was delivered to the Company for payment of stock.

               ii. $11,000,000 of the escrowed cash, plus a pro rata portion of the accrued interest was delivered to OC-PIN.

               iii. 5,798,831 of the escrowed shares of the Company's common stock were delivered to OC-PIN.

               iv. 40,626,684 of the escrowed shares of the Company's common stock were delivered to the Company.

               v. OC-PIN transferred $2,800,000 from another account to the Company for which OC-PIN received 10,824,485 of the escrowed shares.

               vi. The Company agreed to issue to OC-PIN 5,400,000 shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date.

               vii. The Company granted OC-PIN the right to purchase up to
                    $6,700,000 of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25,901,447 shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN.

         Upon one or more closings on funds received under this section of the Second Amendment, the Company agreed to issue an additional portion of the 5,400,000 shares mentioned in item (vi.) above. On September 12, 2006, the Company issued 3,625,114 of these shares to OC-PIN in full resolution of the Stock Purchase Agreement.

         The Company's debt covenants restrict the ability to pay dividends.

         The 28,746,860 shares of stock issued under the exercise of the Restructuring Warrant (see Note 11) are included in the total shares reported as outstanding at March 31, 2007, as they are in the process of being formally issued.

NOTE 14 - INCOME (LOSS) PER SHARE

         Income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS 128 requires companies to compute income (loss) per share under two different methods, basic and diluted. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         Since the Company incurred losses for the years ended March 31, 2007 and December 31, 2005, antidilutive potential shares of common stock, consisting of approximately 83 million and 43 million shares issuable under warrants, respectively, have been excluded from the calculations of diluted loss per share for those periods. For the year ended December 31, 2004 there were no dilutive securities outstanding.

         Income per share for the three months ended March 31, 2006 was computed as follows (in thousands except per share amounts):

                                                         Three months ended
                                                           March 31, 2006
                                                           --------------

         Numerator:
             Net income                                    $        2,422
                                                           ==============

         Denominator:
             Weighted average common shares                        84,281
             Warrants                                              42,947
                                                           --------------

             Denominator for diluted calculation                  127,228
                                                           ==============

         Income per share - basic                          $         0.03
         Income per share - diluted                        $         0.02

         The number of shares into which the December Note warrant could convert is not included in the calculation of diluted income per share, as the related December Note was in default and thus the warrant had vested. The inclusion of the warrant on an as converted basis would not change the amount of reported diluted income per share.

NOTE 15 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5 million and PCHI guaranteed the Company's Acquisition Loan. The Company remains primarily liable under the Acquisition Loan note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the Acquisition Loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (see Note 1) a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the Acquisition Loan, and cross-collateralization of the Company's non-real estate assets to secure the Acquisition Loan. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its consolidated financial statements (in thousands).

                         March 31, 2007     December 31, 2005
                         --------------     -----------------
Total Assets             $       46,465     $          48,068
Total Liabilties         $       45,537     $          44,727
Members' Equity          $          927     $           3,342

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         Selected information from PCHI's results of operations for the years ended March 31, 2007 and December 31, 2005 and for the three months ended March 31, 2006 is as follows (in thousands):

                March 31, 2007   December 31, 2005   December 31, 2004   March 31, 2006
                --------------   -----------------   -----------------   --------------
Net revenues    $        6,554   $           7,277   $               -   $        1,545
Net loss        $         (593)  $          (1,658)  $               -   $         (100)

         Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements:

         The Company's rental income and expense in the Hospitals has been eliminated, consolidating PCHI's ownership of the land and buildings in the accompanying consolidated financial statements. The amount of rent incurred and eliminated (in thousands) for the years ended March 31, 2007 and December 31, 2005 and 2004 was $6,554, $7,277 and $-0-, respectively, and for the three months ended March 31, 2006 was $1,554.

         Additionally, a gain (in thousands) of $4,433 arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated to record the land and buildings at the Company's cost. Essentially all Land and Buildings in the accompanying consolidated balance sheets are owned by PCHI.

         PCHI's equity accounts have been classified as a minority interest in a variable interest entity. The Company has a 25 year lease commitment to PCHI with rental payments equal to the following components:

               i. Interest expense on the Acquisition Loan, or successor upon refinancing, and
               ii. Up to 2.5% spread subject to adjustment annually in accordance with the Consumer Price Index, and
               iii. Amortization expense of $2.5 million per year.

         Concurrent with the close of the Acquisition, the Company entered into a sale-leaseback transaction with PCHI involving substantially all of the real property acquired in the Acquisition, except for the fee interest in the medical office building at 2617 East Chapman Avenue, for an initial term of 25 years and option to renew for an additional 25 years. The rental payments are variable based primarily on the terms of financing. Based on the existing arrangements, aggregate payments are estimated to be approximately $210 million over the remainder of the initial term. IHHI and PCHI are currently negotiating revisions to the lease agreement. Any revisions could result in an increase or decrease to this commitment. As long as PCHI is consolidated the related impact on rental income and expense should be eliminated. Any increase in payments to PCHI would likely be distributed to the partners and have a corresponding adverse impact on cash flow. Rental payments under the PCHI Lease are variable. IHHI is also required to forward to PCHI Based on the existing terms of the PCHI Lease, IHHI is also required to pay PCHI, subject to certain deferral rights, any rent received from tenants in medical office buildings which are part of the leased premises, less certain operating, insurance and tax expenses. Based on the existing arrangements, aggregate payments are expected to be approximately $210 million over the remainder of the initial term of the PCHI Lease. The parties to the PCHI Lease are currently evaluating whether it is appropriate to revise certain terms of the PCHI Lease. Any revisions could result in an increase or decrease to this commitment. As long as PCHI is consolidated the related impact on rental income and expense should be eliminated. Any increase in payments to PCHI would likely be distributed to the partners and have a corresponding adverse impact on cash flow.

         Additionally, the tenant is responsible for seismic remediation (SB
1953) under the terms of the lease agreement (see Note 7).

NOTE 16 - RELATED PARTIES

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast Holdings, LLC and Ganesha Realty, LLC; which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is a director of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. As the result of the partial exercise of the Restructuring Warrant on February 6, 2007, Dr. Chaudhuri and Mr. Thomas are constructively the holders of 24.9% of the outstanding stock of the Company as of March 31, 2007. They are also the owners of the Restructuring Warrants to purchase up to 24.9% of future stock in the Company, issuable due to an anti dilution feature of the warrant (see Notes 11 and 18). As described in Note 15, the Company has consolidated the financial statements of PCHI in the accompanying consolidated financial statements

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         In December 2006, the Company reported a termination of the employment agreement with its former chairman. Estimated termination benefits of approximately $400 thousand were fully accrued as of March 31, 2007.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - As described in Note 15, the Company entered into a sale leaseback agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. The term of the lease for the Hospital is approximately 25 years, commencing March 8, 2005 and terminating on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of 25 years. This lease commitment with PCHI is eliminated in consolidation (see Note 15).

          Additionally, in connection with the Acquisition, the Company assumed the leases for the Chapman facility, which include buildings, land, and other equipment with terms that were extended concurrently with the assignment of the leases to December 31, 2023.

         The following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2007:

                Year ended March 31,
                   (in thousands)
                        2008                 $    1,476
                        2009                      1,124
                        2010                        937
                        2011                        937
                        2012                        823
                        Thereafter               14,763
                                             ----------

                        Total                $   20,060
                                             ==========

         Total rental expense for the years ended March 31, 2007 and December 31, 2005 and 2004 was (in thousands) $1,839, $2,276 and $68, respectively, and for the three months ended March 31, 2006 was $393. The Company received sublease rental income in relation to certain leases of approximately (in thousands) $759, $536, and -0- for the years ended March 31, 2007 and December 31, 2005 and 2004 and $190 for the three months ended March 31, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         CAPITAL LEASES - The Company has long-term lease obligations for the buildings at the Chapman facility as well certain equipment. For financial reporting purposes, these leases have been classified as capital leases; accordingly, assets with a net book value of $5,872 and $4,887 are included in property and equipment in the accompanying consolidated balance sheet as of March 31, 2007 and December 31, 2005, respectively. The following is a schedule of future minimum lease payments under the capitalized building and equipment leases together with the present value of the net minimum lease payments as of March 31, 2007:

                Year ended March 31,                          (in thousands)
                --------------------                          --------------
                        2008                                  $          952
                        2009                                             952
                        2010                                             952
                        2011                                             932
                        2012                                             807
                        Thereafter                                     8,744
                                                              --------------

                Total minimum lease payments                          13,339
                     Less amount representing interest                (7,254)
                                                              --------------
                Present value of net minimum lease payments            6,085
                     less current portion                               (251)
                                                              --------------
                Noncurrent portion                            $        5,834
                                                              ==============

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (IBNR) claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2007 and December 31, 2005, the Company had accrued approximately $4.9 million and $2.3 million, respectively, comprised of approximately $1.4 million and $0.6 million, respectively, in incurred and reported claims, along with approximately $3.5 million and $1.7 million, respectively, in estimated IBNR.

         The Company has also purchased as primary coverage occurrence from insurance policies to help fund its obligations under its workers' compensation program for which the Company is responsible to reimburse the insurance carrier for losses within a deductible of $0.5 million per claim, to a maximum aggregate deductible of $9 million. For the policy year ended May 15, 2006, the Company is responsible to reimburse the insurance carrier for losses within a deductible of $500,000 per claim, to a maximum aggregate deductible of $9,000,000. As of May 15, 2006, the Company changed to a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2007 and December 31, 2005, the Company had accrued approximately $1.0 million and $1.3 million, respectively, comprised of approximately $0.2 million and $0.3 million, respectively, in incurred and reported claims, along with $0.8 million and $1.0 million, respectively, in estimated IBNR.

         The Company has also purchased all risk umbrella liability policies with aggregate limit of $19 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

         AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (see Note 15). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the condominium association of the Condo Units having the right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the applicable right of first refusal, Tenet was to transfer title to the Condo Units to the Company in exchange for consideration of $5 million, pro rated if less than all of the Condo Units are transferred.
                                      F-31

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

         Pursuant to the Compensation Agreement, the Company was to acquire title to the Condo Units upon expiration of the applicable' right of first refusal and then transfer such title to the Condo Units to PCHI. In the event of the Company's failure to obtain title to the Condo Units, the Company was to pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI, but not less than the product of $2,500,000 multiplied by a fraction, the numerator of which shall be the number of Condo Units not acquired by the Company and transferred to PCHI, and the denominator equal to the total Condo Units of twenty-two. Tenet did not prevail in its efforts to transfer the units to the Company. The Company is prepared to dispute PCHI's potential claim. The Company has not accrued a liability for such a claim which would otherwise be eliminated in consolidation. If the Company is not successful in its defense against this claim the resultant distribution would result in a material adverse impact on cash flow.

         As the financial statements of the related party entity, PCHI, a variable interest entity, are included in the Company's accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company's gain on sale of assets to PCHI, which has been eliminated in consolidation. In the event of a settlement it is probable that any funds transferred to PCHI will be distributed to its partners and reduce the Company's liquidity.

         PURCHASE COMMITMENTS

         The Company has purchase commitments extending over one year with two suppliers. Commitments total $3,179, $3,013, and $549 for the years ending March 31, 2008, 2009 and 2010, respectively.

         CLAIMS AND LAWSUITS

         In addition to the following disclosures, the Company is party to further lawsuits as noted at Note 18.

         The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to operations. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable.

         Approximately 16% of the Company's employees were represented by labor unions as of March 31, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Terms of the expired collective bargaining agreements remain in place until new agreements are reached. The Company is currently negotiating with these unions regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. The Company does not anticipate the new agreements will have a material adverse effect on our results of operations.

         Both unions have filed grievances in connection with allegations the agreement obligated the Company to contribute to a Retiree Medical Benefit Account. The Company does not agree with this interpretation of the agreement but has agreed to submit the matter to arbitration. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility and several wrongful terminations. The Company does not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 18 - SUBSEQUENT EVENTS

         On June 13, 2007 the Company received a notice of default on its debt from its Lender. On June 18, 2007, the Company entered into a Forbearance Agreement with the Lender. This agreement provides, among other provisions, that the Lender will forgo exercising any of its rights and remedies under the various credit agreements, for ninety days. During this time the Company will continue its efforts to refinance its existing matured debt.

         On May 14, 2007, IHHI filed suit in Orange County Superior Court against three of the six members of its Board of Directors and also against IHHI's majority shareholder, OC-PIN. Among other things, the suit alleges that the defendants breached fiduciary duties owed to IHHI by putting their own economic interests above those of IHHI, its other shareholders, creditors, employees and the public-at-large. The suit also alleges that defendants' attempt to change IHHI's management and control of the existing Board could trigger an "Event of Default" under the express terms of IHHI's existing credit agreements with its secured lender.

         On May 17, 2007, OC-PIN filed a separate suit against IHHI in Orange County Superior Court. OC-PIN's suit alleges the management issue referred to above must be resolved prior to the completion of the refinancing. OC-PIN further alleges that IHHI's President has failed to call a special shareholders' meeting so that OC-PIN could fill positions on IHHI's Board of Directors.

         Both actions have been consolidated so they can be heard before one judge. IHHI has filed a motion to appoint an independent provisional director to the vacant seventh Board seat. OC-PIN has filed an application for an order noticing a special shareholders meeting. These and other preliminary matters were heard on July 2, 2007 and a ruling issued on July 11, 2007 appointing an independent director for the term of the lawsuit.

         On July 2, 2007 the Company accepted, due to the default and subsequent vesting of the December Note Warrant, an additional exercise under the anti-dilution provisions the Restructuring Warrant Agreement by Dr. Chaudhuri and Mr. Thomas. The exercise resulted in additional shares issuable of 20.8 million shares for consideration of $576 thousand in cash. The effect of this exercise resulted in additional warrant expense for the year ended March 31, 2007 of $693 thousand, which has been accrued based on the transaction as of March 31, 2007.

         In late May 2007, Western Medical Center, Santa Ana ("Medical Center") was notified by a May 25, 2007 letter from the U.S. Department of Health Services, Centers for Medicare and Medicaid Services ("CMS"), that CMS had identified one case that was a potential violation of the federal patient anti-dumping law (officially, the Emergency Medical Treatment and Active Labor Act or "EMTALA"). In June 2007, Lumetra, a Medicare quality improvement organization, notified Medical Center that it was aiding CMS in its investigation of the same matter. Medical Center has responded to CMS and Lumetra that its actions were appropriate and did not violate EMTALA. The complaint from CMS and the notice from Lumetra are the first steps in a determination by the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services whether to seek enforcement action for a violation of EMTALA. The potential sanctions which may be imposed by the OIG for a violation of EMTALA are a civil money penalty up to $50,000 for a confirmed violation and possible exclusion from the Medicare and Medi-Cal Programs. The Company has notified both CMS and Lumetra that it believes that a violation of the EMTALA statutes and regulations did not occur nor should it be subject to any civil money penalties. As a prophylactic matter it has also reviewed and revised its policies and procedures regarding communication and admission practices through the hospital's emergency department and has conducted further EMTALA in service training.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 19 - QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of operations and loss per share data for each quarter in the years ended March 31, 2007 and December 31, 2005 (in thousands, except for per share data):

                                                                   For the three months ended

                                         March 31, 2007       December 31, 2006    September 30, 2006      June 30, 2006
                                        -----------------     -----------------    ------------------     ----------------
                                                                                       [restated]             [restated]
                                                                                       ----------             ----------

Net operating revenues                  $         87,200      $         87,137      $         85,343      $         90,992

Operating loss                          $           (307)     $         (4,148)     $         (4,563)     $            967

Net income (loss)                       $         (2,320)     $        (13,402)     $         (7,004)     $          2,188

Income (loss) per common share
                Basic                   $          (0.02)     $          (0.15)     $          (0.08)     $           0.03
                Diluted                 $          (0.02)     $          (0.15)     $          (0.08)     $           0.02

Weighted average shares outstanding
                Basic                            104,486                87,557                85,013                84,351
                Diluted                          104,486                87,557                85,013               127,297


                                                                     For the three months ended

                                        December 31, 2005     September 30, 2005      June 30, 2005        March 31, 2005(1)
                                        -----------------     ------------------    ------------------     ----------------

Net operating revenues                  $         87,140      $         91,620      $         83,191      $         21,747

Operating loss                          $         (2,509)     $         (4,152)     $         (8,137)     $         (1,041)

Net income (loss)                       $         (8,625)     $         (6,497)     $        (10,196)     $        (19,857)

Income (loss) per common share
                Basic                   $          (0.10)     $          (0.09)     $          (0.08)     $          (0.22)
                Diluted                 $          (0.10)     $          (0.09)     $          (0.08)     $          (0.22)

Weighted average shares outstanding
                Basic                             90,330                69,853               124,539                88,494
                Diluted                           90,330                69,853               124,539                88,494

(1) Includes the acquired Hospitals from March 8, 2005.

         The amounts (unaudited) reported for the three months ended June 30, and September 30, 2006, the six months ended September 30, 2006, and the related condensed balance sheets as of June 30, 2006 and September 30, 2006, differ from the amounts reported previously as follows (amounts in '000's except per share amounts):

                                           AS FILED          ADJ        RESTATED
                                           --------          ---        --------
THREE MONTHS ENDED MARCH 31, 2006
         Net operating revenues           $  86,164     $     481     $  86,645
         Operating loss                   $  (3,088)    $     414     $  (2,674)
         Net income (loss)                $   2,535     $    (113)    $   2,422
         Income (loss) per common
         share
                      Basic               $    0.03     $   (0.00)    $    0.03
                      Diluted             $    0.02     $   (0.00)    $    0.02
         Weighted average shares
               outstanding
                      Basic                  84,281                      84,281
                      Diluted               127,228                     127,228

THREE MONTHS ENDED JUNE 30, 2006
         Net operating revenues           $  89,877     $   1,115     $  90,992
         Operating loss                   $    (148)    $   1,115     $     967
         Net income (loss)                $   1,328     $     860     $   2,188
         Income (loss) per common
         share
                      Basic               $    0.02     $    0.01     $    0.03
                      Diluted             $    0.01     $    0.01     $    0.02
         Weighted average shares
               outstanding
                      Basic                  84,351                      84,351
                      Diluted               127,297                     127,297

THREE MONTHS ENDED SEPTEMBER 30, 2006
         Net operating revenues           $  87,035     $  (1,692)    $  85,343
         Operating loss                   $  (3,049)    $  (1,514)    $  (4,563)
         Net income (loss)                $  (5,490)    $  (1,514)    $  (7,004)
         Income (loss) per common
         share
                      Basic               $   (0.06)    $   (0.02)    $   (0.08)
                      Diluted             $   (0.06)    $   (0.02)    $   (0.08)
         Weighted average shares
               outstanding
                      Basic                  85,013                      85,013
                      Diluted                85,013                      85,013

SIX MONTHS ENDED SEPTEMBER 30, 2006
         Net operating revenues           $ 176,912     $    (577)    $ 176,335
         Operating loss                   $  (3,197)    $    (399)    $  (3,596)
         Net income (loss)                $  (4,162)    $    (654)    $  (4,816)
         Income (loss) per common
         share
                      Basic               $   (0.05)    $   (0.01)    $   (0.06)
                      Diluted             $   (0.05)    $   (0.01)    $   (0.06)
         Weighted average shares
               outstanding
                      Basic                  84,684                      84,684
                      Diluted                84,684                      84,684

AS OF JUNE 30, 2006                      AS FILED         ADJ        AS RESTATED
                                         --------         ---        -----------
Balance Sheet:
      Current assets                    $  74,444      $      41      $  74,485
      Total assets                      $ 133,342      $      41      $ 133,383
      Current liabilities               $ 152,776      $    (819)     $ 151,957
      Total liabilities                 $ 160,410      $    (819)     $ 159,591
      Accumulated deficit               $ (43,410)     $     860      $ (42,550)
      Total stockholders' deficiency    $ (27,068)     $     860      $ (26,208)


AS OF SEPTEMBER 30, 2006                 AS FILED         ADJ        AS RESTATED
                                         --------         ---        -----------

Balance Sheet:
      Current assets                    $  70,117      $    (654)     $  69,463
      Total assets                      $ 128,234      $    (654)     $ 127,580
      Current liabilities               $ 153,450      $      --      $ 153,450
      Total liabilities                 $ 160,792      $      --      $ 160,792
      Accumulated deficit               $ (48,901)     $    (654)     $ (49,555)
      Total stockholders' deficiency    $ (32,558)     $    (654)     $ (33,212)


         The adjustments to the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 are summarized as follows (in thousands):

                                                            THREE MONTHS ENDED

INCREASE (DECREASE) NET INCOME              MAR 31, 2006       JUN 30, 2006       SEP 30, 2006
------------------------------              -------------      -------------     --------------

Misapplication of payments received
from Medicare in error and incorrect
source documents used in settlement
calculation of estimates in error           $         290      $         348     $        (626)

Interest income and expense calculated
in error                                             (446)                --                --

Insurance payments by third party
administrator recorded in the incorrect
quarter in error                                       --                471              (471)

Failure to properly reflect financing
of insurance policies                                 121                 --                --

Error in eliminating transactions
within the subsidiaries                               230                 --                --

Errors in accruing liabilities                       (207)                --              (345)

All others - net                                      189                 41               (72)
                                            -------------      -------------     -------------
Total                                       $        (113)     $         860     $      (1,514)
                                            =============      =============     =============