Form 10-Q
period 2007-06-30
Integrated Healthcare Holdings Inc
filed 2007-08-20
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2007; or

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

There were 137,095,716 shares outstanding of the registrant's common stock as of July 31, 2007.


================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2007 and March
            31, 2007 - (unaudited)                                             3

         Condensed Consolidated Statements of Operations for the three months
            ended June 30, 2007 and 2006, as restated - (unaudited)            4

         Condensed Consolidated Statements of Cash Flows for the three months
            ended June 30, 2007 and 2006, as restated - (unaudited)            5

         Notes to Condensed Consolidated Financial Statements -
            (unaudited)                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           36

Item 4.  Controls and Procedures                                              37

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    37

Item 1A. Risk Factors                                                         38

Item 6.  Exhibits                                                             38

         Signatures                                                           39

PART I - FINANCIAL INFORMATION


                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (amounts in 000's, except par value)
                                   (unaudited)

                                                                         JUNE 30,    MARCH 31,
                                                                          2007         2007
                                                                        ---------    ---------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                        $   8,732    $   7,844
       Restricted cash                                                         --        4,968
       Accounts receivable, net of allowance for doubtful
         accounts of $2,010 and $2,355, respectively                       17,875       19,370
       Security reserve funds                                               9,982        7,990
       Deferred purchase price receivable                                  14,612       16,975
       Inventories of supplies                                              6,028        5,944
       Due from governmental payers                                         1,411        1,378
       Prepaid expenses and other current assets                            8,987        8,097
                                                                        ---------    ---------
                       Total current assets                                67,627       72,566

Property and equipment, net                                                57,518       58,172

                                                                        ---------    ---------
                       Total assets                                     $ 125,145    $ 130,738
                                                                        =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
       Debt, current                                                    $  72,341    $  72,341
       Accounts payable                                                    42,318       41,443
       Accrued compensation and benefits                                   13,938       12,574
       Warrant liability, current                                          14,906       14,906
       Due to governmental payers                                              --          922
       Other current liabilities                                           19,730       20,687
                                                                        ---------    ---------
                         Total current liabilities                        163,233      162,873

Capital lease obligations, net of current portion
       of $257 and $251, respectively                                       5,775        5,834
Minority interest in variable interest entity                               1,597        1,716
                                                                        ---------    ---------
                       Total liabilities                                  170,605      170,423
                                                                        ---------    ---------

Commitments, contingencies and subsequent event

Stockholders' deficiency:
       Common stock, $0.001 par value; 250,000 shares
         authorized; 116,304 shares issued and outstanding                    116          116
       Additional paid in capital                                          25,589       25,589
       Accumulated deficit                                                (71,165)     (65,390)
                                                                        ---------    ---------
                       Total stockholders' deficiency                     (45,460)     (39,685)

                                                                        ---------    ---------
                       Total liabilities and stockholders' deficiency   $ 125,145    $ 130,738
                                                                        =========    =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.






                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (amounts in 000's, except per share amounts)
                                           (unaudited)

                                                         THREE MONTHS ENDED JUNE 30,
                                                           ----------------------
                                                             2007         2006
                                                           ---------    ---------
                                                                        (restated)

Net operating revenues                                     $  86,791    $  90,992
                                                           ---------    ---------

Operating expenses:
           Salaries and benefits                              48,829       46,960
           Supplies                                           12,303       12,028
           Provision for doubtful accounts                     8,231        9,673
           Other operating expenses                           16,698       18,355
           Loss on sale of accounts receivable                 2,586        2,339
           Depreciation and amortization                         793          670
                                                           ---------    ---------
                                                              89,440       90,025
                                                           ---------    ---------

Operating income (loss)                                       (2,649)         967
                                                           ---------    ---------

Other income (expense):
           Interest expense, net                              (3,245)      (3,246)
           Change in fair value of derivative                     --        4,325
                                                           ---------    ---------
                                                              (3,245)       1,079
                                                           ---------    ---------

Income (loss) before provision for income
      taxes and minority interest                             (5,894)       2,046
           Provision for income taxes                             --           --
           Minority interest in variable interest entity         119          142
                                                           ---------    ---------

Net income (loss)                                          $  (5,775)   $   2,188
                                                           =========    =========

Per Share Data:
      Income (loss) per common share
           Basic                                           $   (0.05)   $    0.03
           Diluted                                         $   (0.05)   $    0.02
      Weighted average shares outstanding
           Basic                                             116,304       84,351
           Diluted                                           116,304      127,297

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                               CONSOLIDATED FINANCIAL STATEMENTS.






                             z INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in 000's)
                                           (unaudited)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                    --------------------
                                                                      2007        2006
                                                                    --------    --------
                                                                               (restated)
Cash flows from operating activities:
Net income (loss)                                                   $ (5,775)   $  2,188
Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization of property and equipment          793         670
        Provision for doubtful accounts                                8,231       9,673
        Amortization of debt issuance costs and intangible assets         --         242
        Change in fair value of derivative                                --      (4,325)
        Minority interest in net loss of variable interest entity       (119)       (142)
Changes in operating assets and liabilities:
        Accounts receivable                                           (6,737)    (10,078)
        Security reserve funds                                        (1,992)      5,897
        Deferred purchase price receivables                            2,363      (2,192)
        Inventories of supplies                                          (84)         --
        Due from governmental payers                                     (33)       (528)
        Prepaid expenses and other current assets                       (890)        106
        Accounts payable                                                 875        (951)
        Accrued compensation and benefits                              1,364       1,438
        Due to governmental payers                                      (922)      1,802
        Other current liabilities                                       (956)       (344)
                                                                    --------    --------
          Net cash provided by (used in) operating activities         (3,882)      3,456
                                                                    --------    --------

Cash flows from investing activities:
        Decrease in restricted cash                                    4,968          --
        Additions to property and equipment                             (139)        (48)
                                                                    --------    --------
          Net cash provided by (used in) investing activities          4,829         (48)
                                                                    --------    --------

Cash flows from financing activities:
        Proceeds from long term debt                                      --       2,000
        Variable interest entity distribution                             --        (180)
        Payments on capital lease obligations                            (59)        (23)
                                                                    --------    --------
          Net cash provided by (used in) financing activities            (59)      1,797
                                                                    --------    --------

Net increase in cash and cash equivalents                                888       5,205
Cash and cash equivalents, beginning of period                         7,844       4,970
                                                                    --------    --------
Cash and cash equivalents, end of period                            $  8,732    $ 10,175
                                                                    ========    ========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                               CONSOLIDATED FINANCIAL STATEMENTS.


                                               5

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP")for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the Securities and Exchange Commission ("SEC") for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed.

         The accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2007, its results of operations for the three months ended June 30, 2007 and 2006, as restated, and its cash flows for the three months ended June 30, 2007 and 2006, as restated.

         The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2007 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on July 16, 2007.

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss (in thousands) of $5,775 for the three months ended June 30, 2007 and has a working capital deficit (in thousands) of $95,606 at June 30, 2007. All of the Company's debt matured on June 13, 2007 and the Company is currently operating under a ninety day Agreement to Forbear ("Forbearance Agreement"), dated June 18, 2007, with its lenders to obtain new financing (Note 4).

         These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business as a going concern. In the Company's Annual Report for the year ended March 31, 2007, it's independent registered public accountants expressed a substantial doubt about the Company's ability to continue as a going concern. The Company has received increased reimbursements from governmental payers over the past year and is aggressively seeking to obtain future increases. The Company is seeking to reduce operating expenses while continuing to maintain service levels. There can be no assurance that the Company will be successful in obtaining a new financing agreement, improving reimbursements or reducing operating expenses.

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

         Prior to March 8, 2005, the Company was a development stage enterprise with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and completed the transaction on March 8, 2005 (the "Acquisition"). The Hospitals are:

         o    282-bed Western Medical Center in Santa Ana, California;
         o    188-bed Western Medical Center in Anaheim, California;
         o    178-bed Coastal Communities Hospital in Santa Ana, California; and
         o    114-bed Chapman Medical Center in Orange, California.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

         RESTATEMENT - As described more fully in the Company's annual report on Form 10-K for the year ended March 31, 2007, the statements of operations and cash flows for the three months ended June 30, 2006 have been restated.

         RECLASSIFICATION FOR PRESENTATION - Certain amounts previously reported have been reclassified to conform to the current period's presentation.

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

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65% and 74% of the net operating revenues for the three months ended June 30, 2007 and 2006, respectively.

         CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 8), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") No. 46R, and, accordingly, the financial statements of PCHI are included in the accompanying condensed consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and prevailing practices for investor owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables as of June 30 and March 31, 2007 (in thousands) of $2,146 and $909, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2006 was an increase from $23,600 to $24,485. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. There were no adjustments for Final Notice of Program Reimbursement received recorded during the three months ended June 30, 2007 and 2006. As of June 30 and March 31, 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount (in thousands) of $1,854 and $1,831, respectively. These reserves offset against the third party settlement receivables and are included in due from government payers (in thousands) as a net receivable of $292 as of June 30, 2007 and in due to government payers (in thousands) as a net payable of $922 as of March 31, 2007.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended June 30, 2007 and 2006 the Hospitals received payments (in thousands) of $3,755 and $8,636, respectively. The related revenue recorded for the three months ended June 30, 2007 and 2006 was (in thousands) $3,496 and $7,743, respectively. As of June 30 and March 31, 2007, estimated DSH receivables (in thousands) of $1,119 and $1,378 are included in due from governmental payers in the accompanying condensed consolidated balance sheets.

         The following is a summary of due from and due to governmental payers as of June 30 and March 31, 2007:

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


                                                   June 30,          March 31,
                                                     2007              2007
                                                 ------------      ------------
Due from governmental payers
              Medicare and Medicaid              $      2,146      $         --
              Outlier                                  (1,854)               --
              DSH                                       1,119             1,378
                                                 ------------      ------------
                                                 $      1,411      $      1,378
                                                 ============      ============

Due to governmental payers
              Medicare and Medicaid              $         --      $       (909)
              Outlier                                      --             1,831
                                                 ------------      ------------
                                                 $         --      $        922
                                                 ============      ============

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% to 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended June 30, 2007 and 2006 were $1.6 million and $2.5 million, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2007. During the quarter the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The Company determined that the impact of the change for the three months ended and as of June 30, 2007 is not material.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

         TRANSFERS OF FINANCIAL ASSETS - The Company sells substantially all of its billed accounts receivable to a financing company (Note 2). The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- A replacement of SFAS No. 125." A transfer of financial assets in which the Company has surrendered control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Control over transferred assets is surrendered only if all of the following conditions are met:

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

         If a transfer of financial assets does not meet the criteria for a sale as described above, the Company and transferee account for the transfer as a secured borrowing with pledge of collateral, and accordingly the Company is prevented from derecognizing the transferred financial assets. Where derecognizing criteria are met and the transfer is accounted for as a sale, the Company removes financial assets from the consolidated balance sheet and a net loss is recognized in income at the time of sale.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         Cash held in the Company's bank accounts as of June 30 and March 31, 2007, collected on behalf of the buyer of accounts receivable, is not included in the Company's cash and cash equivalents.

         LETTERS OF CREDIT - At June 30, 2007, the Company has two outstanding standby letters of credit totaling $1.4 million. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its line of credit with the Lender (Note 4).

         RESTRICTED CASH - As of March 31, 2007, restricted cash consists of amounts deposited in short term time deposits with a commercial bank to collateralize the Company's obligations pursuant to certain agreements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         A certificate of deposit for $4.4 million was pledged to a commercial bank that issued a standby letter of credit for $4.2 million in favor of an insurance company that administered the Company's self-insured workers compensation plan. During the three months ended June 30, 2007, the insurance company drew down $2.6 million on the standby letter of credit. The Company recorded the $2.6 million drawdown as a deposit for workers compensation claims and a surety bond that the insurance company issued to a utility company on the Company's behalf. The $2.6 million is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2007. The remaining restricted cash of $1.8 million was released to the Company in June 2007.

         A certificate of deposit for $552 thousand was pledged as a reserve under the Company's capitation agreement with CalOptima. During the three months ended June 30, 2007, the Company replaced the certificate of deposit with a standby letter of credit for $169 thousand and the restricted cash of $552 thousand was released to the Company.

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

         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at June 30, 2007.

         DEBT ISSUANCE COSTS -These deferred charges related to credit agreement fees (Note 4) and were amortized over the related lives of the agreements.

         MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. Through April 2007, the Company received payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

         In certain circumstances, members would receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


such amounts are determinable. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues (loss) from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended June 30, 2007 and June 30, 2006 were $(0.06) million and $1.29 million, respectively. IBNR claims accruals at June 30 and March 31, 2007 were $3.4 million and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to record compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has adopted SFAS No. 123R. As of June 30, 2007 no stock options have been granted under the Company's stock incentive plan. On August 6, 2007, the Company's Board of Directors approved the award of stock options (Note 10).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and debt. The recorded carrying value of such financial instruments approximates a reasonable estimate of their fair value.

         To finance the Acquisition, the Company entered into agreements that contained warrants (Notes 4 and 5), which are required to be accounted for as derivative liabilities in accordance with SFAS No. 133. A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts ("embedded derivatives") and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company may engage in complex transactions in the future that also may contain embedded derivatives. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.

         WARRANTS - In connection with its Acquisition of the Hospitals, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, SFAS No. 150 and EITF No. 00-19 (Notes 4 and 5).

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Due to the losses from operations incurred by the Company during the three months ended June 30, 2007, the anti-dilutive effect of warrants has been excluded in the calculations of diluted loss per share presented in the accompanying condensed consolidated statements of operations.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach for the effect of income taxes. Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its deferred tax assets.

         On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company has implemented this interpretation as of April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

         The adoption of FIN 48 at April 1, 2007 did not have a material effect on the Company's financial position.

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before December 31, 2003 and December 31, 2002, respectively. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities.

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

         RECENTLY ENACTED ACCOUNTING STANDARDS - In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of either the amortization method or the fair value measurement method, with changes in fair value recorded in the consolidated statement of operations, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The adoption of this statement did not have a material impact on the Company's consolidated financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The statement is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS PURCHASE AGREEMENT

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (Note 4). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA provides for the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration.

         The accounts receivable are sold weekly based on separate bills of sale for each Hospital. The purchase price is comprised of two components, the Advance Rate Amount and the Deferred Purchase Price Receivable amount, as defined. The Advance Rate Amount is based on the Buyer's appraisal of accounts receivable accounts. The Buyer's appraisal is developed internally by the Buyer and does not necessarily reflect the net realizable value or the fair value of the accounts receivable sold. At the time of sale, the Buyer advances 95% of the Buyer's appraised value (the "95% Advance) on eligible accounts to the Company and holds the remaining 5% as part of the security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 15% (the "15% Cap") of the aggregate Advance Rate Amount of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the Advance Rate Amount of each tranche of accounts receivable accounts purchased until closed based on application of cash collections up to the Advance Rate Amount for that tranche, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. The Company holds cash collected in its lockbox in a fiduciary role for the Buyer and records the cash as part of Security Reserve Funds. Collections are applied by the Buyer on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase until the tranche is closed. The APA further provides that if the amount collected (as to each account purchased within 180 days of the billing date on any account, including substitute assets, purchased by Buyer) is less than the amount of its Adjusted Value, as defined, then such seller shall remit to Buyer the amount of such difference between the Adjusted Value of the account and the amount actually collected on such account by Buyer as the repurchase price for such account. If the Seller fails to repurchase such accounts, the Buyer shall deduct from the Advance Rate Amount and Deferred Purchase Price otherwise payable for all accounts with respect to any purchase, an amount equal to the Adjusted Value of such uncollected account less the deferred portion of the purchase price thereof, thereby closing the tranche. These provisions have not been applied in the contract to date due to the timely closure of tranches.

         Collections in excess of the Advance Rate Amount are credited by the Buyer to Security Reserve Funds and ultimately released to the Company to pay down the Deferred Purchase Price Receivable. The Deferred Purchase Price Receivable approximates fair value and represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the Advance Rate Amount. In determining the fair value of the Deferred Purchase Price Receivable recorded upon sales of accounts receivable accounts under the APA, the key assumption used is the application of a short-term discount rate. If the discount rate applied increased by 10%, the adverse effect on the Deferred Purchase Price Receivable and related loss on sale of accounts receivable would be insignificant. The Deferred Purchase Price Receivable is unsecured.

         From inception of the APA through June 30, 2007, the Buyer has advanced $565.1 million to the Company through the APA. In addition, the Company has received $48.2 million in reserve releases from inception through June 30, 2007. Payments posted on sold receivables approximated $610.0 million. Advances net of payment and adjustment activity, cumulatively through June 30 and March 31, 2007 were $3.3 million and $7.0 million, respectively. Transaction Fees incurred for the same periods were $10.4 million and $9.3 million, respectively.

         The following table reconciles accounts receivable at June 30 and March 31, 2007, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


                                                         June 30, 2007                  March 31, 2007
                                                  ----------------------------    ----------------------------
                                                   As reported     Pro Forma      As reported      Pro Forma
                                                  ------------    ------------    ------------    ------------
Accounts receivable
              Governmental                        $      7,203    $     23,354    $      7,958    $     25,621
              Non-governmental                          12,682          51,083          13,767          51,229
                                                  ------------    ------------    ------------    ------------
                                                        19,885          74,437          21,725          76,850
Less allowance for doubtful accounts                    (2,010)        (18,280)         (2,355)        (16,267)
                                                  ------------    ------------    ------------    ------------
              Net patient accounts receivable           17,875          56,157          19,370          60,583
                                                  ------------    ------------    ------------    ------------
Security reserve funds                                   9,982              --           7,990              --
Deferred purchase price receivable                      14,612              --          16,975              --
                                                  ------------    ------------    ------------    ------------
              Receivable from Buyer of accounts         24,594              --          24,965              --
                                                  ------------    ------------    ------------    ------------
Advance rate amount in excess of collections                --          (3,313)             --          (6,957)
Transaction Fees deducted from Security
              Reserve Funds                                 --         (10,375)             --          (9,291)
                                                  ------------    ------------    ------------    ------------
                                                  $     42,469    $     42,469    $     44,335    $     44,335
                                                  ============    ============    ============    ============


         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules. As of June 30, 2007 as shown above as the difference between the accounts receivable - governmental as reported versus proforma amounts, the Company had $16,151 thousand in governmental accounts receivable that had been reported as sold which were subject to the foregoing limitation.

         The Company records estimated Transaction Fees and estimated servicing liability related to the sold accounts receivable at the time of sale. The estimated servicing liability is recorded at cost which approximates fair value of providing such services. The loss on sale of accounts receivable is comprised of the following (in thousands).

                                                    For the three months ended
                                                        ------------------
                                                        June 30,   June 30,
                                                         2007       2006
                                                        -------    -------
Transaction Fees deducted from Security
    Reserve Funds - closed purchases                    $ 1,084    $ 1,215
                                                        -------    -------
Change in accrued Transaction Fees - open purchases         (32)       (51)
    Total Transaction Fees incurred                       1,052      1,164
                                                        -------    -------
Servicing expense for sold accounts receivable
     - closed purchases                                   1,534      1,266
Change in accrued servicing expense for sold
    accounts receivable - open purchases                     --        (91)
                                                        -------    -------
    Total servicing expense incurred                      1,534      1,175
                                                        -------    -------
Loss on sale of accounts receivable for
    the period                                          $ 2,586    $ 2,339
                                                        =======    =======

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         The related accrued Transaction Fee and accrued servicing liabilities included in other current liabilities on the accompanying condensed consolidated balance sheets are as follows (in thousands).

                                               June 30, 2007      March 31, 2007
                                                -----------        -----------
          Transaction fee liability                   1,201        $     1,233
          Accrued servicing liability                   789        $       789


         The accrued servicing liability recorded at June 30 and March 31, 2007, approximates fair value in accordance with SFAS No. 140.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands).

                                                        JUNE 30,       MARCH 31,
                                                          2007           2007
                                                        --------       --------
Buildings                                               $ 33,697       $ 33,697
Land and improvements                                     13,523         13,523
Equipment                                                  9,833          9,694
Assets under capital leases                                6,505          6,505
                                                        --------       --------
                                                          63,558         63,419
Less accumulated depreciation                             (6,040)        (5,247)
                                                        --------       --------

              Property and equipment, net               $ 57,518       $ 58,172
                                                        ========       ========


         Essentially all land and buildings are owned by PCHI (Notes 8 and 9).

         The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

         In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future and must complete one set of seismic upgrades to each facility by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit expenses. In addition, there could be other remediation costs pursuant to this seismic retrofit.

         There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on our cash flow.


NOTE 4 - DEBT

         On June 13, 2007 the Company received a notice of default on its debt from Medical Provider Financial Corporation II ("the Lender"), an affiliate of Medical Capital Corporation. On June 18, 2007, the Company entered into a Forbearance Agreement with the Lender. This agreement provides, among other provisions, that the Lender will forgo exercising any of its rights and remedies under the various credit agreements for ninety days. During this time the Company will continue its efforts to refinance its existing matured debt.

         The Company's debt consists of the following as of June 30 and March 31, 2007 (in thousands).

              Secured note                                             $ 10,700
              Less derivative - warrant liability, current              (10,700)
              Secured acquisition loan                                   45,000
              Secured line of credit, outstanding borrowings             27,341
                                                                       --------
                            Total - all current                        $ 72,341
                                                                       ========

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         The Company borrowed all of its debt from affiliates of Medical Capital Corporation. Effective March 3, 2005, the Company entered into a credit agreement (the "Credit Agreement") with the Lender, whereby the Company obtained initial financing with annual interest at the rate of 14% in the amount of $80.0 million, consisting of a $30.0 million non-revolving Line of Credit and a $50.0 million Acquisition Loan (less $5.0 million repayment on December 12, 2005) in the form of a real estate loan (collectively, the "Obligations"). The Company used the proceeds from the $50.0 million Acquisition Loan and $3.0 million from the Line of Credit to complete the Acquisition (Note 1).

         As of June 30, 2007, the Company had no remaining availability under its $30.0 million Line of Credit as the maturity date has passed. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes, as defined.

         Effective January 1, 2006, the Company and the Lender agreed to an amendment to the Obligations that changed the interest rate from 14% per annum to prime plus 5.75% per annum. In accordance with the Forbearance Agreement, this debt accrues interest at a fixed rate of 14% per annum.

         Interest payments are due on the Obligations on the first business day of each calendar month while any Obligation is outstanding. The Obligations matured on March 2, 2007. Under the Credit Agreement, all future capital contributions to the Company by Orange County Physicians Investment Network, LLC ("OC-PIN") shall be used by the Company as mandatory prepayments of the Line of Credit.

         The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including, without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast Holdings, LLC and Ganesha Realty, LLC, (the members of PCHI), have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast Holdings, LLC have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and (iv) OC-PIN (Note 6) has agreed to guaranty the payment and performance of all the Obligations.

         SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement") with the Lender. Under the December Credit Agreement, the Lender loaned $10.7 million to the Company (the "December Note"). Interest is payable monthly at the rate of 12% per annum and the December Note originally due on December 12, 2006 was extended to March 2, 2007 pursuant to an agreement dated December 22, 2006 (see below).

         The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The Company has classified the December Note as current warrant liability in the accompanying condensed consolidated balance sheets as of June 30 and March 31, 2007 (Note 5).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         The Company is required to file a registration statement covering the resale of all the shares of common stock underlying the December Note Warrant and to use its reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter.


NOTE 5 - COMMON STOCK WARRANTS

         DECEMBER NOTE WARRANT - In accordance with SFAS No. 150, the Company has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying condensed consolidated balance sheets as of June 30 and March 31, 2007 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be paid to the Company as paid in capital. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

         At June 30 and March 31, 2007, the estimated potential number of shares was calculated using the market price and $10.7 million liability of the Company. The estimated number of shares was 46.5 million and 33.4 million, respectively. The maximum number of share issuable in the event of default in accordance with the December Note Warrant agreement however, is the greatest of:
(1) 26.1 million Shares of Common Stock, (2) Shares representing 31.09% of all Common Stock and Common Stock Equivalents of the Company, or 61.9 million at June 30 and March 31, 2007, and (3) the fair market value of Shares of Common Stock equal to the amount of the $10.7 million loan not repaid at maturity or default of such Loan, plus any accrued and unpaid interest thereon, Lender's fees, costs and expenses, and attorneys' fees. Any amounts received by the lender from the sale of stock they received when they exercise the warrants in excess of that required to retire the $10.7 million debt would be paid to the Company as additional paid in capital.

         RESTRUCTURING WARRANTS - The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, the Company issued warrants to purchase up to 74.7 million shares of the Company's common stock (the "Restructuring Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of a 49% interest in PCHI for $2.45 million.

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with FAS No. 133, these warrants are revalued at each reporting date, and the changes in fair value are recorded as change in fair value of derivative on the consolidated statement of operations.

         During February 2007, Dr. Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28.7 million net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to additional paid in capital and to common stock totaling $9,199 thousand. These shares were issued to Dr. Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at June 30 and March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (20.8 million shares) which could be issued, if the December Note warrant was to become issuable, which occurred on June 13, 2007 upon receipt of a notice of default from the Lender.

         On July 2, 2007, the Company accepted, due to the default and subsequent vesting of the December Note Warrant, an additional exercise under the anti-dilution provisions the Restructuring Warrant Agreement by Dr. Chaudhuri and Mr. Thomas. The exercise resulted in additional shares issuable of
20.8 million shares for consideration of $576 thousand in cash. The effect of this exercise resulted in additional warrant expense for the year ended March 31, 2007 of $693 thousand, which was accrued based on the transaction as of March 31, 2007.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         The Company recorded a change in the fair value of derivative of (in thousands) $0 and a gain of $4,325 for the three months ended June 30, 2007 and 2006, respectively. The related warrant liability as of June 30 and March 31, 2007 is $4.2 million (excluding the $10.7 million December Note Warrant liability).

NOTE 6 - COMMON STOCK

         STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN a company founded by Dr. Anil V. Shah, a board member, and owned by a number of physicians practicing at the acquired Hospitals. This agreement was subsequently amended to include the following:

         Under the First Amendment and the related Escrow Agreement, OC-PIN deposited a total of $12.5 million into the escrow account. However, following receipt of such funds, a disagreement arose between OC-PIN and the third party which provided $11.0 million of the $12.5 million deposited into the escrow account. In order to resolve this matter and to avoid potential litigation involving the Company, the Company agreed to return $11.0 million of these funds and provide OC-PIN with a limited opportunity to provide alternative financing. Therefore, effective October 31, 2005, the Company entered into a Second Amendment to the Stock Purchase Agreement (the "Second Amendment"), pursuant to which the Company and OC-PIN issued escrow instructions to release escrowed funds as of November 2, 2005, terminate the Escrow Agreement and distribute the assets in the escrow account as follows:

         1. $1.5 million of the escrowed cash, plus a pro rata portion of the accrued interest, was delivered to the Company for payment of stock.

         2. $11.0 million of the escrowed cash, plus a pro rata portion of the accrued interest was delivered to OC-PIN.

         3. 5.8 million of the escrowed shares of the Company's common stock were delivered to OC-PIN.

         4. 40.6 million of the escrowed shares of the Company's common stock were delivered to the Company.

         5. OC-PIN transferred $2.8 million from another account to the Company for which OC-PIN received 10.8 million of the escrowed shares.

         6. The Company agreed to issue to OC-PIN 5.4 million shares of its common stock multiplied by the percentage of OC-PIN's payment required to be made under the Stock Purchase Agreement, as amended, which had been made to date.

         7. The Company granted OC-PIN the right to purchase up to $6.7 million of common stock within 30 calendar days following the cure of the Company's default relating to the Credit Agreement at a price of $0.2586728 per share or a maximum of 25.9 million shares of its common stock, plus interest on the purchase price at 14% per annum from September 12, 2005 through the date of closing on the funds from OC-PIN. Upon one or more closings on funds received under this section of the Second Amendment, the Company agreed to issue an additional portion of the 5.4 million shares mentioned in item (6) above. On September 12, 2006, the Company issued 3.2 million of these shares to OC-PIN in full resolution of the Stock Purchase Agreement.

         The Company's debt covenants restrict the ability to pay dividends.


NOTE 7 - INCOME (LOSS) PER SHARE

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

         Since the Company incurred losses for the three months ended June 30, 2007, antidilutive potential shares of common stock, consisting of 82.7 million shares, issuable under warrants, have been excluded from the calculations of diluted loss per share for the period.

         Income per share for the three months ended June 30, 2006 was computed as follows (in thousands except for per share amounts).


            Numerator:
                          Net income                                    $  2,188
                                                                        ========

            Denominator:
                          Weighted average common shares                  84,351
                          Warrants                                        42,946
                                                                        --------

                          Denominator for diluted calculation            127,297
                                                                        ========


NOTE 8 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast Holdings, LLC and Ganesha Realty, LLC; which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is a director of the Company and is also the co-manager and an investor in OC-PIN, which is the majority shareholder of the Company. As the result of the partial exercise of the Restructuring Warrant on February 6, 2007, Dr. Chaudhuri and Mr. Thomas are constructively the holders of 24.9% of the outstanding stock of the Company as of June 30 and March 31, 2007. They are also the owners of the Restructuring Warrants to purchase an additional 20.8 million shares of future stock in the Company, issuable due to an anti dilution feature of the warrant (Note 5). As described in Note 1, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying condensed consolidated financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. The term of the lease for the Hospitals is approximately 25 years, commencing March 8, 2005 and terminating on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of 25 years. This lease commitment with PCHI is eliminated in consolidation (Note 8).

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings, land, and other equipment with terms that were extended concurrently with the assignment of the leases to December 31, 2023.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2007, the Company had accrued $5.8 million and $4.9 million, respectively, which is comprised of $1.3 million and $1.4 million, respectively, in incurred and reported claims, along with $4.5 million and $3.5 million, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2007, the Company had accrued $1.1 million and $1.0 million, respectively, comprised of $0.3 million and $0.2 million, respectively, in incurred and reported claims, along with $0.8 million and $0.8 million, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at June 30, 2007 was based upon projections determined by an independent actuary. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30, 2007, the Company had accrued $1.6 million, comprised of $0.3 million in incurred and reported claims, along with $1.3 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at June 30, 2007. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased all risk umbrella liability policies with aggregate limit of $19.0 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

         The Company finances various insurance policies at interest rates ranging from 5.97% to 7.5% per annum. During the three months ended June 30, 2007 and 2006, the Company incurred finance charges (in thousands) of $53 and $88, respectively, relating to such policies. As of June 30 and March 31, 2007, the accompanying condensed consolidated balance sheets include the following balances relating to the financed insurance policies (in thousands).


                                                 June 30, 2007    March 31, 2007
                                                   -----------     -----------

      Prepaid insurance                            $     3,553     $     5,004
      (Included in prepaid expenses and other
          current assets)

      Accrued insurance premiums                   $     2,676     $     3,808
      (Included in other current liabilities)


         AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (Note 8). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the condominium association of the Condo Units having the right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5.0 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the applicable right of first refusal, Tenet was to transfer title to the Condo Units to the Company in exchange for consideration of $5.0 million, pro rated if less than all of the Condo Units are transferred.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         Pursuant to the Compensation Agreement, the Company was to acquire title to the Condo Units upon expiration of the applicable' right of first refusal and then transfer such title to the Condo Units to PCHI. In the event of the Company's failure to obtain title to the Condo Units, the Company was to pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI, but not less than the product of $2.5 million multiplied by a fraction, the numerator of which shall be the number of Condo Units not acquired by the Company and transferred to PCHI, and the denominator equal to the total Condo Units of twenty-two. Tenet did not prevail in its efforts to transfer the units to the Company. The Company is prepared to dispute PCHI's potential claim. The Company has not accrued a liability for such a claim which would otherwise be eliminated in consolidation. If the Company is not successful in its defense against this claim the resultant distribution would result in a material adverse impact on cash flow.

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

         Approximately 16% of the Company's employees were represented by labor unions as of June 30, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Terms of the expired collective bargaining agreements remain in place until new agreements are reached. The Company is currently negotiating with these unions regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. The Company does not anticipate the new agreements will have a material adverse effect on our results of operations.

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

         On May 14, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors and also against the Company's majority shareholder, OC-PIN. Among other things, the suit alleges that the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit also alleges that defendants' attempt to change the Company's management and control of the existing Board could trigger an "Event of Default" under the express terms of the Company's existing credit agreements with its secured lenders.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         On May 17, 2007, OC-PIN filed a separate suit against the Company in Orange County Superior Court. OC-PIN's suit alleges the management issue referred to above must be resolved prior to the completion of the refinancing. OC-PIN further alleges that the Company's President has failed to call a special shareholders' meeting so that OC-PIN could fill positions on the Company's Board of Directors.

         Both actions have been consolidated so they can be heard before one judge. The Company has filed a motion to appoint an independent provisional director to the vacant seventh Board seat. OC-PIN has filed an application for an order noticing a special shareholders meeting. These and other preliminary matters were heard on July 2, 2007 and a ruling was issued on July 11, 2007 appointing an independent director for the term of the lawsuit.

         In late May 2007, Western Medical Center, Santa Ana ("Medical Center") was notified by a May 25, 2007 letter from CMS had identified one case that was a potential violation of the federal patient anti-dumping law (officially, the Emergency Medical Treatment and Active Labor Act or EMTALA). In June 2007, Lumetra, a Medicare quality improvement organization, notified Medical Center that it was aiding CMS in its investigation of the same matter. Medical Center has responded to CMS and Lumetra that its actions were appropriate and did not violate EMTALA. The complaint from CMS and the notice from Lumetra are the first steps in a determination by the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services whether to seek enforcement action for a violation of EMTALA. The potential sanctions which may be imposed by the OIG for a violation of EMTALA are a civil money penalty up to $50.0 thousand for a confirmed violation and possible exclusion from the Medicare and Medi-Cal Programs. The Company has notified both CMS and Lumetra that it believes that a violation of the EMTALA statutes and regulations did not occur nor should it be subject to any civil money penalties. As a prophylactic matter it has also reviewed and revised its policies and procedures regarding communication and admission practices through the hospital's emergency department and has conducted further EMTALA in service training.


NOTE 10 - SUBSEQUENT EVENT

         On August 6, 2007, the Board of Directors approved the granting of options with the right to purchase an aggregate of 5,190 thousand shares of the Company's common stock to eligible employees pursuant to the Company's 2006 Stock Incentive Plan. The grant price approved on that date is $0.26 per share. The options are subject to various vesting periods and will expire seven years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed on July 16, 2007 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

CURRENT LIQUIDITY

         The Company is currently operating under a ninety day Agreement to Forbear ("Forbearance Agreement"), dated June 18, 2007, from its major lenders. Should the Company be unable to obtain financing from another lender prior to the expiration of the forbearance period under the Forbearance Agreement and the Lenders exercise their full remedies under the current Credit Agreements, the Company believes that it will be unable to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $5,775 thousand during the three months ended June 30, 2007 and has a working capital deficit of $95,606 thousand at June 30, 2007. All of the Company's debt matured prior to March 31, 2007 and the Company is currently operating under a ninety day Forbearance Agreement, dated June 18, 2007, with its lenders to obtain new financing. The Forbearance Agreement expires on September 17, 2007.

         These factors, among others, indicate a need for the Company to take action to resolve its financing issues and operate its business as a going concern. There is no assurance that the Company will be successful in obtaining a new financing agreement, improving reimbursements or reducing operating expenses.

         Management has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

         1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care, and other patient revenues improved $6.8 million during the three months ended June 30, 2007 compared to the same period in 2006.

            However, net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended June 30, 2007 and 2006 were $78.6 million and $81.3 million, respectively. This was primarily due to the fact that the Company received a $3.5 million lump sum award from the State MediCal unit during the three months ended June 30, 2006. Adjusting for this, revenues grew by 1%. The Company has requested, but not yet been granted, additional funding to support indigent care in the current year.

            The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments for Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues decreased $11.0 million for the three months ended June 30, 2007 compared to the same period in 2006.

            Inpatient admissions decreased by 2.3% to 6,719 for the three months ended June 30, 2007 compared to 6,874 for the same period in 2006. This was primarily attributable to the termination of CalOptima capitation agreements. This resulted in a net reduction in capitation revenues of $10.3 million compared to the three months ended June 30, 2006. This was partially offset by a $3.6 million increase in CalOptima fee-for-service revenues under continuing agreements. The net difference in revenues is offset by a corresponding reduction in direct operating expenses.

         2. Operating expenses (excluding provision for doubtful accounts included above): Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrants for the three months ended June 30, 2007 were $0.6 million, or 0.7%, lower than for the same period in 2006. Due to favorable claims experience the Company has secured lower rates for insurance for the year ending March 31, 2008 for Risk, Workers Compensation, and Employee Health. The estimated annual savings are projected to be $6.0 million.

         3. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. On February 21, 2007, the Company signed a term sheet with Medical Capital Corporation for a new financing arrangement. The proposed agreement called for replacing all of the Company's existing debt as well as the APA with a new financing structure consisting of a $45.0 million term loan, a $35.0 million non revolving line of credit, a $10.7 million convertible term loan, and a $50.0 million revolving line of credit. These loans would be secured by essentially all of the Company's assets and certain warrants would be issued. These terms have been approved by the Company's Board of Directors. The agreements were also subject to the approval and execution by the other credit parties. The Credit Parties failed to execute the proposed agreements, the proposal was rescinded and Notices of Default and a Forbearance Agreement for ninety days were executed on June 18, 2007.

            On August 6, 2007, the Company's Board of Directors reaffirmed its resolution to work with its existing lenders to refinance and encouraged the other credit parties to execute the proposed loan agreements.

            Upon execution, the revised terms are expected to reduce the Company's cost of capital by $5.7 million per year.

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

         As of June 30, 2007, the Company had no availability under its $30.0 million Line of Credit as the maturity date had passed. The Line of Credit is to be used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes.

         ACQUISITION DEBT - Effective March 3, 2005, in connection with the Acquisition, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80.0 million of which $30.0 million is in the form of a non revolving Line of Credit and $50.0 million (less $5.0 million repayment on December 12, 2005) is in the form of an Acquisition Loan (collectively, the "Obligations"). The Company used the proceeds from the $50.0 million Acquisition Loan and $3.0 million from the Line of Credit to complete the Acquisition. The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. This debt, in the amount of $72.3 million, matured on March 8, 2007, is currently due and is subject to the Forbearance Agreement.

         SECURED SHORT TERM NOTE - On December 12, 2005, the company entered into a credit agreement with the lender, whereby the lender loaned the Company $10.7 million. This was primarily due to the Company's inability to secure the required equity pursuant to its Stock Purchase Agreement with OC-PIN. The $10.7 million short term note matured on December 12, 2006 and was extended through March 2, 2007. The note is secured by substantially all the assets of the Company and is further collateralized by the December Note Warrant which is exercisable by the lender in the event of default by the Company. The $10.7 million note is current, due and payable, the underlying warrant is exercisable as the Company received a formal notice of default from its lender on June 18, 2007. The Short Term Note is subject to the Forbearance Agreement.

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - The Company sold $5.0 million in limited partnership interests to finance the Acquisition to Pacific Coast Holdings Investment, LLC ("PCHI") and guaranteed the Company's Acquisition Loan. Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Additionally, a gain of $4,433 thousand arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated in the accompanying condensed consolidated financial statements so as to record the land and buildings at the Company's cost. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. The commitment on this lease agreement is approximately $210.0 million over the remainder of the lease term.

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

         ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see ACQUISITION DEBT). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA provides for the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration.

         The accounts receivable are sold weekly based on separate bills of sale for each Hospital. The purchase price is comprised of two components, the Advance Rate Amount and the Deferred Purchase Price Receivable amount, as defined. The Advance Rate Amount is based on the Buyer's appraisal of accounts receivable accounts. The Buyer's appraisal is developed internally by the Buyer and does not necessarily reflect the net realizable value or the fair value of the accounts receivable sold. At the time of sale, the Buyer advances 95% of the Buyer's appraised value (the "95% Advance") on eligible accounts to the Company and holds the remaining 5% as part of the security reserve funds on sold accounts (the "Security Reserve Funds"), which is non-interest bearing. Except in the case of a continuing default, the Security Reserve Funds can not exceed 15% (the "15% Cap") of the aggregate Advance Rate Amount of the open purchases. The Company is charged a "purchase discount" (the "Transaction Fee") of 1.35% per month of the Advance Rate Amount of each tranche of accounts receivable accounts purchased until closed based on application of cash collections up to the Advance Rate Amount for that tranche, at which time the Buyer deducts the Transaction Fee from the Security Reserve Funds. The Company holds cash collected in its lockbox in a fiduciary role for the Buyer and records the cash as part of Security Reserve Funds. Collections are applied by the Buyer on a dollar value basis, not by specific identification, to the respective Hospital's most aged open purchase until the tranche is closed. The APA further provides that if the amount collected (as to each account purchased within 180 days of the billing date on any account, including substitute assets, purchased by Buyer) is less than the amount of its Adjusted Value, as defined, then such seller shall remit to Buyer the amount of such difference between the Adjusted Value of the account and the amount actually collected on such account by Buyer as the repurchase price for such account. If the Seller fails to repurchase such accounts, the Buyer shall deduct from the Advance Rate Amount and Deferred Purchase Price otherwise payable for all accounts with respect to any purchase, an amount equal to the Adjusted Value of such uncollected account less the deferred portion of the purchase price thereof, thereby closing the tranche. These provisions have not been applied in the contract to date due to the timely closure of tranches.

         Collections in excess of the advance rate amount are credited by the Buyer to Security Reserve Funds and ultimately released to the Company to pay down the Deferred Purchase Price Receivable. The Deferred Purchase Price Receivable approximates fair value and represents amounts the Company expects to collect, based on regulations, contracts, and historical collection experience, in excess of the Advance Rate Amount. In determining the fair value of the Deferred Purchase Price Receivable recorded upon sales of accounts receivable accounts under the Accounts Purchase Agreement, the key assumption used is the application of a short-term discount rate. If the discount rate applied increased by 10%, the adverse effect on the Deferred Purchase Price Receivable and related loss on sale of accounts receivable would be insignificant. The Deferred Purchase Price Receivable is unsecured.

         From inception of the APA through June 30, 2007, the Buyer has advanced $565.1 million to the Company through the APA. In addition, the Company has received $48.2 million in reserve releases from inception through June 30, 2007. Payments posted on sold receivables approximated $610.0 million. Advances net of payment and adjustment activity, cumulatively through June 30 and March 31, 2007 were $3.3 million and $7.0 million respectively. Transaction fees incurred for the same periods were $10.4 million and $9.3 million, respectively.

         The Company records estimated Transaction Fees and estimated servicing expense related to the sold accounts receivable at the time of sale. The Company incurred loss on sale of accounts receivable of (in thousands) $2,586 and $2,339 for the three months ended June 30, 2007 and June 30, 2006, respectively.

         DECEMBER NOTE WARRANT - In accordance with SFAS No. 150, the Company has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying condensed consolidated balance sheets as of June 30 and March 31, 2007 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be paid to the Company as paid in capital. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

         At June 30 and March 31, 2007, the estimated potential number of shares was calculated using the market price and $10.7 million liability of the Company. The estimated number of shares was 46.5 million and 33.4 million, respectively. The maximum number of share issuable in the event of default in accordance with the December Note Warrant agreement however, is the greatest of:
(1) 26.1 million Shares of Common Stock, (2) Shares representing 31.09% of all Common Stock and Common Stock Equivalents of the Company, or 61.9 million at June 30 and March 31, 2007, and (3) the fair market value of Shares of Common Stock equal to the amount of the $10.7 million loan not repaid at maturity or default of such Loan, plus any accrued and unpaid interest thereon, Lender's fees, costs and expenses, and attorneys' fees. Any amounts received by the lender from the sale of stock they received when they exercise the warrants in excess of that required to retire the $10.7 million debt would be paid to the Company as additional paid in capital.

         RESTRUCTURING WARRANTS - The Company entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, the Company issued warrants to purchase up to 74.7 million shares of the Company's common stock (the "Restructuring Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of the Company's fully diluted capital stock at the time of exercise). In addition, the Company amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of a 49% interest in PCHI for $2.45 million.

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with FAS No. 133, these warrants are revalued at each reporting date, and the changes in fair value are recorded as change in fair value of derivative on the consolidated statement of operations.

         During February 2007, Dr. Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28.7 million net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to additional paid in capital and to common stock totaling $9,199 thousand. These shares were issued to Dr. Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at June 30 and March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (20.8 million shares) which could be issued, if the December Note warrant was to become issuable, which occurred on June 13, 2007 upon receipt of a notice of default from the Lender.

         On July 2, 2007, the Company accepted, due to the default and subsequent vesting of the December Note Warrant, an additional exercise under the anti-dilution provisions the Restructuring Warrant Agreement by Dr. Chaudhuri and Mr. Thomas. The exercise resulted in additional shares issuable of
20.8 million shares for consideration of $576 thousand in cash. The effect of this exercise resulted in additional warrant expense for the year ended March 31, 2007 of $693 thousand, which was accrued based on the transaction as of March 31, 2007.

         The Company recorded a change in the fair value of derivative of (in thousands) $0 and a gain of $4,325 for the three months ended June 30, 2007 and 2006, respectively. The related warrant liability as of June 30 and March 31, 2007 is $4.2 million (excluding the $10.7 million December Note Warrant liability).

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

RESULTS OF OPERATIONS

         The following table sets forth, for the three months ended June 30, 2007 and 2006, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                           Three months ended
                                                                June 30,
                                                          --------------------
                                                           2007          2006
                                                          -------      -------

         Net operating revenues                             100.0%       100.0%

         Operating expenses:
           Salaries and benefits                             56.3%        51.6%
           Supplies                                          14.2%        13.2%
           Provision for doubtful accounts                    9.5%        10.6%
           Other operating expenses                          19.2%        20.2%
           Loss on sale of accounts receivable                3.0%         2.6%
           Depreciation and amortization                      0.9%         0.7%
                                                          -------      -------
           Total operating expenses                         103.1%        98.9%
                                                          -------      -------

         Operating income (loss)                             (3.1%)        1.1%
         Other expense:
           Interest expense, net                             (3.7%)       (3.6%)
           Change in fair value of derivative                 0.0%         4.8%
                                                          -------      -------
                                                             (3.7%)        1.2%
                                                          -------      -------

         Income (loss) before minority interest              (6.8%)        2.3%
         Minority interest in variable interest entity        0.1%         0.2%
                                                          -------      -------
         Net income (loss)                                   (6.7%)        2.5%
                                                          =======      =======


CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 and 2006

NET OPERATING REVENUES

         Net operating revenues for the three months ended June 30, 2007 decreased 4.6% compared to the same period in 2006. During the three months ended June 30, 2006 the Company received a $3.5 million, one time grant for indigent care. Admissions for the three months ended June 30, 2007 decreased 2.3% compared to the same period in 2006. Revenue per admission (excluding the $3.5 million grant) improved by 1.5% during the three months ended June 30, 2007. The underlying mix of patients remained fairly constant during the three months ended June 30, 2007 and 2006. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended June 30, 2007 and 2006 were $1.6 million and $2.5 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65% and 74% of the net operating revenues for the three months ended June 30, 2007 and 2006, respectively.

         Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.5 million one time grant referred to above, Net Collectable Revenues were $78.6 million and $77.8 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $0.8 million, or 3.3% per admission.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2007 decreased to $89.4 million from $90.0 million, a decrease of $0.6 million or 0.7% compared to the same period in 2006. The decrease in operating expenses was primarily the result of the decline in admissions and a decrease in the provision for doubtful accounts for the three month period.

         Salaries and benefits increased $1.9 million (4.0%) for the three months ended June 30, 2007 compared to the same period in 2006. Other operating expenses decreased $1.7 million for the three months ended June 30, 2007 compared to the same period in 2006. The salary and benefits and other operating expense variances are substantially offsetting as the result of bringing dietary positions in-house and terminating contracts with outside vendors for dietary services.

         The provision for doubtful accounts for the three months ended June 30, 2007 decreased to $8.2 million from $9.7 million or 14.9% compared to the same period in 2006. The decrease in the provision for doubtful accounts for the three months ended June 30, 2007 is primarily due to improvements in recoveries of bad debt and a reduction in unfunded patients compared to the same period in 2006.

         The loss on sale of accounts receivable for the three months ended June 30, 2007 increased to $2.6 million from $2.3 million, an increase of $0.3 million or 13.0%. The increase in the loss on sale of accounts receivable for the three months ended June 30, 2007 was primarily due to increased cost of servicing the accounts.

OPERATING INCOME (LOSS)

         Operating loss for the three months ended June 30, 2007 was $2.6 million compared to income of $1.0 million for the three months ended June 30, 2006. The decrease in operating income in 2007 is primarily due to the $3.5 million one time grant for indigent care received for the three months ended June 30, 2006.

OTHER EXPENSE, NET

         Other expense, net, changed primarily as a result of the changes in fair value of warrants. For the three months ended June 30, 2007 there was no change in the fair value of warrants. For the three months ended June 30, 2006 there was a $4.3 million reduction in the fair value of warrants resulting in a gain.

         Interest expense for the three months ended June 30, 2007 was substantially unchanged compared to the same period in 2006.

NET INCOME (LOSS)

         Net loss for the three months ended June 30, 2007 was $5.8 million compared to net income of $2.2 million for the same period in 2006. The change in net results for the three months ended June 30, 2007 was primarily due to the decrease in net operating revenues, the decrease in the fair value of derivative of $4.3 million and one time grant of $3.5 million during the three months ended June 30, 2006.

CASH FLOW

         Net cash provided by (used in) operating activities for the three months ended June 30, 2007 and 2006 was ($3.9) million and $3.5 million, respectively, including net losses of $5.0 million and $1.2 million, respectively, adjusted for depreciation and other non-cash items. The Company produced $1.1 million and $4.7 million in working capital for the three months ended June 30, 2007 and 2006, respectively. Net cash produced in working capital activities primarily reflects the increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable including security reserve fund and deferred purchase price receivable. Cash produced by growth in accounts payable and accrued liabilities was $1.3 million and $0.5 million, for the three months ended June 30, 2007 and 2006, respectively. Cash provided by decreases in accounts receivable including security reserve fund and deferred purchase price receivable, was $1.9 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively.

         Net cash provided by (used in) investing activities during the three months ended June 30, 2007 and 2006 was $4.8 million and ($48.0) thousand, respectively. In the three months ended June 30, 2007 and 2006, the Company invested $139.0 thousand and $48.0 thousand, respectively, in new equipment. During the three months ended June 30, 2007, $5.0 million in restricted cash was released to the Company.

         Net cash provided by (used in) financing activities for the three months ended June 30, 2007 and 2006 was ($59) thousand and $1.8 million, respectively. The increase in net cash provided by financing activities for the three months ended June 30, 2006 was primarily represented by $2.0 million in proceeds from credit facilities.


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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables as of June 30 and March 31, 2007 (in thousands) of $2,146 and $909, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United State Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2006 was an increase from $23,600 to $24,485. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. There were no adjustments for Final Notice of Program Reimbursement received recoded during the three months ended June 30, 2007 and 2006. As of June 30 and March 31, 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount (in thousands) of $1,854 and $1,831, respectively. These reserves offset against the third party settlement receivables and are included in due from government payers (in thousands) as a net receivable of $292 as of June 30, 2007 and in due to government payers (in thousands) as a net payable of $922 as of March 31, 2007.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH"). During the three months ended June 30, 2007 and 2006 the Hospitals received payments (in thousands) of $3,755 and $8,636, respectively. The related revenue recorded for the three months ended June 30, 2007 and 2006 was (in thousands) $3,496 and $7,743, respectively. As of June 30 and March 31, 2007, estimated DSH receivables (in thousands) of $1,119 and $1,378 are included in due from governmental payers in the accompanying condensed consolidated balance sheets.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% to 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended June 30, 2007 and 2006 were $1.6 million and $2.5 million, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not quality for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2007. During the quarter the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The Company determined that the impact of the change for the three months ended and as of June 30, 2007 is not material.

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

         MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company is contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. Through April 2007, the Company received payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

         In certain circumstances, members will receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims recorded in the Company's results of operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues (loss) from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended June 30, 2007 and June 30, 2006 were $(0.06) million and $1.29 million, respectively. IBNR claims accruals at June 30 and March 31, 2007 were $3.4 million and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         TRANSFERS OF FINANCIAL ASSETS - The Company sells substantially all of its billed accounts receivable to a financing company. The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company has surrendered control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Control over transferred assets is surrendered only if all of the following conditions are met:

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

         The following table reconciles accounts receivable at June 30 and March 31, 2007, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                                                       June 30, 2007              March 31, 2007
                                                  ------------------------    ------------------------
                                                  As reported    Pro Forma    As reported    Pro Forma
                                                  -----------    ---------    -----------    ---------
Accounts receivable
              Governmental                        $     7,203    $  23,354    $     7,958    $  25,621
              Non-governmental                         12,682       51,083         13,767       51,229
                                                  -----------    ---------    -----------    ---------
                                                       19,885       74,437         21,725       76,850
Less allowance for doubtful accounts                   (2,010)     (18,280)        (2,355)     (16,267)
                                                  -----------    ---------    -----------    ---------
              Net patient accounts receivable          17,875       56,157         19,370       60,583
                                                  -----------    ---------    -----------    ---------
Security reserve funds                                  9,982           --          7,990           --
Deferred purchase price receivable                     14,612           --         16,975           --
                                                  -----------    ---------    -----------    ---------
              Receivable from Buyer of accounts        24,594           --         24,965           --
                                                  -----------    ---------    -----------    ---------
Advance rate amount in excess of collections               --       (3,313)            --       (6,957)
Transaction Fees deducted from Security
              Reserve Funds                                --      (10,375)            --       (9,291)
                                                  -----------    ---------    -----------    ---------
                                                  $    42,469    $  42,469    $    44,335    $  44,335
                                                  ===========    =========    ===========    =========

         Any other term of the APA notwithstanding, the parties agreed as follows: (a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules. As of June 30, 2007 as shown above in the difference between the accounts receivable - governmental as reported versus proforma amounts, the Company had $16,151 thousand in governmental accounts receivable that had been reported as sold which were subject to the foregoing limitation.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2007, the Company had accrued $5.8 million and $4.9 million, respectively, which is comprised of $1.3 million and $1.4 million, respectively, in incurred and reported claims, along with $4.5 million and $3.5 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2007, the Company had accrued $1.1 million and $1.0 million, respectively, comprised of $0.3 million and $0.2 million, respectively, in incurred and reported claims, along with $0.8 million and $0.8 million, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accrual at June 30, 2007 was based upon projections determined by an independent actuary. We determine the adequacy of this accrual by evaluating our limited historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30, 2007, the Company had accrued $1.6 million, comprised of $0.3 million in incurred and reported claims, along with $1.3 million in estimated IBNR. We believe this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at June 30, 2007. Since the Company's self-insured health benefits plan was initiated in May 2007, we have not yet established historical trends which, in the future, may cause our costs to fluctuate with increases or decreases in the average number of employees, changes in our claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased all risk umbrella liability policies with aggregate limit of $19.0 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

RECENT ACCOUNTING STANDARDS

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of either the amortization method or the fair value measurement method, with changes in fair value recorded in the consolidated statement of operations, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS No. 157 will be adopted during the first interim quarterly period of fiscal 2008. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated results of operations or consolidated financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of June 30, 2007, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 4 and 5 to the condensed consolidated financial statements as of and for the three months ended June 30, 2007.

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

         As of June 30, 2007, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         Other than as described above, during the quarter ended June 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We and our subsidiaries are subject to various legal proceedings, most of which relate to routine matters incidental to operations. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable.

         Approximately 16% of the Company's employees were represented by labor unions as of June 30, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Terms of the expired collective bargaining agreements remain in place until new agreements are reached. The Company is currently negotiating with these unions regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. The Company does not anticipate the new agreements will have a material adverse effect on our results of operations.

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

         On May 14, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors and also against the Company's majority shareholder, OC-PIN. Among other things, the suit alleges that the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit also alleges that defendants' attempt to change the Company's management and control of the existing Board could trigger an "Event of Default" under the express terms of the Company's existing credit agreements with its secured lenders.

         On May 17, 2007, OC-PIN filed a separate suit against the Company in Orange County Superior Court. OC-PIN's suit alleges the management issue referred to above must be resolved prior to the completion of the refinancing. OC-PIN further alleges that the Company's President has failed to call a special shareholders' meeting so that OC-PIN could fill positions on the Company's Board of Directors.

         Both actions have been consolidated so they can be heard before one judge. The Company has filed a motion to appoint an independent provisional director to the vacant seventh Board seat. OC-PIN has filed an application for an order noticing a special shareholders meeting. These and other preliminary matters were heard on July 2, 2007 and a ruling issued on July 11, 2007 appointing an independent director for the term of the lawsuit.

         In late May 2007, Western Medical Center, Santa Ana ("Medical Center") was notified by a May 25, 2007 letter from CMS, that CMS had identified one case that was a potential violation of the federal patient anti-dumping law (officially, the Emergency Medical Treatment and Active Labor Act or EMTALA). In June 2007, Lumetra, a Medicare quality improvement organization, notified Medical Center that it was aiding CMS in its investigation of the same matter. Medical Center has responded to CMS and Lumetra that its actions were appropriate and did not violate EMTALA. The complaint from CMS and the notice from Lumetra are the first steps in a determination by the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services whether to seek enforcement action for a violation of EMTALA. The potential sanctions which may be imposed by the OIG for a violation of EMTALA are a civil money penalty up to $50.0 thousand for a confirmed violation and possible exclusion from the Medicare and Medi-Cal Programs. The Company has notified both CMS and Lumetra that it believes that a violation of the EMTALA statutes and regulations did not occur nor should it be subject to any civil money penalties. As a prophylactic matter it has also reviewed and revised its policies and procedures regarding communication and admission practices through the hospital's emergency department and has conducted further EMTALA in service training.


ITEM 1A. RISK FACTORS

      There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.


ITEM 6.  EXHIBITS

Exhibit
Number       Description
------       -----------

10.1 Agreement to Forbear executed June 18, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on June 19, 2007).

10.2 Amendment No. 1 to Forbearance Agreement executed June 18, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on June 19, 2007).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 20, 2007                By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)