Form 10-Q
period 2007-09-30
Integrated Healthcare Holdings Inc
filed 2007-11-14
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007; or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

There were 137,095,716 shares outstanding of the registrant's common stock as of September 30, 2007.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2007
           and March 31, 2007 - (unaudited)                                   3

         Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006, as
           restated - (unaudited)                                             4

         Condensed Consolidated Statements of Cash Flows for the six
           months ended September 30, 2007 and 2006, as restated -
           (unaudited)                                                        5

         Notes to Condensed Consolidated Financial Statements -
           (unaudited)                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          42

Item 4.  Controls and Procedures                                             42

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   42

Item 1A. Risk Factors                                                        44

Item 6.  Exhibits                                                            45

         Signatures                                                          46


PART I - FINANCIAL INFORMATION

                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (amounts in 000's, except par value)
                                                  (unaudited)


                                                                                SEPTEMBER 30,      MARCH 31,
                                                                                    2007             2007
                                                                                -------------   -------------
                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $       1,470   $       7,844
    Restricted cash                                                                        20           4,968
    Accounts receivable, net of allowance for doubtful
        accounts of $1,822 and $2,355, respectively                                    21,466          19,370
    Security reserve funds                                                             18,332           7,990
    Deferred purchase price receivable                                                 12,543          16,975
    Inventories of supplies                                                             5,918           5,944
    Due from governmental payers                                                        7,557           1,378
    Prepaid expenses and other current assets                                           9,134           8,097
                                                                                -------------   -------------
                  Total current assets                                                 76,440          72,566

Property and equipment, net                                                            56,951          58,172
Other assets                                                                              325               -
                                                                                -------------   -------------
                  Total assets                                                  $     133,716   $     130,738
                                                                                =============   =============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Debt, current                                                               $      72,341   $      72,341
    Accounts payable                                                                   47,677          41,443
    Accrued compensation and benefits                                                  13,392          12,574
    Warrant liability, current                                                         10,700          14,906
    Due to governmental payers                                                          1,903             922
    Other current liabilities                                                          20,011          20,687
                                                                                -------------   -------------
                  Total current liabilities                                           166,024         162,873

Capital lease obligations, net of current portion
    of $264 and $251, respectively                                                      5,706           5,834
Minority interest in variable interest entity                                           1,480           1,716
                                                                                -------------   -------------
                  Total liabilities                                                   173,210         170,423
                                                                                -------------   -------------

Commitments, contingencies and subsequent events

Stockholders' deficiency:
    Common stock, $0.001 par value; 250,000 shares authorized;
        137,096 and 116,304 shares issued and outstanding, respectively                   137             116
    Additional paid in capital                                                         30,408          25,589
    Accumulated deficit                                                               (70,039)        (65,390)
                                                                                -------------   -------------
                  Total stockholders' deficiency                                      (39,494)        (39,685)

                                                                                -------------   -------------
                  Total liabilities and stockholders' deficiency                $     133,716   $     130,738
                                                                                =============   =============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                       3






                                             INTEGRATED HEALTHCARE HOLDINGS, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (amounts in 000's, except per share amounts)
                                                          (unaudited)


                                                       THREE MONTHS ENDED SEPTEMBER 30,      SIX MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------     --------------------------------
                                                           2007                2006             2007                2006
                                                       ------------        ------------     ------------        ------------
                                                                            (restated)                           (restated)

Net operating revenues                                 $     95,376        $     85,343     $    182,168        $    176,335
                                                       ------------        ------------     ------------        ------------

Operating expenses:
     Salaries and benefits                                   51,122              48,467           99,951              95,427
     Supplies                                                12,277              12,325           24,580              24,353
     Provision for doubtful accounts                          7,353               9,167           15,584              18,840
     Other operating expenses                                17,323              16,662           34,180              35,017
     Loss on sale of accounts receivable                      2,411               2,630            4,997               4,969
     Depreciation and amortization                              800                 655            1,593               1,325
                                                       ------------        ------------     ------------        ------------
                                                             91,286              89,906          180,885             179,931
                                                       ------------        ------------     ------------        ------------

Operating income (loss)                                       4,090              (4,563)           1,283              (3,596)
                                                       ------------        ------------     ------------        ------------

Other income (expense):
     Interest expense, net                                   (3,081)             (3,407)          (6,168)             (6,653)
     Change in fair value of derivative                           -                 779                -               5,104
                                                       ------------        ------------     ------------        ------------
                                                             (3,081)             (2,628)          (6,168)             (1,549)
                                                       ------------        ------------     ------------        ------------

Income (loss) before provision for income
   taxes and minority interest                                1,009              (7,191)          (4,885)             (5,145)
     Provision for income taxes                                   -                   -                -                   -
     Minority interest in variable interest entity              117                 187              236                 329
                                                       ------------        ------------     ------------        ------------

Net income (loss)                                      $      1,126        $     (7,004)    $     (4,649)       $     (4,816)
                                                       ============        ============     ============        ============
Per Share Data:
   Income (loss) per common share
     Basic                                                    $0.01              ($0.08)          ($0.04)             ($0.06)
     Diluted                                                  $0.01              ($0.08)          ($0.04)             ($0.06)
   Weighted average shares outstanding
     Basic                                                  136,870              85,013          126,643              84,684
     Diluted                                                190,370              85,013          126,643              84,684


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                              4






                                       INTEGRATED HEALTHCARE HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (amounts in 000's)
                                                    (unaudited)


                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                                        -----------------------------------------
                                                                               2007                   2006
                                                                        ------------------     ------------------
                                                                                                   (restated)
Cash flows from operating activities:
Net loss                                                                 $         (4,649)       $        (4,816)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of property and equipment                       1,593                  1,325
      Provision for doubtful accounts                                              15,584                  9,673
      Amortization of debt issuance costs and intangible assets                         -                    483
      Change in fair value of derivative                                                -                 (5,103)
      Minority interest in net loss of variable interest entity                      (236)                  (409)
      Noncash share-based compensation expense                                         58                      -
Changes in operating assets and liabilities:
      Accounts receivable                                                         (17,680)               (11,872)
      Security reserve funds                                                      (10,342)                 8,610
      Deferred purchase price receivables                                           4,432                 (4,695)
      Inventories of supplies                                                          26                    148
      Due from governmental payers                                                 (6,179)                (1,127)
      Prepaid expenses, other current assets, and other assets                     (1,363)                 1,446
      Accounts payable                                                              6,234                  3,409
      Accrued compensation and benefits                                               818                    467
      Due to governmental payers                                                      981                  1,952
      Other current liabilities                                                      (675)                (1,478)
                                                                        ------------------     ------------------
        Net cash used in operating activities                                     (11,398)                (1,987)
                                                                        ------------------     ------------------

Cash flows from investing activities:
      Decrease in restricted cash                                                   4,948                      -
      Additions to property and equipment                                            (372)                  (164)
                                                                        ------------------     ------------------
        Net cash provided by (used in) investing activities                         4,576                   (164)
                                                                        ------------------     ------------------

Cash flows from financing activities:
      Proceeds from long term debt                                                      -                  2,000
      Issuance of common stock                                                        576                      -
      Variable interest entity distribution                                             -                   (180)
      Payments on capital lease obligations                                          (128)                   (48)
                                                                        ------------------     ------------------
        Net cash provided by financing activities                                     448                  1,772
                                                                        ------------------     ------------------

Net decrease in cash and cash equivalents                                          (6,374)                  (379)
Cash and cash equivalents, beginning of period                                      7,844                  4,970
                                                                        ------------------     ------------------
Cash and cash equivalents, end of period                                 $          1,470        $         4,591
                                                                        ==================     ==================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                         5

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

      The accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2007, its results of operations for the three and six months ended September 30, 2007 and 2006, as restated, and its cash flows for the six months ended September 30, 2007 and 2006, as restated.

      The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2007 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on July 16, 2007.

      LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss (in thousands) of $4,649 for the six months ended September 30, 2007 and has a working capital deficit (in thousands) of $89,584 at September 30, 2007. All of the Company's debt matured on June 30, 2007. The Company, however, refinanced its outstanding debt in October 2007 (Note 11).

      Not withstanding the refinancing, these factors, among others, indicate a need for the Company to take action to operate its business as a going concern. In the Company's Annual Report for the year ended March 31, 2007, its independent registered public accountants expressed a substantial doubt about the Company's ability to continue as a going concern. The Company has received increased reimbursements from governmental payers over the past year and is aggressively seeking to obtain future increases. The Company is seeking to reduce operating expenses while continuing to maintain service levels. There can be no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

      RESTATEMENT - As described more fully in the Company's annual report on Form 10-K for the year ended March 31, 2007, the statements of operations for the three and six months ended September 30, 2006 and the statement of cash flows for the six months ended September 30, 2006 have been restated.

      RECLASSIFICATION FOR PRESENTATION - Certain amounts previously reported have been reclassified to conform to the current period's presentation.

      CONCENTRATION OF CREDIT RISK - The Company secures all of its working capital from the sale of accounts receivable and obtained all of its debt from affiliates of Medical Capital Corporation and, thus, is subject to significant credit risk if they are unable to perform. In October 2007, the Company reacquired all previously sold receivables (Note 11).

      The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

      Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 68% and 63% of the net operating revenues for the three months ended September 30, 2007 and 2006, respectively, and 66% and 69% for the six months ended September 30, 2007 and 2006, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

      CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

      The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 9), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") No. 46R, and, accordingly, the financial statements of PCHI are included in the accompanying condensed consolidated financial statements.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables as of September 30, 2007 (in thousands) of $305 and receivables as of March 31, 2007 (in thousands) of $909.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2006 was an increase from $23.6 thousand to $24.485 thousand. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

      The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755.4 thousand in Final Notice of Program Reimbursement settlements during the three and six months ended September 30, 2007. There were no adjustments for Final Notice of Program Reimbursement received during the three and six months ended September 30, 2006. As of September 30 and March 31, 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount (in thousands) of $1,598 and $1,831, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable (in thousands) of $1,903 and $922 as of September 30, and March 31, 2007, respectively.

      The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC"). The Hospitals received supplemental payments (in thousands) of $74 and $3,500 during the three months ended September 30, 2007 and 2006, respectively, and supplemental payments (in thousands) of $3,828 and $12,136 during the six months ended September 30, 2007 and 2006, respectively. The related revenue recorded for the three months ended September 30, 2007 and 2006 was (in thousands) $6,511 and $4,241, respectively, and $10,007 and $11,985 for the six months ended September 30, 2007 and 2006, respectively. As of September 30 and March 31, 2007, estimated DSH receivables (in thousands) of $7,557 and $1,378 are included in due from governmental payers in the accompanying condensed consolidated balance sheets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      The following is a summary of due from and due to governmental payers as of September 30 and March 31, 2007:

                                                 September 30,     March 31,
                                                     2007            2007
                                                 ------------    ------------

Due from government payers
        DSH and CMAC supplemental receivable     $      7,557    $      1,378
                                                 ------------    ------------
                                                 $      7,557    $      1,378
                                                 ============    ============

Due to government payers
        Medicare and Medicaid                    $        305    $       (909)
        Outlier                                         1,598           1,831
                                                 ------------    ------------
                                                 $      1,903    $        922
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

      The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.0 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $3.6 million and $4.5 million for the six months ended September 30, 2007 and 2006, respectively.

      Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2007. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

      The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

      TRANSFERS OF FINANCIAL ASSETS - The Company sells substantially all of its billed accounts receivable to a financing company (Note 2). The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company has surrendered control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Control over transferred assets is surrendered only if all of the following conditions are met:

      1. The transferred assets have been isolated from the transferor(i.e., they are beyond the reach of the transferor and its creditors);
      2. Each transferee has the unconditional right to pledge or exchange the transferred assets it received; and
      3. The Company does not maintain effective control over the transferred assets either (a) through an agreement that entitles and obligates the transferor to repurchase or redeem the transferred assets before their maturity or (b) through the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

      If a transfer of financial assets does not meet the criteria for a sale as described above, the Company and transferee account for the transfer as a secured borrowing with pledge of collateral, and accordingly the Company is prevented from derecognizing the transferred financial assets. Where derecognizing criteria are met and the transfer is accounted for as a sale, the Company removes financial assets from the consolidated balance sheet and a net loss is recognized in income at the time of sale. Effective October 9, 2007, the Company repurchased all its sold accounts receivable (Note 11).

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

      Cash held in the Company's bank accounts as of September 30 and March 31, 2007, collected on behalf of the buyer of accounts receivable, is not included in the Company's cash and cash equivalents.

      LETTERS OF CREDIT - At September 30, 2007, the Company has two outstanding standby letters of credit totaling $1.4 million. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its line of credit with the Lender (Note 4).

      RESTRICTED CASH - As of September 30 and March 31, 2007, restricted cash consists of amounts deposited in short term time deposits with a commercial bank to collateralize the Company's obligations pursuant to certain agreements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

      LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at September 30, 2007.

      DEBT ISSUANCE COSTS - These deferred charges related to credit agreement fees (Note 4) and are amortized over the related lives of the agreements on an effective interest method.

      MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company was contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide health care services to indigent patients at a fixed amount per enrolled member per month. Through April 2007, the Company received payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

      In certain circumstances, members would receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are determinable. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended September 30, 2007 and 2006 were $0.14 million and $(0.67) million, respectively, and $0.19 million and $1.13 million for the six months ended September 30, 2007 and 2006, respectively. IBNR claims accruals at September 30 and March 31, 2007 were $2.8 million and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to record compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has adopted SFAS No. 123R. On August 6, 2007, the Company's Board of Directors approved the granting of options with the right to purchase shares of the Company's common stock to eligible employees (Note 7).

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

      INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 8).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

      From inception of the APA through September 30, 2007, the Buyer has advanced $629.3 million to the Company through the APA. In addition, the Company has received $54.9 million in reserve releases from inception through September 30, 2007. Payments posted on sold receivables from inception have approximated $690.6 million. Advances net of payment and adjustment activity, cumulatively through September 30 and March 31, 2007 were ($7.7) million and $7.0 million, respectively. Transaction Fees incurred for the same periods (from inception) were $11.5 million and $9.3 million, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      The following table reconciles accounts receivable at September 30 and March 31, 2007, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                                                      September 30, 2007                     March 31, 2007
                                              ----------------------------------    ----------------------------------
                                                As reported         Pro Forma         As reported         Pro Forma
                                              ---------------    ---------------    ---------------    ---------------
Accounts receivable
        Governmental                          $         9,497    $        25,447    $         7,958    $        25,621
        Non-governmental                               13,791             48,977             13,767             51,229
                                              ---------------    ---------------    ---------------    ---------------
                                                       23,288             74,424             21,725             76,850
Less allowance for doubtful accounts                   (1,822)           (18,224)            (2,355)           (16,267)
                                              ---------------    ---------------    ---------------    ---------------
        Net patient accounts receivable                21,466             56,200             19,370             60,583
                                              ---------------    ---------------    ---------------    ---------------
Security reserve funds                                 18,332                  -              7,990                  -
Deferred purchase price receivable                     12,543                  -             16,975                  -
                                              ---------------    ---------------    ---------------    ---------------
        Receivable from Buyer of accounts              30,875                  -             24,965                  -
                                              ---------------    ---------------    ---------------    ---------------
Advance rate amount, net                                    -              7,662                  -             (6,957)
Transaction Fees deducted from Security
        Reserve Funds                                       -            (11,521)                 -             (9,291)
                                              ---------------    ---------------    ---------------    ---------------
                                              $        52,341    $        52,341    $        44,335    $        44,335
                                              ===============    ===============    ===============    ===============

      Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules. As of September 30, 2007 as shown above as the difference between the accounts receivable - governmental as reported versus proforma amounts, the Company had $15,950 thousand in governmental accounts receivable that had been reported as sold which were subject to the foregoing limitation.

      The Company records estimated Transaction Fees and estimated servicing liability related to the sold accounts receivable at the time of sale. The estimated servicing liability is recorded at cost which approximates fair value of providing such services. The loss on sale of accounts receivable is comprised of the following (in thousands).

                                                    For the three months ended                 For the six months ended
                                            ----------------------------------------    ----------------------------------------
                                            September 30, 2007    September 30, 2006    September 30, 2007    September 30, 2006
                                            ------------------    ------------------    ------------------    ------------------
Transaction Fees deducted from
   Security Reserve Funds -
   closed purchases                         $            1,145    $              900    $            2,230    $            2,115
Change in accrued Transaction Fees -
   open purchases                                          (72)                  285                  (104)                  234
                                            ------------------    ------------------    ------------------    ------------------
   Total Transaction Fees incurred                       1,073                 1,185                 2,126                 2,349
                                            ------------------    ------------------    ------------------    ------------------
Servicing expense for sold accounts
   receivable - closed purchases                         1,487                 1,291                 3,021                 2,557
Change in accrued servicing expense
   for sold accounts receivable -
   open purchases                                         (149)                  154                  (150)                   63
                                            ------------------    ------------------    ------------------    ------------------
   Total servicing expense incurred                      1,338                 1,445                 2,871                 2,620
                                            ------------------    ------------------    ------------------    ------------------
Loss on sale of accounts receivable
   for the period                           $            2,411    $            2,630    $            4,997    $            4,969
                                            ==================    ==================    ==================    ==================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


      The related accrued Transaction Fee and accrued servicing liabilities included in other current liabilities on the accompanying condensed consolidated balance sheets are as follows (in thousands).

                                            September 30,        March 31,
                                                2007               2007
                                           ---------------    ---------------

Transaction fee liability                  $         1,129    $         1,233
Accrued servicing liability                $           640    $           789

      The accrued servicing liability recorded at September 30 and March 31, 2007, approximates fair value in accordance with SFAS No. 140.

      The Company reacquired all previously sold receivables in October 2007 (Note 11).

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands).

                                            September 30,        March 31,
                                                2007               2007
                                           ---------------    ---------------

Buildings                                  $        33,697    $        33,697
Land and improvements                               13,523             13,523
Equipment                                           10,066              9,694
Assets under capital leases                          6,505              6,505
                                           ---------------    ---------------
                                                    63,791             63,419
Less accumulated depreciation                       (6,840)            (5,247)
                                           ---------------    ---------------
        Property and equipment, net        $        56,951    $        58,172
                                           ===============    ===============

      Essentially all land and buildings are owned by PCHI (Notes 9 and 10).

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

      There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company's cash flow.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 4 - DEBT

      The Company's debt payable to affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation II and Medical Provider Financial Corporation III (the "Lender(s)") consists of the following as of September 30 and March 31, 2007 (in thousands).

      Secured note                                              $   10,700
      Less derivative - warrant liability, current                 (10,700)
      Secured acquisition loan                                      45,000
      Secured line of credit, outstanding borrowings                27,341
                                                                ----------
        Total - all current                                     $   72,341
                                                                ==========

      SECURED ACQUISITION LOAN AND NON-REVOLVING LINE OF CREDIT - Effective March 3, 2005, the Company entered into a credit agreement (the "Credit Agreement") with the Lenders, whereby the Company obtained initial financing with annual interest at the rate of 14% (as amended January 1, 2006) in the amount of $80.0 million, consisting of a $30.0 million non-revolving Line of Credit and a $50.0 million Acquisition Loan (less $5.0 million repayment on December 12, 2005) in the form of a real estate loan (collectively, the "Obligations"). The Company used the proceeds from the $50.0 million Acquisition Loan and $3.0 million from the Line of Credit to complete the Acquisition (Note
1). The Line of Credit was used for the purpose of providing (a) working capital financing for the Company and its subsidiaries, (b) funds for other general corporate purposes of the Company and its subsidiaries, and (c) other permitted purposes, as defined.

      Interest payments are due on the Obligations on the first business day of each calendar month while any Obligation is outstanding. The Obligations matured on March 2, 2007. Under the Credit Agreement, all future capital contributions to the Company by Orange County Physicians Investment Network, LLC ("OC-PIN") shall be used by the Company as mandatory prepayments of the Line of Credit.

      The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including, without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. In addition, (i) PCHI has agreed to guaranty the payment and performance of the Obligations, (ii) West Coast Holdings, LLC ("West Coast") and Ganesha Realty, LLC ("Ganesha"), (the members of PCHI), have each agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, (iii) the members of West Coast have agreed to pledge their membership interests in PCHI as security for repayment of the Obligations, and
(iv) OC-PIN (Note 6) has agreed to guaranty the payment and performance of all the Obligations.

      As of September 30, 2007, the Company had no remaining availability under its $30.0 million Line of Credit as the maturity date has passed.

      SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement (the "December Credit Agreement") with the Lender. Under the December Credit Agreement, the Lender loaned $10.7 million to the Company (the "December Note").

      Interest on the December Note is payable monthly at the rate of 12% per annum.

      The December Note is secured by substantially all of the Company's assets. In addition, the Company issued a common stock warrant (the "December Note Warrant") to the Lender as collateral under the December Note. The December Note Warrant is exercisable by the Lender only in the event that a default has occurred and is continuing on the December Note. The Company has classified the December Note as current warrant liability in the accompanying condensed consolidated balance sheets as of September 30 and March 31, 2007 (Note 5).

      The December Note originally matured on December 12, 2006 but was extended through March 2, 2007 pursuant to an agreement dated December 22, 2006. Additionally, the parties to the Credit Agreement, namely the Company, PCHI, West Coast, OC-PIN, Ganesha, and the Lenders executed an Agreement (the "December Forbearance Agreement") relating to the Credit Agreement and the December Note issued in connection with the original Credit Agreement. The December Forbearance Agreement extended the maturity date of all the debt through March 2, 2007.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      DEFAULT AND FORBEARANCE - On June 13, 2007, the Company received a notice of default on its debt from the Lender(s). On June 18, 2007, the Company entered into a Forbearance Agreement" with the Lender(s). This agreement provided, among other provisions, that the Lender(s) will forgo exercising any of its rights and remedies under the various credit agreements for ninety days through September 30, 2007, including filing a judicial foreclosure action and charging default interest on the $80.0 million credit agreement. Effective October 9, 2007, the Company entered into new loan agreements with the Lenders effectively refinancing all its matured debt (Note 11).

NOTE 5 - COMMON STOCK WARRANTS

      DECEMBER NOTE WARRANT - In accordance with SFAS No. 150, the Company has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying condensed consolidated balance sheets as of September 30 and March 31, 2007 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be paid to the Company as paid in capital. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

      At September 30 and March 31, 2007, the estimated potential number of shares was calculated using the market price and $10.7 million liability of the Company. The estimated number of shares was 53.5 million and 33.4 million, respectively. The maximum number of shares issuable in the event of default in accordance with the December Note Warrant agreement however, is the greatest of:
(1) 26.1 million Shares of Common Stock, (2) Shares representing 31.09% of all Common Stock and Common Stock Equivalents of the Company, or 61.9 million at September 30 and March 31, 2007, respectively, and (3) the fair market value of Shares of Common Stock equal to the amount of the $10.7 million loan not repaid at maturity or default of such Loan, plus any accrued and unpaid interest thereon, Lender's fees, costs and expenses, and attorneys' fees. Any amounts received by the lender from the sale of stock they received when they exercise the warrants in excess of that required to retire the $10.7 million debt would be paid to the Company as additional paid in capital.

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

      The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with SFAS No. 133 and EITF 00-19, these warrants are accounted for as liabilities and are revalued at each reporting date, and the changes in fair value are recorded as change in fair value of derivative on the consolidated statement of operations.

      During February 2007, Dr. Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28.7 million net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to paid in capital and to common stock totaling $9,199 thousand. These shares were issued to Dr. Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (20.8 million shares) which could be issued, if the December Note warrant was to become issuable, which occurred on June 13, 2007 upon receipt of a notice of default from the Lender.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


      The Company recorded a change in the fair value of derivative of (in thousands) $0 and a gain of $779 for the three months ended September 30, 2007 and 2006, respectively, and (in thousands) $0 and a gain of $5,145 for the six months ended September 30, 2007 and 2006, respectively. The related warrant liability of $4.2 million (as of March 31, 2007) was reclassified to additional paid in capital when the 20.8 million shares were issued to Dr. Chaudhuri and Mr. Thomas in July 2007.

      As a result of the Company's refinancing (Note 11), the remaining 24.9 million warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the October 9, 2007 effective date of the refinancing and will result in an estimated $1.5 million in warrant expense at such date.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 7 - STOCK OPTION PLAN

      The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to 20 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, non-qualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

      On August 6, 2007, the Board of Directors approved the initial granting of options with the right to purchase an aggregate of 4,795 thousand shares of the Company's common stock to eligible employees pursuant to the Plan. The grant price approved on that date is $0.26 per share. For options granted to employees who have been employed by the Company since its March 8, 2005 inception, vesting retroactively commenced on March 8, 2005. Of the total options granted, 3,500 thousand are subject to this retroactive vesting. Vesting of the remaining 1,295 thousand granted options commenced on the August 6, 2007 grant date.

      When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. Since there is limited historical data with respect to both pre-vesting forfeiture and post-vesting termination, the expected life of the options was determined utilizing the simplified method described in the SEC's Staff Accounting Bulletin 107 ("SAB 107"). SAB 107 provides guidance whereby the expected term is calculated by taking the sum of the vesting term plus the original contractual term and dividing that quantity by two. The expected volatility is based on an analysis, performed by an independent valuation firm, of the Company's stock and the stock of the following publicly traded companies that own hospitals.

                                 Amsurg Inc. (AMSG)
                                 Community Health Systems (CYH)
                                 HCA Healthcare Company (HCA)
                                 Health Management Associates Inc. (HMA)
                                 Lifepoint Hospitals Inc. (LPNT)
                                 Medcath Corp. (MDTH)
                                 Tenet Healthcare Corp. (THC)
                                 Triad Hospitals Inc. (TRI)
                                 Universal Health Services Inc. Class B (USH)

      The risk-free interest rate is based on the average yield on U.S. Treasury zero-coupon issues with remaining terms equal to the expected terms of the options. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Expected dividend yield                                     0.0%

Risk-free interest rate                                     4.5%

Expected volatility                                32.3% - 36.0%

Expected term (in years)                               3.6 - 4.4

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      In accordance with SFAS No. 123R, the Company recorded $57.8 thousand of compensation expense relative to stock options during the three months ended September 30, 2007, the first period in which options were granted. A summary of stock option activity for the three months ended September 30, 2007 is presented as follows (there was no prior stock option activity).

                                                                          Weighted-
                                                           Weighted-       average
                                                            average       remaining      Aggregate
                                                           exercise      contractual     intrinsic
                                             Shares          price          term           value
                                         --------------   -----------   -------------   -----------
Outstanding, June 30, 2007                            -             -
   Granted                                        4,795   $      0.26
   Exercised                                          -   $         -
   Forfeited or expired                               -   $         -
                                         --------------
Outstanding, September 30, 2007                   4,795   $      0.26             6.8   $         -
                                         ==============   ===========   =============   ===========
Exercisable at September 30, 2007                 2,917   $      0.26             6.8   $         -
                                         ==============   ===========   =============   ===========

      The weighted average grant date fair value of employee stock options granted during the three months ended September 30, 2007 was $0.16. No options were exercised during the three months ended September 30, 2007.

      A summary of the Company's nonvested shares as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:

                                                           Weighted-
                                                            average
                                                           grant date
                                             Shares        fair value
                                         --------------   ------------

Nonvested at June 30, 2007                            -   $          -
Granted                                           1,878   $       0.16
Vested                                                -   $          -
Forfeited                                             -   $          -
                                         --------------
Nonvested at September 30, 2007                   1,878   $       0.16
                                         ==============

      As of September 30, 2007, there was $50.6 thousand of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 8 - INCOME (LOSS) PER SHARE

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

      Since the Company incurred losses for the six months ended September 30, 2007, anti dilutive potential shares of common stock, consisting of 61.9 million shares, issuable under warrants, have been excluded from the calculations of diluted loss per share for the period.

      Since the Company incurred losses for the three and six months ended September 30, 2006, antidilutive potential shares of common stock consisting of
40.0 million issuable under warrants have been excluded from the calculations of diluted loss per share for the period.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      Income per share for the three months ended September 30, 2007 was computed as follows (in thousands except for per share amounts). Stock options were not included in the diluted calculation since they were not in-the-money during the three months ended September 30, 2007.

Numerator:
        Net income                                     $          1,126
                                                       ================

Denominator:
        Weighted average common shares                          136,870
        Warrants                                                 53,500
                                                       ----------------

        Denominator for diluted calculation                     190,370
                                                       ================


Income per share - basic                               $           0.01
Income per share - diluted                             $           0.01

NOTE 9 - RELATED PARTY TRANSACTIONS

      PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is also the co-manager and an investor in OC-PIN, which is the largest shareholder of the Company. As the result of the partial exercise of the Restructuring Warrants, Dr. Chaudhuri and Mr. Thomas are constructively the holders of 49.5 million and 28.7 million shares of the outstanding stock of the Company as of September 30 and March 31, 2007, respectively. They are also the owners of the Restructuring Warrants to purchase up to 24.9 million shares of future stock in the Company, issuable as of October 9, 2007 due to an anti dilution feature of the warrant (Note 11). As described in Note 1, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying condensed consolidated financial statements.

      During the three and six months ended September 30, 2007, the Company paid $1.1 million and $2.1 million, respectively, to a supplier that is also a shareholder of the Company. For the same periods in 2006, the Company paid $0.6 million and $1.2 million, respectively, to the supplier.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. The term of the lease for the Hospitals is approximately 25 years, commencing March 8, 2005 and terminating on February 28, 2030. The Company has the option to extend the term of this triple net lease for an additional term of 25 years. Effective October 1, 2007, this lease was amended and restated (Note 11). This lease commitment with PCHI is eliminated in consolidation (Note 9).

      CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings, land, and other equipment with terms that were extended concurrently with the assignment of the leases to December 31, 2023.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2007, the Company had accrued $7.2 million and $4.9 million, respectively, which is comprised of $1.6 million and $1.4 million, respectively, in incurred and reported claims, along with $5.6 million and $3.5 million, respectively, in estimated IBNR.

      The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2007, the Company had accrued $1.0 million and $1.0 million, respectively, comprised of $0.3 million and $0.2 million, respectively, in incurred and reported claims, along with $0.7 million and $0.8 million, respectively, in estimated IBNR.

      Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at September 30, 2007 was based upon projections determined by an independent actuary. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30, 2007, the Company had accrued $1.3 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at September 30, 2007. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

      The Company has also purchased all risk umbrella liability policies with aggregate limit of $19.0 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

      The Company finances various insurance policies at interest rates ranging from 5.97% to 7.5% per annum. The Company incurred finance charges relating to such policies of (in thousands) $36 and $91 during the three months ended September 30, 2007 and 2006, respectively, and (in thousands) $89 and $179 during the six months ended September 30, 2007 and 2006, respectively. As of September 30 and March 31, 2007, the accompanying condensed consolidated balance sheets include the following balances relating to the financed insurance policies (in thousands).

                                                             September 30,       March 31,
                                                                  2007             2007
                                                             --------------   --------------
Prepaid insurance                                            $        2,950   $        5,004
(Included in prepaid expenses and other current assets)

Accrued insurance premiums                                   $        1,918   $        3,808
(Included in other current liabilities)

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      AGREEMENT FOR COMPENSATION - In connection with the close of the Acquisition, the Company entered into an Agreement for Compensation Related to the 999 Medical Office Building (the "Compensation Agreement") with PCHI, a related party (Note 9). In the amended Asset Sale Agreement with Tenet, certain medical office condominium units (the "Condo Units") were excluded from the Company's Hospital Acquisition due to the condominium association of the Condo Units having the right of first refusal to purchase such real property. As a result, the Company's purchase price of the Hospitals from Tenet was reduced by $5.0 million. Pursuant to the amended Asset Sale Agreement, upon the expiration of the applicable right of first refusal, Tenet was to transfer title to the Condo Units to the Company in exchange for consideration of $5.0 million, pro rated if less than all of the Condo Units are transferred.

      Pursuant to the Compensation Agreement, the Company was to acquire title to the Condo Units upon expiration of the applicable' right of first refusal and then transfer such title to the Condo Units to PCHI. In the event of the Company's failure to obtain title to the Condo Units, the Company was to pay to PCHI a sum to be agreed upon between the Company, PCHI, and the owners of PCHI. Tenet did not prevail in its efforts to transfer the units to the Company.

      As the financial statements of the related party entity, PCHI, a variable interest entity, are included in the Company's accompanying consolidated financial statements, management has determined that any future payment to PCHI under the Compensation Agreement would reduce the Company's gain on sale of assets to PCHI, which has been eliminated in consolidation. It is probable that any funds transferred to PCHI will be distributed to its partners and reduce the Company's liquidity. In connection with the Company's refinancing of its outstanding debt in October 2007, the issues raised in relation to the Compensation Agreement have been settled (Note 11).

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

      From time to time, health care facilities receive requests for information in the form of a subpoena from licensing entities, such as the Medical Board of California, regarding members of their medical staffs. Also, California state law mandates that each medical staff is required to perform peer review of its members. As a result of the performance of such peer reviews, action is sometimes taken to limit or revoke an individual's medical staff membership and privileges in order to assure patient safety. In August 2007, the Company received such a subpoena from the Medical Board of California concerning a member of the medical staff of one of the Company's facilities. The facility is in the process of responding to the subpoena and is in the process of reviewing the matter. Since the matter is in the early stage, the Company is not able to determine the impact, if any, it may have on the Company's operations or financial position.

      Approximately 16% of the Company's employees are represented by labor unions as of September 30, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      Both unions filed grievances under the prior collective bargaining agreements, in connection with allegations the agreements obligated the Company to contribute to Retiree Medical Benefit Accounts. The Company does not agree with this interpretation of the agreements but has agreed to submit the matters to arbitration. Under the new agreements negotiated this year, the Company has agreed to meet with each Union to discuss how to create a vehicle which would have the purpose of providing a retiree medical benefit, not to exceed one percent (1%) of certain employee's payroll. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility and several wrongful terminations. Those grievances are still pending as of this date, but the Company does not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

      On May 14, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleges the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleges the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured lenders.

      On May 17, 2007, OC-PIN filed a separate suit against the Company in Orange County Superior Court. OC-PIN's suit sought injunctive relief and damages. OC-PIN alleges the management issue referred to above, together with issues related to monies claimed by OC-PIN, needed to be resolved before completion of the Company's then pending refinancing of its secured debt. OC-PIN further alleges that the Company's President failed to call a special shareholders' meeting, thus denying OC-PIN the opportunity to elect a new member to the Company's Board of Directors.

      Both actions have since been consolidated before one judge. On July 11, 2007, the Company's motion seeking the appointment of an independent provisional director to fill a vacant seventh Board seat was granted. On the same date, OC-PIN's motion for a mandatory injunction forcing the Company's President to notice a special shareholders meeting was denied. All parties to the litigation thereafter consented to the Court's appointment of the Hon. Robert C. Jameson, retired, as a member of the Company's Board.

      The consolidation suits between the Company, on the one hand, and three members of its former Board and OC-PIN are still pending. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. The Company does not anticipate the resolution of OC-PIN's ongoing claims for damages will have a material adverse effect on its results of operations.

      In late May 2007, Western Medical Center, Santa Ana ("Medical Center") was notified by a May 25, 2007 letter from CMS which had identified one case that was a potential violation of the federal patient anti-dumping law (officially, the Emergency Medical Treatment and Active Labor Act or EMTALA). In June 2007, Lumetra, a Medicare quality improvement organization, notified Medical Center that it was aiding CMS in its investigation of the same matter. Medical Center has responded to CMS and Lumetra that its actions were appropriate and did not violate EMTALA. The complaint from CMS and the notice from Lumetra are the first steps in a determination by the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services whether to seek enforcement action for a violation of EMTALA. The potential sanctions which may be imposed by the OIG for a violation of EMTALA are a civil money penalty up to $50.0 thousand for a confirmed violation and possible exclusion from the Medicare and Medi-Cal Programs. The Company has notified both CMS and Lumetra that it believes that a violation of the EMTALA statutes and regulations did not occur nor should it be subject to any civil money penalties. As a prophylactic matter it has also reviewed and revised its policies and procedures regarding communication and admission practices through the hospital's emergency department and has conducted further EMTALA in service training.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 11 - SUBSEQUENT EVENTS

      Effective October 9, 2007, the Company and Medical Capital Corporation and its affiliates (collectively "MCC") executed agreements to refinance MCC's credit facilities with the Company aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced the Company's previous credit facilities with MCC, which matured on March 2, 2007. The Company had been operating under an Agreement to Forbear with MCC with respect to the previous credit facilities.

      The New Credit Facilities consist of the following instruments:

      1. An $80.0 million Credit Agreement, under which the Company issued a $45.0 million Term Note bearing a fixed interest rate of 9% in the first year and 14% after the first year, which was used to repay amounts owing under the Company's existing $50.0 million real estate term loan.

      2. A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under the Company's existing $30.0 million line of credit, pay the origination fees on the other credit facilities and for working capital.

      3. A $10.7 million Credit Agreement, under which the Company issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under the Company's existing $10.7 million loan. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share anytime during the term of the Note.

      4. A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Real Estate Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance the repurchase of the Company's accounts receivable.

      Each of the above Credit Agreements and Notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's hospital facilities (which are owned by PCHI and leased to the Company), and (v) are guaranteed by OC-PIN and West Coast pursuant to separate Guaranty Agreements in favor of the lender. West Coast is a member of PCHI.

      Concurrently with the execution of the New Credit Facilities, the Company issued to an affiliate of MCC a five-year warrant to purchase the greater of
16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and MCC entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of MCC to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2012, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 31.09% Warrant was previously referred to as the December Note Warrant under the prior financing arrangements.

      As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease with PCHI (the "Amended Lease"). The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005) (and grants the Company the right to renew for one additional 25-year period) and requires annual base rental payments of $8.3 million (but until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the Real Estate Loan, the annual base rental payments are reduced to $7.1 million). In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to MCC under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "Kindred Property") that are unencumbered by any claims by or tenancy of the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

      Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the Kindred Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation.

      As a result of the Company's refinancing, the remaining 24.9 million warrants (Note 5) held by Dr. Chaudhuri and Mr. Thomas became exercisable on the October 9, 2007 effective date of the refinancing and will result in an estimated $1.5 million in warrant expense at such date.

      On October 10, 2007, the Board of Directors approved the granting of options with the right to purchase an aggregate of 1,750 thousand shares of the Company's common stock to members of the Board pursuant to the Company's 2006 Stock Incentive Plan. The grant price approved on that date is $0.18 per share. The options are subject to various vesting periods and will expire seven years from the date of grant.

      On October 31, Memorial Health Services ("MHS"), a not-for-profit health care system with hospitals in Los Angeles and Orange Counties, announced that it selected the Company to purchase its 224-bed facility in Anaheim, California. The Company's bid was $68.0 million, which will be financed completely through new debt. The Company is also committing to a capital investment of $28.7 million into the hospital following the close of the sale. Subject to the execution of a definitive agreement, MHS anticipates filing the notice of the sale with the California Attorney General's office on or about December 1, 2007.

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

OVERVIEW

      On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California Hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, the Company transferred all of the fee interests in the acquired real estate (the "Hospital Properties") to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned directly or indirectly by two of the Company's largest shareholders.

SIGNIFICANT CHALLENGES

      COMPANY - Our acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our financial condition. If we are required to issue equity securities to raise additional capital, existing stockholders will likely be substantially diluted, which could affect the market price of our stock.

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

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $4,649 thousand during the six months ended September 30, 2007 and has a working capital deficit of $89,584 thousand at September 30, 2007. The Company refinanced its outstanding debt in October 2007, see "REFINANCING."

      These factors, among others, indicate a need for the Company to take action to operate its business as a going concern. There is no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

      Management has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

      1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care, and other patient revenues improved $5.8 million during the six months ended September 30, 2007 compared to the same period in 2006.

            Net collectible revenues (net operating revenues less provision for doubtful accounts) for the six months ended September 30, 2007 and 2006 were $166.6 million and $157.5 million, respectively. During the six months ended September 30, 2007 and 2006, the Company received $3.0 million and $3.5 million lump sum awards from the State MediCal unit, respectively. Adjusting for this, revenues grew by 3.3%.

            The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments for Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues increased $0.7 million for the six months ended September 30, 2007 compared to the same period in 2006.

            Inpatient admissions decreased by 0.3% to 13,835 for the six months ended September 30, 2007 compared to 13,871 for the same period in 2006. This was primarily attributable to the termination of CalOptima capitation agreements. This resulted in a net reduction in capitation revenues of $0.9 million compared to the six months ended September 30, 2006. This was offset by a $8.6 million increase in CalOptima fee-for-service revenues under continuing agreements. The net difference in revenues is offset by a corresponding increase in direct operating expenses.

      2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrants for the six months ended September 30, 2007 were $1.0 million, or 0.5%, higher than for the same period in 2006. Due to favorable claims experience the Company has secured lower rates for insurance for the year ending March 31, 2008 for Risk and Workers Compensation. The estimated annual savings are projected to be $3.5 million.

            Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Additionally, the Company entered into an Accounts Purchase Agreement and is incurring significant discounts on the sale of accounts receivable. As described in the notes to the consolidated financial statements, the largest investor was unable to meet all the commitments under the stock purchase agreement. As a result, the Company incurred additional interest costs from default rates and higher than planned borrowings. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

            The terms of the new financing are expected to reduce the Company's cost of capital by $4.7 million in the first year.

      The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

      REFINANCING - Effective October 9, 2007, the Company and Medical Capital Corporation and its affiliates (collectively "MCC") executed agreements to refinance MCC's credit facilities with the Company aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced the Company's previous credit facilities with MCC, which matured on March 2, 2007. The Company had been operating under an Agreement to Forbear with MCC with respect to the previous credit facilities.

      The New Credit Facilities consist of the following instruments:

      1. An $80.0 million Credit Agreement, under which the Company issued a $45.0 million Term Note bearing a fixed interest rate of 9% in the first year and 14% after the first year, which was used to repay amounts owing under the Company's existing $50.0 million real estate term loan.

      2. A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under the Company's existing $30.0 million line of credit, pay the origination fees on the other credit facilities and for working capital.

      3. A $10.7 million Credit Agreement, under which the Company issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under the Company's existing $10.7 million loan. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share at any time during the term of the Note.

      4. A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Real Estate Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to repurchase all of the Company's accounts receivable.

      Each of the above Credit Agreements and Notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's hospital facilities (which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast") pursuant to separate Guaranty Agreements in favor of the lender. West Coast is a member of PCHI.

      Concurrently with the execution of the New Credit Facilities, the Company issued to an affiliate of MCC a five-year warrant to purchase the greater of
16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and MCC entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of MCC to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2012, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 31.09% Warrant was previously referred to as the December Note Warrant under the prior financing arrangements.

      As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease with PCHI (the "Amended Lease"). The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005) (and grants the Company the right to renew for one additional 25-year period) and requires annual base rental payments of $8.3 million (but until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the Real Estate Loan, the annual base rental payments are reduced to $7.1 million). In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to MCC under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "Kindred Property") that are unencumbered by any claims by or tenancy of the Company.

      Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the Kindred Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation.

      As a result of the Company's refinancing, the remaining 24.9 million warrants (Note 5 to the condensed consolidated financial statements) held by Dr. Chaudhuri and Mr. Thomas became exercisable on the October 9, 2007 effective date of the refinancing.

      ACQUISITION DEBT - Effective March 3, 2005, in connection with the Acquisition, the Company and its subsidiaries collectively entered into a credit agreement (the "Credit Agreement") with Medical Provider Financial Corporation II ("the Lender"), whereby the Company obtained initial financing in the form of a loan with interest at the rate of 14% per annum in the amount of $80.0 million of which $30.0 million is in the form of a non revolving Line of Credit and $50.0 million (less $5.0 million repayment on December 12, 2005) is in the form of an Acquisition Loan (collectively, the "Obligations"). The Company used the proceeds from the $50.0 million Acquisition Loan and $3.0 million from the Line of Credit to complete the Acquisition. The Acquisition Loan and Line of Credit are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including without limitation, a pledge of the capital stock by the Company in its wholly owned Hospitals. Effective October 9, 2007, this debt, in the amount of $72.3 million, was refinanced (see "REFINANCING").

      SECURED SHORT TERM NOTE - On December 12, 2005, the Company entered into a credit agreement with the lender, whereby the lender loaned the Company $10.7 million. This was primarily due to the Company's inability to secure the required equity pursuant to its Stock Purchase Agreement with OC-PIN. The $10.7 million short term note matured on December 12, 2006 and was extended through March 2, 2007. The note is secured by substantially all the assets of the Company and is further collateralized by the December Note Warrant which is exercisable by the lender in the event of default by the Company. The $10.7 million note is current, due and payable, the underlying warrant is exercisable as the Company received a formal notice of default from its lender on June 18, 2007. The Short Term Note is subject to the Forbearance Agreement. Effective October 9, 2007, this note was refinanced (see "REFINANCING").

      LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - The Company sold $5.0 million in limited partnership interests to finance the Acquisition to PCHI and guaranteed the Company's Acquisition Loan. Concurrent with the close on the Acquisition, the Company sold substantially all of the real property acquired in the Acquisition to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. Additionally, a gain of $4,433 thousand arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated in the accompanying condensed consolidated financial statements so as to record the land and buildings at the Company's cost. Upon such sale, the Company entered into a 25 year lease agreement with PCHI involving substantially all of the real property acquired in the Acquisition. The commitment on this lease agreement is approximately $256.0 million over the remainder of the lease term, subject to CPI adjustments and prevailing real estate values for similar use properties.

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

      ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (see "ACQUISITION DEBT"). The APA provides for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA provides for the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arise between the Company and the patient or other third party payer for no additional consideration.

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

      From inception of the APA through September 30, 2007, the Buyer has advanced $629.3 million to the Company through the APA. In addition, the Company has received $54.5 million in reserve releases from inception through September 30, 2007. Payments posted on sold receivables from inception have approximated $690.6 million. Advances net of payment and adjustment activity, cumulatively through September 30 and March 31, 2007 were ($7.7) million and $7.0 million, respectively. Transaction Fees incurred for the same periods were $11.5 million and $9.3 million, respectively.

      The Company records estimated Transaction Fees and estimated servicing liability related to the sold accounts receivable at the time of sale. The Company incurred a loss on sale of accounts receivable of (in thousands) $4,997 and $4,969 for the six months ended September 30, 2007 and 2006.

      DECEMBER NOTE WARRANT - In accordance with SFAS No. 150, the Company has included the December Note value of $10.7 million in warrant liabilities, current, in the accompanying condensed consolidated balance sheets as of September 30 and March 31, 2007 and recomputed the fair value in accordance with SFAS No. 133 at each reporting date. Under the terms of the December Credit Agreement, any proceeds from the sale of stock received under the December Note Warrant that are in excess of the December Note and related issuance costs are to be paid to the Company as paid in capital. Accordingly, the fair value of the December Note Warrant would contractually continue to be $10.7 million (plus any issuance and exercise costs, which are considered immaterial).

      At September 30 and March 31, 2007, the estimated potential number of shares was calculated using the market price and $10.7 million liability of the Company. The estimated number of shares was 53.5 million and 33.4 million, respectively. The maximum number of share issuable in the event of default in accordance with the December Note Warrant agreement however, is the greatest of:
(1) 26.1 million Shares of Common Stock, (2) Shares representing 31.09% of all Common Stock and Common Stock Equivalents of the Company, or 61.9 million at September 30 and March 31, 2007, respectively, and (3) the fair market value of Shares of Common Stock equal to the amount of the $10.7 million loan not repaid at maturity or default of such Loan, plus any accrued and unpaid interest thereon, Lender's fees, costs and expenses, and attorneys' fees. Any amounts received by the lender from the sale of stock they received when they exercise the warrants in excess of that required to retire the $10.7 million debt would be paid to the Company as additional paid in capital.

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

      The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with FAS No. 133, these warrants are accounted for as liabilities and are revalued at each reporting date, and the changes in fair value are recorded as change in fair value of derivative on the consolidated statement of operations.

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

      The Company recorded a change in the fair value of derivative of (in thousands) $0 and a gain of $779 for the three months ended September 30, 2007 and 2006, respectively, and (in thousands) $0 and a gain of $5,104 for the six months ended September 30, 2007 and 2006, respectively. The related warrant liability of $4.2 million (as of March 31, 2007) was reclassified to additional paid in capital when the 20.8 million shares were issued to Dr. Chaudhuri and Mr. Thomas in July 2007.

      As a result of the Company's refinancing, effective October 9, 2007 (see "REFINANCING"), the remaining 24.9 million warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable. Accordingly, during the three months ending December 31, 2007, the Company will record estimated common stock warrant expense (in thousands) of $1,500.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the three and six months ended September 30, 2007 and 2006, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                                 Three months ended                  Six months ended
                                                                   September 30,                       September 30,
                                                         --------------------------------    --------------------------------
                                                              2007              2006              2007              2006
                                                         --------------    --------------    --------------    --------------
Net operating revenues                                           100.0%            100.0%            100.0%            100.0%

Operating expenses:
  Salaries and benefits                                           53.6%             56.8%             54.9%             54.1%
  Supplies                                                        12.9%             14.4%             13.5%             13.8%
  Provision for doubtful accounts                                  7.7%             10.7%              8.6%             10.7%
  Other operating expenses                                        18.2%             19.5%             18.8%             19.8%
  Loss on sale of accounts receivable                              2.5%              3.1%              2.7%              2.8%
  Depreciation and amortization                                    0.8%              0.8%              0.9%              0.8%
                                                         --------------    --------------    --------------    --------------
  Total operating expenses                                        95.7%            105.3%             99.4%            102.0%
                                                         --------------    --------------    --------------    --------------

Operating income (loss)                                            4.3%             (5.3%)             0.6%             (2.0%)
Other expense:
  Interest expense, net                                           (3.2%)            (4.0%)            (3.4%)            (3.8%)
  Change in fair value of derivative                               0.0%              0.9%              0.0%              2.9%
                                                         --------------    --------------    --------------    --------------
                                                                  (3.2%)            (3.1%)            (3.4%)            (0.9%)
                                                         --------------    --------------    --------------    --------------

Income (loss) before minority interest                             1.1%             (8.4%)            (2.8%)            (2.9%)
Minority interest in variable interest entity                      0.1%              0.2%              0.1%              0.2%
                                                         --------------    --------------    --------------    --------------
Net income (loss)                                                  1.2%             (8.2%)            (2.7%)            (2.7%)
                                                         ==============    ==============    ==============    ==============

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

NET OPERATING REVENUES

      Net operating revenues for the three months ended September 30, 2007 increased 11.8% compared to the same period in 2006. Admissions for the three months ended September 30, 2007 increased 1.7% compared to the same period in 2006. Revenue per admission improved by 9.9% during the three months ended September 30, 2007. DSH and CMAC revenues represented 2.7% of the increase including a lump sum amendment to the CMAC agreement for $3.0 million in the three months ended September 30, 2007. The underlying mix of patients improved during the three months ended September 30, 2007 and 2006, with a 11.6% decline in uninsured patients. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2007 and 2006 were $2.0 million and $2.0 million, respectively.

      Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 67.7% and 63.2% of the net operating revenues for the three months ended September 30, 2007 and 2006, respectively.

      Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.0 million one time grant referred to above, Net Collectable Revenues were $85.0 million and $76.2 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $8.8 million, or 9.8% per admission.

OPERATING EXPENSES

      Operating expenses for the three months ended September 30, 2007 increased to $91.3 million from $89.9 million, an increase of $1.4 million or 1.6% compared to the same period in 2006. The increase in operating expenses was primarily the result of the increase in admissions.

      Salaries and benefits increased $2.7 million (5.5%) for the three months ended September 30, 2007 compared to the same period in 2006. Other operating expenses increased $0.7 million for the three months ended September 30, 2007 compared to the same period in 2006. Both salaries and benefits and other operating expenses decreased as a percentage of revenue (see table) primarily due to the additional $3.0 million in CMAC revenue referred to above.

      The provision for doubtful accounts for the three months ended September 30, 2007 decreased to $7.4 million from $9.2 million or 19.6% compared to the same period in 2006. The decrease in the provision for doubtful accounts for the three months ended September 30, 2007 is primarily due to improvements in recoveries of bad debt and a reduction in unfunded patients compared to the same period in 2006.

      The loss on sale of accounts receivable for the three months ended September 30, 2007 decreased to $2.4 million from $2.6 million, a decrease of $0.2 million or 7.7%. The decrease in the loss on sale of accounts receivable for the three months ended September 30, 2007 was primarily due to decreased cost of servicing the accounts.

OPERATING INCOME (LOSS)

      Operating income for the three months ended September 30, 2007 was $4.1 million compared to a loss of $4.6 million for the three months ended September 30, 2006. The increase in operating income in 2007 is primarily due to increased volumes, improved payer mix, supplemental funding and decrease in the provision for doubtful accounts.

OTHER EXPENSE, NET

      For the three months ended September 30, 2007 there was no change in the fair value of warrants. For the three months ended September 30, 2006 there was a $0.8 million reduction in the fair value of warrants resulting in a gain.

      Interest expense for the three months ended September 30, 2007 was substantially unchanged compared to the same period in 2006.

NET INCOME (LOSS)

      Net income for the three months ended September 30, 2007 was $1.1 million compared to a net loss of $7.0 million for the same period in 2006. The change in net results for the three months ended September 30, 2007 was primarily due to the increase in net operating revenues.

CONSOLIDATED RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2007 and
2006

NET OPERATING REVENUES

      Net operating revenues for the six months ended September 30, 2007 increased 3.3% compared to the same period in 2006. During the six months ended September 30, 2007 and 2006, the Company was granted $3.0 million and $3.5 million, respectively, for indigent care. Admissions for the six months ended September 30, 2007 decreased 0.3% compared to the same period in 2006. Revenue per admission improved by 3.6% during the six months ended September 30, 2007. The underlying mix of patients remained fairly constant during the six months ended September 30, 2007 and 2006. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the six months ended September 30, 2007 and 2006 were $3.6 million and $4.5 million, respectively.

      Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 66.3% and 68.7% of the net operating revenues for the six months ended September 30, 2007 and 2006, respectively.

      Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectable Revenues were $166.6 million and $157.5 million for the six months ended September 30, 2007 and 2006, respectively, an increase of $9.1 million, or 6.1% per admission.

OPERATING EXPENSES

      Operating expenses for the six months ended September 30, 2007 increased to $180.9 million from $179.9 million, an increase of $1.0 million or 0.6% compared to the same period in 2006. The increase in operating expenses was primarily the result of the increase in admissions. Operating expenses expressed as a percentage of revenue for the six months ended September 30, 2007 and 2006 were 99.4% and 102.0%, respectively. The decrease was primarily the result of improvements in collection of receivables and reduction in the provision for doubtful accounts.

      Salaries and benefits increased $4.5 million (4.7%) for the six months ended September 30, 2007 compared to the same period in 2006. Other operating expenses decreased $1.0 million for the six months ended September 30, 2007 compared to the same period in 2006. The salary and benefits and other operating expense variances are partially offsetting as the result of bringing dietary positions in-house and terminating contracts with outside vendors for dietary services.

      The provision for doubtful accounts for the six months ended September 30, 2007 decreased to $15.6 million from $18.8 million or 17.0% compared to the same period in 2006. The decrease in the provision for doubtful accounts for the six months ended September 30, 2007 is primarily due to improvements in recoveries of bad debt and a reduction in unfunded patients compared to the same period in 2006.

      The loss on sale of accounts receivable for the six months ended September 30, 2007 and 2006 was $5.0 million and $5.0 million, substantially unchanged.

OPERATING INCOME (LOSS)

      Operating income for the six months ended September 30, 2007 was $1.3 million compared to a loss of $3.6 million for the six months ended September 30, 2006. The increase in operating income in 2007 is primarily due to the increase in revenues.

OTHER EXPENSE, NET

      For the six months ended September 30, 2007 there was no change in the fair value of warrants. For the six months ended September 30, 2006 there was a $5.1 million reduction in the fair value of warrants resulting in a gain.

      Interest expense for the six months ended September 30, 2007 was substantially unchanged compared to the same period in 2006.

NET INCOME (LOSS)

      Net loss for the six months ended September 30, 2007 was $4.6 million compared to $4.8 million for the same period in 2006.

CASH FLOW

      Net cash used in operating activities for the six months ended September 30, 2007 and 2006 was $11.4 million and $2.0 million, respectively, including net losses of $3.0 million and $8.1 million, respectively, adjusted for depreciation and other non-cash items. The Company used $8.4 million and produced $6.1 million in working capital for the six months ended September 30, 2007 and 2006, respectively. Net cash produced in working capital activities primarily reflects the increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable including security reserve fund and deferred purchase price receivable. Cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $6.4 million and $2.4 million, for the six months ended September 30, 2007 and 2006, respectively. Cash provided (used) in accounts receivable, including security reserve fund and deferred purchase price receivable, was ($8.0) million and $1.7 million for the six months ended September 30, 2007 and 2006, respectively.

      Net cash provided by (used in) investing activities during the six months ended September 30, 2007 and 2006 was $4.6 million and ($164.0) thousand, respectively. In the six months ended September 30, 2007 and 2006, the Company invested $372.0 thousand and $164.0 thousand, respectively, in new equipment. During the six months ended September 30, 2007, $4.9 million in restricted cash was released to the Company.

      Net cash provided by financing activities for the six months ended September 30, 2007 and 2006 was $449.0 thousand and $1.8 million, respectively. The increase in net cash provided by financing activities for the six months ended September 30, 2006 was primarily represented by $2.0 million in proceeds from credit facilities.

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

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables as of September 30, 2007 (in thousands) of $305 and receivables as of March 31, 2007 (in thousands) of $909.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2006 was an increase from $23.6 thousand to $24.485 thousand. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

      The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755.4 thousand in Final Notice of Program Reimbursement settlements during the three and six months ended September 30, 2007. There were no adjustments for Final Notice of Program Reimbursement received during the three and six months ended September 30, 2006. As of September 30 and March 31, 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount (in thousands) of $1,598 and $1,831, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable (in thousands) of $1,903 and $922 as of September 30, and March 31, 2007, respectively.

      The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC"). The Hospitals received supplemental payments (in thousands) of $74 and $3,500 during the three months ended September 30, 2007 and 2006, respectively, and supplemental payments (in thousands) of $3,828 and $12,136 during the six months ended September 30, 2007 and 2006, respectively. The related revenue recorded for the three months ended September 30, 2007 and 2006 was (in thousands) $6,511 and $4,241, respectively, and $10,007 and $11,985 for the six months ended September 30, 2007 and 2006, respectively. As of September 30 and March 31, 2007, estimated DSH receivables (in thousands) of $7,557 and $1,378 are included in due from governmental payers in the accompanying condensed consolidated balance sheets.

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

      The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.0 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $3.6 million and $4.5 million for the six months ended September 30, 2007 and 2006, respectively.

      Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2007. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

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

      In certain circumstances, members would receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are determinable. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues (loss) from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended September 30, 2007 and 2006 were $0.14 million and $(0.67) million, respectively, and $.19 million and $1.13 million for the six months ended September 30, 2007 and 2006, respectively. IBNR claims accruals at September 30 and March 31, 2007 were $2.8 million and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

      TRANSFERS OF FINANCIAL ASSETS - The Company sells substantially all of its billed accounts receivable to a financing company (Note 2). The Company accounts for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company has surrendered control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Control over transferred assets is surrendered only if all of the following conditions are met:

      1. The transferred assets have been isolated from the transferor(i.e., they are beyond the reach of the transferor and its creditors);
      2. Each transferee has the unconditional right to pledge or exchange the transferred assets it received; and
      3. The Company does not maintain effective control over the transferred assets either (a) through an agreement that entitles and obligates the transferor to repurchase or redeem the transferred assets before their maturity or (b) through the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

      If a transfer of financial assets does not meet the criteria for a sale as described above, the Company and transferee account for the transfer as a secured borrowing with pledge of collateral.

      The following table reconciles accounts receivable at September 30 and March 31, 2007, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                                                      September 30, 2007                     March 31, 2007
                                              ----------------------------------    ----------------------------------
                                                As reported         Pro Forma         As reported         Pro Forma
                                              ---------------    ---------------    ---------------    ---------------
Accounts receivable
        Governmental                          $         9,497    $        25,447    $         7,958    $        25,621
        Non-governmental                               13,791             48,977             13,767             51,229
                                              ---------------    ---------------    ---------------    ---------------
                                                       23,288             74,424             21,725             76,850
Less allowance for doubtful accounts                   (1,822)           (18,224)            (2,355)           (16,267)
                                              ---------------    ---------------    ---------------    ---------------
        Net patient accounts receivable                21,466             56,200             19,370             60,583
                                              ---------------    ---------------    ---------------    ---------------
Security reserve funds                                 18,332                  -              7,990                  -
Deferred purchase price receivable                     12,543                  -             16,975                  -
                                              ---------------    ---------------    ---------------    ---------------
        Receivable from Buyer of accounts              30,875                  -             24,965                  -
                                              ---------------    ---------------    ---------------    ---------------
Advance rate amount, net                                    -              7,662                  -             (6,957)
Transaction Fees deducted from Security
        Reserve Funds                                       -            (11,521)                 -             (9,291)
                                              ---------------    ---------------    ---------------    ---------------
                                              $        52,341    $        52,341    $        44,335    $        44,335
                                              ===============    ===============    ===============    ===============

      Any other term of the APA notwithstanding, the parties agreed as follows:
(a) all accounts derived from any government program payer including, without limitation, the Medicare, Medi-Cal, or CHAMPUS programs, shall be handled as set forth in a Deposit Account Security Agreement entered into by the parties, which provides for the segregation and control of governmental payments by the Company, (b) the parties agreed to take such further actions and execute such further agreements as are reasonably necessary to effectuate the purpose of the APA and to comply with the laws, rules, and regulations of the Medicare and other government programs regarding the reassignment of claims and payment of claims to parties other than the provider ("Reassignment Rules"), and (c) until such time as accounts are delivered by the Company to the Buyer controlled lockbox, the Company shall at all times have sole dominion and control over all payments due from any government program payer. The Company believes that the foregoing method of segregating and controlling payments received from governmental program payers complies with all applicable Reassignment Rules. As of September 30, 2007 as shown above as the difference between the accounts receivable - governmental as reported versus proforma amounts, the Company had $15,950 thousand in governmental accounts receivable that had been reported as sold which were subject to the foregoing limitation.

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2007, the Company had accrued $7.2 million and $4.9 million, respectively, which is comprised of $1.6 million and $1.4 million, respectively, in incurred and reported claims, along with $5.6 million and $3.5 million, respectively, in estimated IBNR.

      The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2007, the Company had accrued $1.0 million and $1.0 million, respectively, comprised of $0.3 million and $0.2 million, respectively, in incurred and reported claims, along with $0.7 million and $0.8 million, respectively, in estimated IBNR.

      Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at September 30, 2007 was based upon projections determined by an independent actuary. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30, 2007, the Company had accrued $1.3 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at September 30, 2007. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As of September 30, 2007, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements. On December 12, 2005 we entered into a derivative financial instrument solely for the purpose of securing a related loan. This is discussed more fully in the Notes 4 and 5 to the condensed consolidated financial statements as of and for the three and six months ended September 30, 2007.

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

      As of September 30, 2007, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      Other than as described above, during the quarter ended September 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      From time to time, health care facilities receive requests for information in the form of a subpoena from licensing entities, such as the Medical Board of California, regarding members of their medical staffs. Also, California state law mandates that each medical staff is required to perform peer review of its members. As a result of the performance of such peer reviews, action is sometimes taken to limit or revoke an individual's medical staff membership and privileges in order to assure patient safety. In August 2007, the Company received such a subpoena from the Medical Board of California concerning a member of the medical staff of one of the Company's facilities. The facility is in the process of responding to the subpoena and is in the process of reviewing the matter. Since the matter is in the early stage, the Company is not able to determine the impact, if any, it may have on the Company's operations or financial position.

      Approximately 16% of the Company's employees are represented by labor unions as of September 30, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

      Both unions filed grievances under the prior collective bargaining agreements, in connection with allegations the agreements obligated the Company to contribute to Retiree Medical Benefit Accounts. The Company does not agree with this interpretation of the agreements but has agreed to submit the matters to arbitration. Under the new agreements negotiated this year, the Company has agreed to meet with each Union to discuss how to create a vehicle which would have the purpose of providing a retiree medical benefit, not to exceed one percent (1%) of certain employee's payroll. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility and several wrongful terminations. Those grievances are still pending as of this date, but the Company does not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

      On May 14, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleges the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleges the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured lenders.

      On May 17, 2007, OC-PIN filed a separate suit against the Company in Orange County Superior Court. OC-PIN's suit sought injunctive relief and damages. OC-PIN alleges the management issue referred to above, together with issues related to monies claimed by OC-PIN, needed to be resolved before completion of the Company's then pending refinancing of its secured debt. OC-PIN further alleges that the Company's President failed to call a special shareholders' meeting, thus denying OC-PIN the opportunity to elect a new member to the Company's Board of Directors.

      Both actions have since been consolidated before one judge. On July 11, 2007, the Company's motion seeking the appointment of an independent provisional director to fill a vacant seventh Board seat was granted. On the same date, OC-PIN's motion for a mandatory injunction forcing the Company's President to notice a special shareholders meeting was denied. All parties to the litigation thereafter consented to the Court's appointment of the Hon. Robert C. Jameson, retired, as a member of the Company's Board.

      The consolidation suits between the Company, on the one hand, and three members of its former Board and OC-PIN are still pending. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. The Company does not anticipate the resolution of OC-PIN's ongoing claims for damages will have a material adverse effect on its results of operations.

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

ITEM 6. EXHIBITS

Exhibit
Number      Description
------      -----------

10.1        $80,000,000 Credit Agreement (incorporated by reference to Exhibit
            99.1 to the Registrant's Report on Form 8-K filed on October 15,
            2007).
10.2 $45,000,000 Term Note (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.3 $35,000,000 Non Revolving Line of Credit Note (incorporated by reference to Exhibit 99.3 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.4        $50,000,000 Revolving Credit Agreement (incorporated by reference to
            Exhibit 99.4 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.5 $50,000,000 Revolving Line of Credit Note (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.6        $10,700,000 Credit Agreement (incorporated by reference to Exhibit
            99.6 to the Registrant's Report on Form 8-K filed on October 15,
            2007).
10.7        $10,700,000 Convertible Term Note (incorporated by reference to
            Exhibit 99.7 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.8        4.95% Common Stock Warrant (incorporated by reference to Exhibit
            99.8 to the Registrant's Report on Form 8-K filed on October 15,
            2007).
10.9        Amendment No. 2 to 31.09% Common Stock Warrant
            (incorporated by reference to Exhibit 99.9 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.10 Amended and Restated Triple Net Hospital Building Lease (incorporated by reference to Exhibit 99.10 to the Registrant's Report on Form 8-K filed on October 15, 2007).
10.11 Settlement Agreement and Mutual Release (incorporated by reference to Exhibit 99.11 to the Registrant's Report on Form 8-K filed on October 15, 2007).
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 13, 2007                By: /s/ Steven R. Blake
                                            -------------------
                                            Steven R. Blake
                                            Chief Financial Officer
                                            (Principal Financial Officer)