Form 10-Q
period 2007-12-31
Integrated Healthcare Holdings Inc
filed 2008-02-14
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2007; or

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

There were 137,095,716 shares outstanding of the registrant's common stock as of January 31, 2008.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 2007
           and March 31, 2007 - (unaudited)                                    3

         Condensed Consolidated Statements of Operations for the
           three and nine months ended December 31, 2007 and 2006, as
           restated - (unaudited)                                              4

         Condensed Consolidated Statement of Stockholders' Deficiency
           for the nine months ended December 31, 2007 - (unaudited)           5

         Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006, as restated -
           (unaudited)                                                         6

         Notes to Condensed Consolidated Financial Statements -
           (unaudited)                                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           39

Item 4.  Controls and Procedures                                              40


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    40

Item 1A. Risk Factors                                                         41

Item 6.  Exhibits                                                             41

         Signatures                                                           43


PART I - FINANCIAL INFORMATION

                                       INTEGRATED HEALTHCARE HOLDINGS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (amounts in 000's, except par value)
                                                    (unaudited)


                                                                                    DECEMBER 31,       MARCH 31,
                                                                                       2007              2007
                                                                                    -----------       -----------

                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                       $   1,452         $   7,844
     Restricted cash                                                                        17             4,968
     Accounts receivable, net of allowance for doubtful
       accounts of $15,835 and $2,355, respectively                                     53,291            19,370
     Security reserve funds                                                                  -             7,990
     Deferred purchase price receivable                                                      -            16,975
     Inventories of supplies                                                             6,016             5,944
     Due from governmental payers                                                        1,757             1,378
     Prepaid expenses and other current assets                                           7,816             8,097
                                                                                    -----------       -----------
                      Total current assets                                              70,349            72,566

Property and equipment, net                                                             56,309            58,172
Debt issuance costs, net                                                                   885                 -
                                                                                    -----------       -----------
                      Total assets                                                   $ 127,543         $ 130,738
                                                                                    ===========       ===========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Debt, current                                                                   $   2,300         $  72,341
     Accounts payable                                                                   44,430            41,443
     Accrued compensation and benefits                                                  15,562            12,574
     Warrant liability                                                                       -            14,906
     Due to governmental payers                                                          1,856               922
     Other current liabilities                                                          17,492            20,687
                                                                                    -----------       -----------
                      Total current liabilities                                         81,640           162,873

Debt, non current                                                                       85,700                 -
Capital lease obligations, net of current portion
     of $272 and $251, respectively                                                      5,635             5,834
Minority interest in variable interest entity                                            1,635             1,716
                                                                                    -----------       -----------
                      Total liabilities                                                174,610           170,423
                                                                                    -----------       -----------

Commitments and contingencies

Stockholders' deficiency:
     Common stock, $0.001 par value; 400,000 and 250,000 shares authorized;
       137,096 and 116,304 shares issued and outstanding, respectively                     137               116
     Additional paid in capital                                                         56,134            25,589
     Accumulated deficit                                                              (103,338)          (65,390)
                                                                                    -----------       -----------
                      Total stockholders' deficiency                                   (47,067)          (39,685)
                                                                                    -----------       -----------
                      Total liabilities and stockholders' deficiency                 $ 127,543         $ 130,738
                                                                                    ===========       ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.






                                        INTEGRATED HEALTHCARE HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (amounts in 000's, except per share amounts)
                                                    (unaudited)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 DECEMBER 31,                  DECEMBER 31,
                                                          --------------------------    --------------------------
                                                             2007           2006           2007           2006
                                                          -----------    -----------    -----------    -----------
                                                                                                        (restated)

Net operating revenues                                     $  88,158      $  87,137      $ 270,326      $ 263,472
                                                          -----------    -----------    -----------    -----------

Operating expenses:
    Salaries and benefits                                     53,924         49,467        153,876        144,894
    Supplies                                                  11,959         12,492         36,538         36,845
    Provision for doubtful accounts                            8,015          9,392         23,599         28,232
    Other operating expenses                                  16,781         16,815         50,961         51,832
    Loss on sale (gain on repurchase, net) of accounts
      receivable                                                (918)         2,442          4,079          7,411
    Depreciation and amortization                                834            677          2,427          2,002
                                                          -----------    -----------    -----------    -----------
                                                              90,595         91,285        271,480        271,216
                                                          -----------    -----------    -----------    -----------

Operating loss                                                (2,437)        (4,148)        (1,154)        (7,744)
                                                          -----------    -----------    -----------    -----------

Other expense:
    Interest expense, net                                     (4,080)        (3,240)       (10,248)        (9,893)
    Warrant liability expense                                (11,404)             -        (11,404)             -
    Change in fair value of warrant liability                (14,273)        (6,133)       (14,273)        (1,029)
                                                          -----------    -----------    -----------    -----------
                                                             (29,757)        (9,373)       (35,925)       (10,922)
                                                          -----------    -----------    -----------    -----------

Loss before provision for income
  taxes and minority interest                                (32,194)       (13,521)       (37,079)       (18,666)
    Provision for income taxes                                     -              -              -              -
    Minority interest in variable interest entity             (1,105)           119           (869)           448
                                                          -----------    -----------    -----------    -----------

Net loss                                                   $ (33,299)     $ (13,402)     $ (37,948)     $ (18,218)
                                                          ===========    ===========    ===========    ===========

Per Share Data:
  Loss per common share
    Basic                                                     ($0.24)        ($0.15)        ($0.29)        ($0.21)
      Diluted                                                 ($0.24)        ($0.15)        ($0.29)        ($0.21)
    Weighted average shares outstanding
      Basic                                                  137,096         87,557        130,140         85,645
      Diluted                                                137,096         87,557        130,140         85,645


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.






                                           INTEGRATED HEALTHCARE HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                    (amounts in 000's)
                                                        (unaudited)


                                                                           Additional
                                                    Common Stock             Paid-in     Accumulated
                                                 Shares        Amount        Capital       Deficit         Total
                                               -----------   -----------   -----------   -----------     -----------

Balance, March 31, 2007                           116,304      $    116     $  25,589     $ (65,390)     $  (39,685)

Exercise of warrants                               20,792            21         4,761             -           4,782

Issuance of warrants                                    -             -        25,677             -          25,677

Stock based compensation                                -             -           107             -             107

Net loss                                                -             -             -       (37,948)        (37,948)
                                               -----------   -----------   -----------   -----------     -----------
Balance, December 31, 2007                        137,096     $     137     $  56,134     $(103,338)     $  (47,067)
                                               ===========   ===========   ===========   ===========     ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.






                                        INTEGRATED HEALTHCARE HOLDINGS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (amounts in 000's)
                                                     (unaudited)


                                                                                              NINE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                           ------------------------
                                                                                             2007            2006
                                                                                           --------        --------

(restated)
Cash flows from operating activities:
Net loss                                                                                   $(37,948)       $(18,218)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                                  2,427           2,002
     Provision for doubtful accounts                                                         23,599          28,232
     Amortization of debt issuance costs                                                        111             633
     Common stock warrant expense                                                            11,404               -
     Change in fair value of warrant liability                                               14,273           1,036
     Minority interest in net loss of variable interest entity                                  869            (794)
     Noncash share-based compensation expense                                                   107               -
Changes in operating assets and liabilities:
     Accounts receivable                                                                    (57,520)        (32,509)
     Security reserve funds                                                                   7,990           5,788
     Deferred purchase price receivables                                                     16,975             627
     Inventories of supplies                                                                    (72)            (19)
     Due from governmental payers                                                              (379)            938
     Prepaid expenses, other current assets, and other assets                                   778           2,588
     Accounts payable                                                                         2,987           7,778
     Accrued compensation and benefits                                                        2,988           2,584
     Due to governmental payers                                                                 934           1,460
     Other current liabilities                                                               (3,195)           (893)
                                                                                           --------        --------
       Net cash provided by (used in) operating activities                                  (13,672)          1,233
                                                                                           --------        --------

Cash flows from investing activities:
     Decrease in restricted cash                                                              4,951               -
     Additions to property and equipment                                                       (564)           (187)
                                                                                           --------        --------
       Net cash provided by (used in) investing activities                                    4,387            (187)
                                                                                           --------        --------

Cash flows from financing activities:
     Proceeds from long term debt and drawdown on revolving line of credit                    4,959           2,010
     Long term debt issuance costs                                                           (1,493)              -
     Issuance of common stock                                                                   576               -
     Variable interest entity distribution                                                     (950)           (180)
     Payments on capital lease obligations                                                     (199)            (68)
                                                                                           --------        --------
       Net cash provided by financing activities                                              2,893           1,762
                                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents                                         (6,392)          2,808
Cash and cash equivalents, beginning of period                                                7,844           4,970
                                                                                           --------        --------
Cash and cash equivalents, end of period                                                   $  1,452        $  7,778
                                                                                           ========        ========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                          6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

         The accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of December 31, 2007, its results of operations for the three and nine months ended December 31, 2007 and 2006, as restated, and its cash flows for the nine months ended December 31, 2007 and 2006, as restated.

         The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2007 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on July 16, 2007.

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $37.9 million for the nine months ended December 31, 2007 and has a working capital deficit of $11.3 million at December 31, 2007. The Company refinanced its outstanding debt in October 2007 (Note 4).

         Not withstanding the refinancing, these factors, among others, indicate a need for the Company to take action to operate its business as a going concern. In the Company's Annual Report for the year ended March 31, 2007, its independent registered public accountants expressed a substantial doubt about the Company's ability to continue as a going concern. The Company has received increased reimbursements from governmental and managed care payers over the past year and is aggressively seeking to obtain future increases. The Company is seeking to reduce operating expenses while continuing to maintain service levels. There can be no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

         RESTATEMENT - As described more fully in the Company's annual report on Form 10-K for the year ended March 31, 2007, the statements of operations and cash flows for the nine months ended December 31, 2006 have been restated.

         RECLASSIFICATION FOR PRESENTATION - Certain amounts previously reported have been reclassified to conform to the current period's presentation.

         CONCENTRATION OF CREDIT RISK - The Company obtained all of its debt financing from a Lender (Note 4) and, thus, is subject to significant credit risk if they are unable to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65% and 63% of the net operating revenues for the three months ended December 31, 2007 and 2006, respectively, and 66% and 67% for the nine months ended December 31, 2007 and 2006, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables as of December 31, 2007 (in thousands) of $238 and receivables as of March 31, 2007 (in thousands) of $909.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.485 thousand to $22.185 thousand. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755.4 thousand in Final Notice of Program Reimbursement settlements during the nine months ended December 31, 2007. There were no adjustments for Final Notice of Program Reimbursement received during the three months ended December 31, 2007 and 2006 and the nine months ended December 30, 2006. As of December 31 and March 31, 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount (in thousands) of $1,618 and $1,831, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable (in thousands) of $1,856 and $922 as of December 31 and March 31, 2007, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC"). The Hospitals received supplemental payments (in thousands) of $9,629 and $5,493 during the three months ended December 31, 2007 and 2006, respectively, and supplemental payments (in thousands) of $13,457 and $17,629 during the nine months ended December 31, 2007 and 2006, respectively. The related revenue recorded for the three months ended December 31, 2007 and 2006 was (in thousands) $3,829 and $3,429, respectively, and $13,837 and $15,414 for the nine months ended December 31, 2007 and 2006, respectively. As of December 31 and March 31, 2007, estimated DSH receivables (in thousands) of $1,757 and $1,378 are included in due from governmental payers in the accompanying condensed consolidated balance sheets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


The following is a summary of due from and due to governmental payers as of December 31 and March 31, 2007 (in thousands):

                                        December 31,    March 31,
                                           2007            2007
                                        -----------    -----------

        Due from government payers
             Medicaid                    $   1,757      $   1,378
                                        -----------    -----------
                                         $   1,757      $   1,378
                                        ===========    ===========

        Due to government payers
             Medicare                    $     238      $    (909)
             Outlier                         1,618          1,831
                                        -----------    -----------
                                         $   1,856      $     922
                                        ===========    ===========

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under California AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.2 million and $1.6 million for the three months ended December 31, 2007 and 2006, respectively, and $5.8 million and $6.1 million for the nine months ended December 31, 2007 and 2006, respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

         TRANSFERS OF FINANCIAL ASSETS - Prior to the refinancing (Note 4) effective October 9, 2007 (when the Company terminated its Accounts Purchase Agreement (Note 2) and repurchased all its previously sold receivables), the Company sold substantially all of its billed accounts receivable to a financing company. The Company accounted for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company had surrendered control over those assets was accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in exchange. Control over transferred assets was surrendered only if all of the following conditions were met:

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

      If a transfer of financial assets does not meet the criteria for a sale as described above, the Company and transferee accounted for the transfer as a secured borrowing with pledge of collateral, and accordingly the Company is prevented from derecognizing the transferred financial assets. Where derecognizing criteria were met and the transfer was accounted for as a sale, the Company removed financial assets from the consolidated balance sheet and a net loss was recognized in income at the time of sale. Effective October 9, 2007, the Company repurchased all its sold accounts receivable (Note 11).

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         As of December 31, 2007, cash and cash equivalents includes $1.2 million deposited in lock box accounts that are swept daily by the Lender under various credit agreements (Note 4).

         Cash held in the Company's bank accounts as of March 31, 2007, collected on behalf of the buyer of accounts receivable, was not included in the Company's cash and cash equivalents (Note 2).

         LETTERS OF CREDIT - At December 31, 2007, the Company has two outstanding standby letters of credit totaling $1.4 million. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender (Note 4).

         RESTRICTED CASH - As of March 31, 2007, restricted cash consists of amounts deposited in accounts in short term time deposits with a commercial bank to collateralize the Company's obligations pursuant to certain agreements. As of December 31, 2007, this collateral was no longer needed.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at December 31, 2007.

         DEBT ISSUANCE COSTS - This deferred charge consists of a $750.0 thousand origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 thousand in legal and other expenses incurred in connection with the Company's refinancing paid to third parties (Note 4). These amounts are amortized over the financing agreements three year life using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 4) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed during the three months ended December 31, 2007. During the three months ended December 31, 2007, $111.2 thousand of debt issuance costs were amortized. At Decem ber 31, 2007, prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet includes $497.5 thousand as the current portion of the debt issuance costs.

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

         In certain circumstances, members would receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


determinable. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended December 31, 2007 and 2006 were $0.13 million and $0.70 million, respectively, and $0.32 million and $1.20 million for the nine months ended December 31, 2007 and 2006, respectively. IBNR claims accruals at December 31 and March 31, 2007 were $1.9 million and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company has adopted SFAS No. 123R (Note 7).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and debt. The recorded carrying value of such financial instruments approximates a reasonable estimate of their fair value.

         To finance the Acquisition, the Company entered into agreements that contained warrants (Notes 4 and 5), which were subsequently required to be accounted for as derivative liabilities. A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts ("embedded derivatives") and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company may engage in complex transactions in the future that also may contain embedded derivatives. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.

         WARRANTS - In connection with its Acquisition of the Hospitals and credit agreements, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, SFAS No. 150 and EITF No. 00-19 (Notes 4 and 5).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

         RECENTLY ENACTED ACCOUNTING STANDARDS - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The statement is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will adopt this statement for the fiscal year beginning April 1, 2009.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. SFAS 160 will be effective for the Company beginning April 1, 2009. The Company is evaluating the impact, if any, that the adoption of this statement will have on its financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 2 - ACCOUNTS RECEIVABLE

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (Note 4). The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, in conjunction with the Company's refinancing (Note
4), the APA was terminated and the Company repurchased the remaining outstanding accounts receivable that been previously sold, totaling $6.8 million, resulting in a gain on repurchase of accounts receivable of $0.9 million.

         From inception of the APA through October 9, 2007 (date of termination) the Buyer advanced $639.6 million to the Company through the APA. In addition, the Company received $56.9 million in reserve releases from inception through October 9, 2007. Payments posted on sold receivables from inception approximated $671.3 million. Advances net of payment and adjustment activity, cumulatively through October 9, 2007 (date of termination) and March 31, 2007 were ($5.4) million and $7.0 million, respectively. Transaction Fees incurred for the same periods (from inception) were $11.7 and $9.3 million, respectively.

         The following table reconciles accounts receivable at March 31, 2007, as reported, to the pro forma accounts receivable, as if the Company had deferred recognition of the sales (non GAAP) (in thousands).

                                                      March 31, 2007
                                                ---------------------------
                                                As reported      Pro Forma
                                                -----------     -----------
Accounts receivable
        Governmental                             $   7,958       $  25,621
        Non-governmental                            13,767          51,229
                                                -----------     -----------
                                                    21,725          76,850
Less allowance for doubtful accounts                (2,355)        (16,267)
                                                -----------     -----------
        Net patient accounts receivable             19,370          60,583
                                                -----------     -----------
Security reserve funds                               7,990               -
Deferred purchase price receivable                  16,975               -
                                                -----------     -----------
        Receivable from Buyer of accounts           24,965               -
                                                -----------     -----------
Advance rate amount, net                                 -          (6,957)
Transaction Fees deducted from Security
        Reserve Funds                                    -          (9,291)
                                                -----------     -----------
                                                 $  44,335       $  44,335
                                                ===========     ===========

         The Company recorded estimated Transaction Fees and estimated servicing liability related to the sold accounts receivable at the time of sale. The estimated servicing liability was recorded at cost which approximated fair value of providing such services. The loss (gain) on sale of accounts receivable is comprised of the following (in thousands).

                                               For the three months ended             For the nine months ended
                                             -------------------------------       -------------------------------
                                             December 31,       December 31,       December 31,       December 31,
                                                 2007               2006               2007               2006
                                             ------------       ------------       ------------       ------------
Transaction Fees deducted from Security
        Reserve Funds - closed purchases      $      165         $    1,069         $    2,395         $    3,184
Change in accrued Transaction Fees - open
        purchases                                   (608)               134               (712)               369
                                             ------------       ------------       ------------       ------------
        Total Transaction Fees incurred             (443)             1,203              1,683              3,553
                                             ------------       ------------       ------------       ------------
Servicing expense for sold accounts
        receivable - closed purchases                165              1,352              3,186              3,909
Change in accrued servicing expense for
        sold accounts receivable - open
        purchases                                   (640)              (112)              (790)               (50)
                                             ------------       ------------       ------------       ------------
        Total servicing expense incurred            (475)             1,240              2,396              3,859
                                             ------------       ------------       ------------       ------------
Loss on sale (gain on repurchase) of
        accounts receivable for the period    $     (918)        $    2,443         $    4,079         $    7,412
                                             ============       ============       ============       ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


         The related accrued Transaction Fee and accrued servicing liabilities included in other current liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2007 are as follows (in thousands).

                                                        March 31, 2007
                                                        --------------

                 Transaction fee liability              $        1,233
                 Accrued servicing liability            $          789

         The accrued servicing liability recorded at March 31, 2007 approximates fair value in accordance with SFAS No. 140.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands).

                                               DECEMBER 31,       MARCH 31,
                                                   2007             2007
                                               ------------     ------------

         Buildings                              $   33,697       $   33,697
         Land and improvements                      13,523           13,523
         Equipment                                  10,258            9,694
         Assets under capital leases                 6,505            6,505
                                               ------------     ------------
                                                    63,983           63,419
         Less accumulated depreciation              (7,674)          (5,247)
                                               ------------     ------------

              Property and equipment, net       $   56,309       $   58,172
                                               ============     ============

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 4 - DEBT

         The Company's debt payable to affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") consists of the following as of December 31 and March 31, 2007 (in thousands).

                                                  December 31,      March 31,
                                                      2007             2007
                                                  ------------     ------------

Current:

Secured note                                       $        -       $   10,700
Less derivative - warrant liability, current                -          (10,700)
Secured acquisition loan                                    -           45,000
Secured line of credit, outstanding borrowings              -           27,341
Revolving line of credit, outstanding borrowings        2,300                -
                                                  ------------     ------------
                                                   $    2,300       $   72,341
                                                  ============     ============

Non-current:

Convertible note                                   $   10,700       $        -
Secured term note                                      45,000                -
Secured line of credit, outstanding borrowings         30,000                -
                                                  ------------     ------------
                                                   $   85,700       $        -
                                                  ============     ============

         Effective October 9, 2007 (the "Effective Date"), the Company and its Lender executed agreements to refinance the Lender's credit facilities with the Company aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced the Company's previous credit facilities with the Lender, which matured on March 2, 2007. The Company had been operating under an Agreement to Forbear with the Lender with respect to the previous credit facilities.

The New Credit Facilities consist of the following instruments:

    o An $80.0 million credit agreement, under which the Company issued a $45.0 million Term Note bearing a fixed interest rate of 9% in the first year and 14% after the first year, which was used to repay amounts owing under the Company's existing $50.0 million real estate term loan (secured acquisition loan).

    o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year, which was used to repay amounts owing under the Company's existing $30.0 million secured line of credit, pay the origination fees on the other credit facilities and for working capital.

    o A $10.7 million credit agreement, under which the Company issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under the Company's existing $10.7 million secured note. The $10.7 million Convertible Term Note is immediately convertible into common stock of the Company at $0.21 per share during the term of the note.

    o A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Real Estate Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance the Company's accounts receivable and is available for working capital needs.

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's hospital facilities (which are owned by PCHI) and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (Note 5).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

         The refinancing did not meet the requirements for a troubled debt restructuring in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Under SFAS 15, a debtor must be granted a concession by the creditor for a refinancing to be considered a troubled debt restructuring. Although the New Credit Facilities have lower interest rates than the previous credit facilities, the fair value of the New Warrants (Note 5) resulted in the effective borrowing rate of the New Credit Facilities to significantly exceed the effective rate of the previous credit facilities.

         The nondetachable conversion feature of the $10.7 million Convertible Term Note is out-of-the-money on the Effective Date. Pursuant to EITF 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19," the $10.7 million Convertible Term Note is considered conventional for purposes of applying EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

         The New Credit Facilities (excluding the $50.0 million Revolving Credit Agreement, which did not modify or exchange any prior debt) meet the criteria of EITF 06-6 for debt extinguishment accounting since the $10.7 million Convertible Term Note includes a substantive conversion option compared to the previous financing facilities. As a result, pursuant to EITF 96-19, related loan origination fees were expensed in the three months ended December 31, 2007, and legal fees and other expenses are being amortized over three years (Note 1).

         Based on eligible receivables, as defined, the Company had approximately $24 million of additional availability under its $50.0 million Revolving Line of Credit at December 31, 2007.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including debt service coverage ratio, minimum cash collections, mergers and acquisitions, and other corporate activities common to such financing arrangements. The Company was in compliance with all covenants or obtained a temporary waiver from the Lender for noncompliance at December 31, 2007.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 10). Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 10).

NOTE 5 - COMMON STOCK WARRANTS

         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (Note 4), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of 16,880,484 shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26,097,561 shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the Effective Date of the New Credit Facilities. As of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants. In accordance with SFAS 133 and EITF 00-19, the New Warrants were initially accounted for as liabilities and revalued at each reporting date, and the changes in fair value of warrant liability on the consolidated statement of operations.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with SFAS No. 133 and EITF 00-19, the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability on the consolidated statement of operations.

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

         Upon the Company's refinancing (Note 4) and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants. In accordance with SFAS 133 and EITF 00-19, the Restructuring Warrants were initially accounted for as liabilities and revalued at each reporting date, and the changes in fair value of warrant liability on the consolidated statement of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

        RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company received approval from the State of Nevada to increase its authorized shares of common stock from 250 million to 400 million. As a result, the Company had sufficient authorized shares at December 31, 2007, and thereby met all requirements under EITF 00-19 to classify the warrants as equity. Accordingly, effective December 31, 2007, the Company revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

         In summation, the Company recorded a common stock warrant expense of $11.4 million for the three and nine months ended December 31, 2007. There was no common stock warrant expense recorded during the three and nine months ended December 31, 2006. The Company recorded a change in the fair value of warrant liability of $14.3 million and $6.1 million for the three months ended December 31, 2007 and 2006, respectively, and $14.3 million and $1.0 million for the nine months ended December 31, 2007 and 2006, respectively.

         The Company used valuations prepared by an independent valuation firm to determine the fair value of the underlying shares. The assumptions used in Black-Scholes model were as follows:

                 October 9, 2007                    December 31, 2007
        --------------------------------    --------------------------------

        Restructuring Warrants:

        Risk-free interest rate     4.1%    Risk-free interest rate     2.7%
        Expected volatility        34.8%    Expected volatility        26.9%
        Dividend yield                -     Dividend yield                -
        Expected life (years)      0.30     Expected life (years)      0.07
        Fair value of warrants  $ 0.047     Fair value of warrants  $ 0.161
        Market value per share  $  0.14     Market value per share  $  0.25

        New Warrants:

        31.09% Warrant

        Risk-free interest rate     4.7%    Risk-free interest rate     4.0%
        Expected volatility        47.0%    Expected volatility        47.4%
        Dividend yield                -     Dividend yield                -
        Expected life (years)     10.00     Expected life (years)      9.78
        Fair value of warrants  $ 0.089     Fair value of warrants  $ 0.184
        Market value per share  $  0.14     Market value per share  $  0.25

        4.95% Warrant

        Risk-free interest rate     4.4%    Risk-free interest rate     3.5%
        Expected volatility        35.2%    Expected volatility        32.9%
        Dividend yield                -     Dividend yield                -
        Expected life (years)      5.00     Expected life (years)      4.78
        Fair value of warrants  $ 0.043     Fair value of warrants  $ 0.119
        Market value per share  $  0.14     Market value per share  $  0.25

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

         Although the Company believes this was the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

NOTE 6 - COMMON STOCK

         STOCK PURCHASE AGREEMENT - On January 28, 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with OC-PIN a company founded by Dr. Anil V. Shah, a former board member, and owned by a number of physicians practicing at the acquired Hospitals. This agreement was subsequently amended to include the following:

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

NOTE 7 - STOCK OPTION PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to 12 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, non-qualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

         On October 10, 2007, the Board of Directors approved the granting of options with the right to purchase an aggregate of 1,750 thousand shares of the Company's common stock to members of the Board pursuant to the Plan. The grant price approved on that date is $0.18 per share. Of the total options granted,
883.33 thousand were subject to immediate vesting on the grant date. Vesting of the remaining 866.67 thousand granted options commenced on the October 10, 2007 grant date.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

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

                Three months ended December 31, 2007

                Expected dividend yield                    -
                Risk-free interest rate           3.5% - 4.4%
                Expected volatility             31.6% - 37.1%
                Expected term (in years)           4.1- 5.8

                Nine months ended December 31, 2007

                Expected dividend yield                    -
                Risk-free interest rate           3.5% - 4.5%
                Expected volatility             31.6% - 37.1%
                Expected term (in years)           3.6- 5.8

         In accordance with SFAS No. 123R, the Company recorded $49.1 thousand and $106.9 thousand of compensation expense relative to stock options during the three and nine months ended December 31, 2007, no options were granted prior to August 6, 2007. A summary of stock option activity for the period from June 30, 2007 through December 31, 2007 is presented as follows (there was no prior stock option activity) (shares in thousands).

                                                         Weighted-
                                            Weighted-     average
                                             average     remaining     Aggregate
                                            exercise    contractual    intrinsic
                                  Shares      price         term         value
                                 --------   --------    -----------    ---------
Outstanding, June 30, 2007             -     $    -
     Granted                       4,795     $ 0.26
     Exercised                         -     $    -
     Forfeited or expired            (10)    $ 0.26
                                 --------
Outstanding, September 30,         4,785     $ 0.26
     Granted                       1,960     $ 0.19
     Exercised                         -     $    -
     Forfeited or expired            (30)    $ 0.26
                                 --------
Outstanding, December 31, 2007     6,715     $ 0.25            6.6      $     -
                                 ========   ========    ===========    =========
Exercisable at December 31, 2007   4,055     $ 0.24            6.6      $  0.01
                                 ========   ========    ===========    =========

         The weighted average grant date fair value of employee stock options granted during the three months ended December 31, 2007 was $0.19. No options were exercised during the three months ended December 31, 2007.

         A summary of the Company's nonvested shares as of December 31, 2007, and changes during the three and six months ended December 31, 2007 (there was no prior stock option activity), is presented as follows (shares in thousand).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

                                                          Weighted-
                                                           average
                                                         grant date
                                              Shares     fair value
                                            ----------   ----------
         Nonvested at June 30, 2007                 -     $      -
         Granted                                1,879     $   0.16
         Vested                                     -     $      -
         Forfeited                                 (2)    $   0.16
                                            ----------
         Nonvested at September 30, 2007        1,877     $   0.16
         Granted                                1,960     $   0.17
         Vested                                (1,175)    $   0.15
         Forfeited                                 (2)    $   0.16
                                            ----------
         Nonvested at December 31, 2007         2,660     $   0.16
                                            ==========

         As of December 31, 2007, there was $112.6 thousand of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

         Since the Company incurred losses for the three and nine months ended December 31, 2007, anti dilutive potential shares of common stock, consisting of approximately 200 million and 100 million shares, respectively, issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for the period.

         Since the Company incurred losses for the three and nine months ended December 31, 2006, antidilutive potential shares of common stock consisting of
40.0 million issuable under warrants have been excluded from the calculations of diluted loss per share for these periods.

NOTE 9 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are owned and co-managed by Dr. Shah, Dr. Chaudhuri, and Mr. Thomas. Dr. Shah is also the co-manager and an investor in OC-PIN, which is the largest shareholder of the Company. As the result of the partial exercise of the Restructuring Warrants, Dr. Chaudhuri and Mr. Thomas are constructively the holders of 49.5 million and 28.7 million shares of the outstanding stock of the Company as of December 31 and March 31, 2007, respectively. They are also the owners of the Restructuring Warrants to purchase up to 24.9 million shares of future stock in the Company, issuable as of October 9, 2007 due to an anti dilution feature of the warrant (Note 5). As described in Note 1, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying condensed consolidated financial statements.

         During the three and nine months ended December 31, 2007, the Company paid $1.5 million and $3.6 million, respectively, to a supplier that is also a shareholder of the Company. For the same periods in 2006, the Company paid $0.3 million and $1.4 million, respectively, to the supplier.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (Note 4), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note 9).

         Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the College Avenue Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation. This transaction with PCHI is eliminated in consolidation (Note 9).

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings, land, and other equipment with terms that were extended concurrently with the assignment of the leases to December 31, 2023.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2007, the Company had accrued $8.7 million and $4.9 million, respectively, which is comprised of $2.0 million and $1.4 million, respectively, in incurred and reported claims, along with $6.7 million and $3.5 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2007, the Company had accrued $0.8 million and $1.0 million, respectively, comprised of $0.2 million and $0.2 million, respectively, in incurred and reported claims, along with $0.6 million and $0.8 million, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at December 31, 2007 was based upon projections determined by an independent actuary. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31, 2007, the Company had accrued $1.4 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at December 31, 2007. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased all risk umbrella liability policies with aggregate limit of $19.0 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for all of its insured liability risks, including general and professional liability and the workers' compensation program.

         The Company finances various insurance policies at interest rates ranging from 5.97% to 7.5% per annum. The Company incurred finance charges relating to such policies of (in thousands) $19 and $51 during the three months

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

ended December 31, 2007 and 2006, respectively, and (in thousands) $108 and $230 during the nine months ended December 31, 2007 and 2006, respectively. As of December 31 and March 31, 2007, the accompanying condensed consolidated balance sheets include the following balances relating to the financed insurance policies (in thousands).

                                           December 31, 2007    March 31, 2007
                                           -----------------    --------------

Prepaid insurance                           $         1,771      $      5,004
(Included in prepaid expenses and
  other current assets)

Accrued insurance premiums                  $           487      $      3,808
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

            SEVERANCE AGREEMENT - Effective January 1, 2008, the Company entered into a Severance Agreement With Mutual Releases ("Severance Agreement") and a Consulting Agreement with a former officer of the Company.

         Under the Severance Agreement, the Company will pay the former officer compensation equivalent to 14 equal monthly installments. The amount of each monthly installment shall be the sum of the former officer's base monthly salary, net of required deductions, plus the monthly value of his health and dental insurance, plus the monthly value of his automobile allowance. The schedule of payments is as follows: (i) one lump sum payment equivalent to eight
(8) monthly installments, and (ii) the remaining six equal installments shall be paid to him on or before the first business day of each month, commencing on September 1, 2008. In addition, the Company paid a year end (December 31, 2007) bonus of $30,000 to the former officer. The Severance Agreement also includes mutual releases, specific waivers and releases, nondisclosure of confidential information, return of property, future cooperation, non-disparagement, and general provisions customary in such agreements. The entire amount of $480 thousand attributable to the Severance Agreement was expensed in the three months ended December 31, 2007 and included in accrued compensation and benefits in the accompanying consolidated balance as of December 31, 2007.

         Under the terms of the Consulting Agreement, which is effective from January 1, 2008 through June 30, 2008, the Company will pay the former officer $180,000 consisting of one payment of $60,000 and four equal monthly installments of $30,000 each, commencing April 1, 2008, with the last payment due on July 1, 2008. As additional compensation for his services relating to the proposed acquisition of Anaheim Memorial Medical Center (AMMC) by the Company, the former officer is entitled to receive 0.5% of the total value of the purchase, minus $30,000, or an estimated $310,000 if the acquisition of AMMC is consummated at the currently proposed price. The Consulting Agreement contains other provisions customary to such agreements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

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

         Approximately 16% of the Company's employees are represented by labor unions as of December 31, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

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

         On May 14, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleges the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleges the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. The consolidation suits between the Company, on the one hand, and three members of its former Board are still pending. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $37.9 million during the nine months ended December 31, 2007 and has a working capital deficit of $11.3 million at December 31, 2007. The Company refinanced its outstanding debt in October 2007, see "REFINANCING."

         These factors, among others, indicate a need for the Company to take action to operate its business as a going concern. There is no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

         Management has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

    1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care and other patient revenues improved $6.9 million during the nine months ended December 31, 2007 compared to the same period in 2006.

         Net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2007 and 2006 were $246.7 million and $235.2 million, respectively. During the nine months ended December 31, 2007 and 2006, the Company received $3.0 million and $3.5 million lump sum awards from the State MediCal unit, respectively. Adjusting for this, revenues grew by 2.8%.

         The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments for Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues increased $1.7 million for the nine months ended December 31, 2007 compared to the same period in 2006.

         Inpatient admissions increased by 1.5% to 14,140 for the nine months ended December 31, 2007 compared to 13,936 for the same period in 2006.

    2. Operating expenses: Management is working aggressively to reduce cost without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrants for the nine months ended December 31, 2007 were $271.5 million, or 0.1%, higher than for the same period in 2006. The most significant improvement was the $4.6 million reduction in the Provision for Doubtful Accounts due to improved collection experience. The Company also replaced the Accounts Purchase Agreement with a revolving credit agreement (see "REFINANCING"). As a result, the Loss on Sale of Accounts Receivable decreased by $3.3 million. This was partially offset by increased labor costs of $9.0 million (resulting from wage increases, union settlements and severance agreement).

         Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         The terms of the new financing are expected to reduce the Company's cost of capital by $4.7 million in the first year of the new financing. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity of $24 million based on eligible receivables, as defined.

         The foregoing analysis presumes that capital expenditures to replace equipment can be kept to an immaterial amount in the short term. It is the intent of management to fund future capital expenditures from operations.

         REFINANCING - Effective October 9, 2007, the Company and affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") executed agreements to refinance the Lender's credit facilities with the Company aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced the Company's previous credit facilities with the Lender, which matured on March 2, 2007. The Company had been operating under an Agreement to Forbear with the Lender with respect to the previous credit facilities.

The New Credit Facilities consist of the following instruments:

    o An $80.0 million credit agreement, under which the Company issued a $45.0 million Term Note bearing a fixed interest rate of 9% in the first year and 14% after the first year, which was used to repay amounts owing under the Company's existing $50.0 million real estate term loan.

    o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year, which was used to repay amounts owing under the Company's existing $30.0 million line of credit, pay the origination fees on the other credit facilities and for working capital.

    o A $10.7 million credit agreement, under which the Company issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under the Company's existing $10.7 million loan. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note.

    o A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Real Estate Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance the Company's accounts receivable.

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's hospital facilities (which are owned by PCHI) and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants, see "NEW WARRANTS."

         The refinancing did not meet the requirements for a troubled debt restructuring in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Under SFAS 15, a debtor must be granted a concession by the creditor for a refinancing to be considered a troubled debt restructuring. Although the New Credit Facilities have lower interest rates than the previous credit facilities, the fair value of the New Warrants (Note 5) resulted in the effective borrowing rate of the New Credit Facilities to significantly exceed the effective rate of the previous credit facilities.

         The nondetachable conversion feature of the $10.7 million Convertible Term Note is out-of-the-money on the Effective Date. Pursuant to EITF 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19," the $10.7 million Convertible Term Note is considered conventional for purposes of applying EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

         The New Credit Facilities (excluding the $50.0 million Revolving Credit Agreement, which did not modify or exchange any prior debt) meet the criteria of EITF 06-6 for debt extinguishment accounting since the $10.7 million Convertible Term Note includes a substantive conversion option compared to the previous financing facilities. As a result, pursuant to EITF 96-19, related loan origination fees were expensed in the three months ended December 31, 2007, and legal fees and other expenses are being amortized over three years (Note 1).

         Based on eligible receivables, as defined, the Company had approximately $24 million of additional availability under its Revolving Line of Credit at December 31, 2007.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including debt service coverage ratio, minimum cash collections, mergers and acquisitions, and other corporate activities common to such financing arrangements. The Company was in compliance with all covenants or obtained a temporary waiver from the Lender for noncompliance at December 31, 2007.

         Concurrently with the execution of the New Credit Facilities, the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents (the "31.09% Warrant").

         Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property"), and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation.

         As a result of the Company's refinancing, the remaining 24.9 million warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the October 9, 2007 effective date of the refinancing (See "RESTRUCTURING WARRANTS").

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (Note 4), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the College Avenue Property that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note
9).

         The Company remains primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the $45.0 million Term Note should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

         ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender. The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, the APA was terminated and the Company repurchased the remaining outstanding accounts that been sold, totaling $6.8 million (See "REFINANCING").

         From inception of the APA through October 9, 2007 (date of termination) the Buyer advanced $639.6 million to the Company through the APA. In addition, the Company received $56.9 million in reserve releases from inception through October 9, 2007. Payments posted on sold receivables from inception approximated $671.3 million. Advances net of payment and adjustment activity, cumulatively through October 9, 2007 (date of termination) and March 31, 2007 were ($5.4) million and $7.0 million, respectively. Transaction Fees incurred for the same periods (from inception) were $11.7 and $9.3 million, respectively.


         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (Note 4), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of 16,880,484 shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26,097,561 shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the effective date of the New Credit Facilities (the "Effective Date"). Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

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

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with SFAS No. 133 and EITF 00-19, the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of derivative on the consolidated statement of operations.

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

         Upon the Company's refinancing (See "REFINANCING") and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants.

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company received approval from the State of Nevada to increase its authorized shares of common stock from 250 million to 400 million. This gave the Company sufficient authorized shares to establish that the outstanding warrants, options, and conversion rights were within its control. Accordingly, effective December 31, 2007, the Company revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of derivative of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

         In summation, the Company recorded a common stock warrant expense of $11.4 million for the three and nine months ended December 31, 2007. There was no common stock warrant expense recorded during the three and nine months ended December 31, 2006. The Company recorded a change in the fair value of derivative of $14.3 million and $6.1 million for the three months ended December 31, 2007 and 2006, respectively, and $14.3 million and $1.0 million for the nine months ended December 31, 2007 and 2006, respectively.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the three and nine months ended December 31, 2007 and 2006, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

                                                               Three months ended               Nine months ended
                                                                   December 31,                    December 31,
                                                          ----------------------------     ----------------------------
                                                              2007            2006             2007            2006
                                                          ------------    ------------     ------------    ------------
      Net operating revenues                                   100.0%          100.0%           100.0%          100.0%

      Operating expenses:
        Salaries and benefits                                   61.1%           56.8%            56.9%           54.9%
        Supplies                                                13.6%           14.3%            13.5%           14.0%
        Provision for doubtful accounts                          9.1%           10.8%             8.7%           10.7%
        Other operating expenses                                19.0%           19.3%            18.9%           19.7%
        Loss on sale of accounts receivable                     (1.0%)           2.8%             1.5%            2.8%
        Depreciation and amortization                            0.9%            0.8%             0.9%            0.8%
                                                          ------------    ------------     ------------    ------------
        Total operating expenses                               102.7%          104.8%           100.4%          102.9%
                                                          ------------    ------------     ------------    ------------

      Operating income (loss)                                   (2.7%)          (4.8%)           (0.4%)          (2.9%)
        Other expense:
        Interest expense, net                                   (4.6%)          (3.7%)           (3.8%)          (3.8%)
        Warrant liability expense                              (12.9%)           0.0%            (4.2%)           0.0%
        Change in fair value of warranty liability             (16.3%)          (7.0%)           (5.3%)          (0.4%)
                                                          ------------    ------------     ------------    ------------
                                                               (33.8%)         (10.7%)          (13.3%)          (4.2%)
                                                          ------------    ------------     ------------    ------------

      Income (loss) before minority interest                   (36.5%)         (15.5%)          (13.7%)          (7.1%)
      Minority interest in variable interest entity             (1.3%)           0.1%            (0.3%)           0.2%
                                                          ------------    ------------     ------------    ------------
      Net income (loss)                                        (37.8%)         (15.4%)          (14.0%)          (6.9%)
                                                          ============    ============     ============    ============

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2007 and
2006

NET OPERATING REVENUES

         Net operating revenues for the three months ended December 31, 2007 increased 1.2% compared to the same period in 2006. This is mainly attributable to admissions for the three months ended December 31, 2007 increasing by 1.2% compared to the same period in 2006. Revenue per admission declined by 0.1% during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2007 and 2006 were $2.2 million and $1.6 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65% and 63% of the net operating revenues for the three months ended December 31, 2007 and 2006, respectively.

         Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectable Revenues were $80.1 million and $77.7 million for the three months ended December 31, 2007 and 2006, respectively, an increase of $2.4 million, or 1.8% per admission.

OPERATING EXPENSES

         Operating expenses for the three months ended December 31, 2007 of $90.6 million were substantially unchanged compared to the same period in 2006. This was the net result of increases in salaries and benefits offset by reductions in the loss on sale of accounts receivable and the provision for doubtful accounts.

         Salaries and benefits increased $4.5 million (9.0%) for the three months ended December 31, 2007 compared to the same period in 2006. Other operating expenses for the three months ended December 31, 2007 were substantially unchanged compared to the same period in 2006. Salaries and benefits increased as a percentage of revenue (see table) primarily due to wage increases, bonuses and union settlements of $0.7 million and severance agreement of $0.5 million during the three months ended December 31, 2007.

         The provision for doubtful accounts for the three months ended December 31, 2007 decreased to $8.0 million from $9.4 million or 14.7% compared to the same period in 2006. The decrease in the provision for doubtful accounts for the three months ended December 31, 2007 is primarily due to improvements in recoveries of bad debt and a reduction in unfunded patients compared to the same period in 2006.

         A gain on the repurchase of accounts receivable of $0.9 million for the three months ended December 31, 2007 compared to a loss on sale of accounts receivable of $2.4 million for the three months ended December 31, 2006 is a result of the Company's termination of the APA and repurchase of previously sold receivables in connection with its refinancing (See "REFINANCING").

OPERATING LOSS

         Operating loss for the three months ended December 31, 2007 was $2.4 million compared to $4.1 million for the three months ended December 31, 2006. The decrease in operating loss in 2007 is primarily due to increased volumes, gain on the repurchase of accounts receivable and decrease in the provision for doubtful accounts.

OTHER EXPENSE, NET

         For the three months ended December 31, 2007 there was an $8.1 million increase in the change in fair value of warrant liability compared to the comparable period in 2006. For the three months ended December 31, 2007 there was an $11.4 million increase in common stock warrant expense compared to the comparable period in 2006. These were the result of new and revised warrants issued in connection with a new financing arrangement and were required to be recorded at fair value and immediately expensed under the provisions of EITF 00-19.

         Interest expense for the three months ended December 31, 2007 was $4.1 million, or $0.9 million, more than the same period in 2006. This included $1.5 million in loan origination fee expense and amortization of loan fees associated with our new financing arrangement.

NET LOSS

         Net loss for the three months ended December 31, 2007 was $33.3 million compared to $13.4 million for the same period in 2006. The change in net results for the three months ended December 31, 2007 was primarily due to the change in fair value of warrants and increase in common stock warrant expense compared to the same period in 2006.

CONSOLIDATED RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2007 and
2006

NET OPERATING REVENUES

         Net operating revenues for the nine months ended December 31, 2007 increased 2.6% compared to the same period in 2006. During the nine months ended December 31, 2007 and 2006, the Company was granted $3.0 million and $3.5 million, respectively, for indigent care. Admissions for the nine months ended December 31, 2007 increased 1.5% compared to the same period in 2006. Revenue per admission improved by 1.1% during the nine months ended December 31, 2007. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the nine months ended December 31, 2007 and 2006 were $5.8 million and $6.1 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 66% and 67% of the net operating revenues for the nine months ended December 31, 2007 and 2006, respectively.

         Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectable Revenues were $246.7 million and $235.2 million for the nine months ended December 31, 2007 and 2006, respectively, an increase of $11.5 million, or 3.4% per admission.

OPERATING EXPENSES

         Operating expenses for the nine months ended December 31, 2007 increased to $271.5 million from $271.2 million, an increase of $0.26 million or 0.1% compared to the same period in 2006. The increase in operating expenses was primarily the result of the increase in admissions. Operating expenses expressed as a percentage of revenue for the nine months ended December 31, 2007 and 2006 were 100.4% and 102.9%, respectively.

         Salaries and benefits increased $9.0 million (6.2%) for the nine months ended December 31, 2007 compared to the same period in 2006, primarily due to wage increases, bonuses and union settlements of $0.7 million and severance agreement of $0.5 million during the nine months ended December 31, 2007. Other operating expenses for the nine months ended December 31, 2007 were substantially unchanged compared to the same period in 2006.

         The provision for doubtful accounts for the nine months ended December 31, 2007 decreased to $23.6 million from $28.2 million or 16.4% compared to the same period in 2006. The decrease in the provision for doubtful accounts for the nine months ended December 31, 2007 is primarily due to improvements in recoveries of bad debt and a reduction in unfunded patients compared to the same period in 2006.

         The loss on sale of accounts receivable for the nine months ended December 31, 2007 and 2006 was $4.1 million and $7.4 million. The decrease is primarily due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (See "REFINANCING").

OPERATING LOSS

         Operating loss for the nine months ended December 31, 2007 was $1.2 million compared to a loss of $7.7 million for the nine months ended December 31, 2006. The decrease in operating loss in 2007 is primarily due to the increase in revenues, decrease in the provision for doubtful accounts and termination of the APA and repurchase of previously sold receivables in connection with the refinancing.

OTHER EXPENSE, NET

         For the nine months ended December 31, 2007 there was a $13.2 million increase in the change in fair value of warrant liability compared to the comparable period in 2006. For the nine months ended December 31, 2007 there was an $11.4 million increase in common stock warrant expense compared to the comparable period in 2006.

         Interest expense for the nine months ended December 31, 2007 was $0.4 million more than the same period in 2006 due to $1.5 million in loan origination fee expense and amortization of loan fees which was partially offset by a reduction in interest rates under the new financing arrangement.

NET LOSS

         Net loss for the nine months ended December 31, 2007 was $37.9 million compared to $18.2 million for the same period in 2006.

CASH FLOW

         Net cash provided by (used in) operating activities for the nine months ended December 31, 2007 and 2006 was ($13.7) million and $1.2 million, respectively, including net losses, adjusted for depreciation and other non-cash items (excludes provision for doubtful accounts) of $9.7 million and $14.5 million, respectively. The Company used $3.9 million and produced $15.8 million in working capital for the nine months ended December 31, 2007 and 2006, respectively. Net cash used in working capital activities primarily reflects increases in accounts receivable (including security reserve fund and deferred purchase price receivable) including the cost of repurchasing accounts receivable partially offset by the increases in accounts payable and accrued liabilities . Cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $2.8 million and $9.5 million for the nine months ended December 31, 2007 and 2006, respectively. Cash provided
(used) in accounts receivable, including security reserve fund and deferred purchase price receivable (net of provision for doubtful accounts), was ($9.0) million and $2.1 million for the nine months ended December 31, 2007 and 2006, respectively. Th e $9.0 million used for the nine months ended December 31, 2007 primarily reflects the return of the Advance Rate Amount, net, and payment of transaction fees in connection with the repurchase of accounts receivable and termination of the APA.

         Net cash provided by (used in) investing activities during the nine months ended December 31, 2007 and 2006 was $4.4 million and ($0.2) million, respectively. In the nine months ended December 31, 2007 and 2006, the Company invested $0.6 million and $0.2 million, respectively, in new equipment. During the nine months ended December 31, 2007, $5.0 million in restricted cash was released to the Company.

         Net cash provided by financing activities for the nine months ended December 31, 2007 and 2006 was $2.9 million and $1.8 million, respectively. The increase in net cash provided by financing activities for the nine months ended December 31, 2007 and 2006 was primarily represented by $5.0 million and $2.0 million, respectively, in proceeds from credit facilities.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables as of December 31, 2007 (in thousands) of $238 and receivables as of March 31, 2007 (in thousands) of $909.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.485 thousand to $22.185 thousand. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to the hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755.4 thousand in Final Notice of Program Reimbursement settlements during the nine months ended December 31, 2007. There were no adjustments for Final Notice of Program Reimbursement received during the three months ended December 31, 2007 and 2006 and the nine months ended December 31, 2006. As of December 31 and March 31, 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount (in thousands) of $1,618 and $1,831, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable (in thousands) of $1,856 and $922 as of December 31 and March 31, 2007, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (MediCal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC"). The Hospitals received supplemental payments (in thousands) of $9,629 and $5,493 during the three months ended December 31, 2007 and 2006, respectively, and supplemental payments (in thousands) of $13,457 and $17,629 during the nine months ended December 31, 2007 and 2006, respectively. The related revenue recorded for the three months ended December 31, 2007 and 2006 was (in thousands) $3,829 and $3,429, respectively, and $13,837 and $15,414 for the nine months ended December 31, 2007 and 2006, respectively. As of December 31 and March 31, 2007, estimated DSH receivables (in thousands) of $1,757 and $1,378 are included in due from governmental payers in the accompanying condensed consolidated balance sheets.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.2 million and $1.6 million for the three months ended December 31, 2007 and 2006, respectively, and $5.8 million and $6.1 million for the nine months ended December 31, 2007 and 2006, respectively.

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

         In certain circumstances, members would receive health care services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other health care institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are determinable. Per guidance under Statement of Financial Accounting Standards ("SFAS") No. 5, the Company accrues for IBNR claims when it is probable that expected future health care costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues (loss) from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended December 31, 2007 and 2006 were $0.13 million and $0.70 million, respectively, and $.32 million and $1.20 million for the nine months ended December 31, 2007 and 2006, respectively. IBNR claims accruals at December 31 and March 31, 2007 were $1.9 million and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2007, the Company had accrued $8.7 million and $4.9 million, respectively, which is comprised of $2.0 million and $1.4 million, respectively, in incurred and reported claims, along with $6.7 million and $3.5 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections determined by an independent actuary and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2007, the Company had accrued $0.8 million and $1.0 million, respectively, comprised of $0.2 million and $0.2 million, respectively, in incurred and reported claims, along with $0.6 million and $0.8 million, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at December 31, 2007 was based upon projections determined by an independent actuary. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31, 2007, the Company had accrued $1.4 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at December 31, 2007. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will adopt this statement for the fiscal year beginning April 1, 2009.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. SFAS 160 will be effective for the Company beginning April 1, 2009. The Company is evaluating the impact, if any, that the adoption of this statement will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31, 2007, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

         As of December 31, 2007, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         Other than as described above, during the quarter ended December 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         From time to time, health care facilities receive requests for information in the form of a subpoena from licensing entities, such as the Medical Board of California, regarding members of their medical staffs. Also, California state law mandates that each medical staff is required to perform peer review of its members. As a result of the performance of such peer reviews, action is sometimes taken to limit or revoke an individual's medical staff membership and privileges in order to assure patient safety. In August 2007, the Company received such a subpoena from the Medical Board of California concerning a member of the medical staff of one of the Company's facilities. The facility has responded to the subpoena and is in the process of reviewing the matter.

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

         On May 14, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleges the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleges the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. The consolidation suits between the Company, on the one hand, and three members of its former Board are still pending. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about October 8, 2007, stockholders holding a majority of our outstanding shares of Common Stock approved by written consent in lieu of a meeting the amendment and restatement of our Articles of Incorporation for the following purposes: (i) to increase the Company's authorized shares of Common Stock, $.001 par value per share, from 250,000,000 to 400,000,000 shares; (ii) to provide for the indemnification and exculpation of directors of the Company in the Amended Articles as permitted under Nevada law; (iii) to eliminate out-dated or irrelevant provisions in the original Articles of Incorporation which were adopted in 1988 by the shell company that became Integrated Healthcare Holdings, Inc., including eliminating the names and addresses of the original incorporators, registered agent and directors of the Company; and (iv) to consolidate in one document the original Articles of Incorporation of the Company and various amendments that have been adopted since the original Articles were filed. As of October 8, 2007, there were 137,095,716 shares of our Common Stock outstanding. Stockholders holding a total of 108,636,716 outstanding shares of Common Stock, constituting a majority of our outstanding shares entitled to vote, approved the Amended Articles.


         For additional information please refer to the Information Statement on Form 14C filed by the Company with the Securities and Exchange Commission on December 10, 2007.

ITEM 6. EXHIBITS

Exhibit
Number      Description
------      -----------

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Registrant's Report on Form 14C filed on December 10, 2007).

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

10.12       Amended Employment Agreement of Bruce Mogel, dated as of
            November 15, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on November 19, 2007).

10.13 Severance Agreement with Mutual Releases of Larry B. Anderson, as of December 31, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on January 7, 2008).

10.14 Consulting Agreement of Larry B. Anderson, as of December 31, 2007(incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on January 7, 2008).

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


                                        INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 14, 2008                By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)