Form 10-K
period 2008-03-31
Integrated Healthcare Holdings Inc
filed 2008-07-14
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended March 31, 2008; or

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,596,300 as of September 28, 2007 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 137,095,716 shares outstanding of the registrant's common stock as of June 16, 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.

                                    FORM 10-K

                 ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2008

                                TABLE OF CONTENTS

PART I.........................................................................3

   ITEM 1. BUSINESS............................................................3

   ITEM 1A. RISK FACTORS......................................................19

   ITEM 2. PROPERTIES.........................................................25

   ITEM 3. LEGAL PROCEEDINGS..................................................26

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................27

PART II.......................................................................28

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....28

   ITEM 6. SELECTED FINANCIAL DATA............................................30

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................31

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........49

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................50

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ........................................50

   ITEM 9A. CONTROLS AND PROCEDURES...........................................50

   ITEM 9B. OTHER INFORMATION.................................................51

PART III......................................................................52

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............52

   ITEM 11. EXECUTIVE COMPENSATION............................................56

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS ................................61

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE....................................................63

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................65

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES........................66

SIGNATURES....................................................................69

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

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

         On December 21, 2006 the Company changed its fiscal year end from December 31 to March 31. Unless specifically indicated otherwise, any reference to "2008" and "2007" or "fiscal 2008" and "fiscal 2007" relate to March 31, 2008 and 2007 and the years then ended, respectively, and any reference to "2005" or "fiscal 2005" relates to December 31, 2005 or the year ended December 31, 2005. The transition period, January 1 to March 31, 2006, is referred to as the "transition period".

ITEM 1. BUSINESS

BACKGROUND

         Integrated Healthcare Holdings, Inc. is a predominantly physician owned company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California (referred to as the "Hospitals"):

       o 282-bed Western Medical Center in Santa Ana
       o 188-bed Western Medical Center in Anaheim
       o 178-bed Coastal Communities Hospital in Santa Ana
       o 114-bed Chapman Medical Center in Orange

         Together we believe that the Hospitals represent approximately 12.2% of all hospital available beds in Orange County, California (based on the most recent data on the Office of Statewide Health Planning and Development for California web site as of June 15, 2008)

         Prior to March 8, 2005, we were primarily a development stage company with no material operations. On November 18, 2003, members of our current and former executive management purchased a controlling interest in the Company and redirected its focus towards acquiring and operating hospitals and healthcare facilities that are financially distressed and/or underperforming. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and the transaction closed on March 8, 2005.

         The transaction included operations of four licensed general acute care hospitals with a total of 762 beds. All four hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations and other appropriate accreditation agencies that accredit specific programs. All properties are in Orange County California, and operate as described below.

         WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 North Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, kidney transplantation, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally the hospital offers telemetry, neurosurgical definitive observation, geriatric, psychiatric, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 175 active physicians and 535 employee nurses, and hospital staff.

         WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Boulevard, Anaheim, CA 92805, offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, and Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 75 active physicians and 295 employee nurses, and hospital staff.

         COASTAL COMMUNITIES HOSPITAL - SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 South Bristol Street, Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse healthcare needs. While services continue to expand, the 178-bed facility is small enough to retain the family atmosphere associated with a community hospital. The hospital offers critical care, medical, surgical obstetric, psychiatric and sub acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 55 active physicians and 260 employee nurses, and hospital staff.

         CHAPMAN MEDICAL CENTER - ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Avenue, Orange, CA 92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weight loss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 45 active physicians and 115 employee nurses, and hospital staff.

         On March 8, 2005, the Company assumed management responsibility and control over the Hospitals. All primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals.

EMPLOYEES AND MEDICAL STAFF

         At March 31, 2008, the Company had approximately 3,075 employees. Of these employees, approximately 620 are represented by two labor unions, the California Nurses Association and SIEU-United Healthcare Workers, who are covered by collective bargaining agreements. We believe that our relations with our employees are good. The Company also had approximately 170 individuals from contracting agencies at March 31, 2008, consisting primarily of nursing staff.

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

         We strive to successfully attract and retain key employees, physicians and healthcare professionals. Our operations, financial position and cash flows could be materially adversely affected by the loss of key employees or sufficient numbers of qualified physicians and other healthcare professionals. The relations we have with our employees, physicians, and other healthcare professionals are key to our success and they are a priority in our management philosophy.

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

COMPETITION

         Hospital competition is a community issue and unique to each facility. The first factor is the services the hospital offers and the other hospitals in the area offering the same or similar service. The hospital is dependent on the physicians to admit the patients to the hospital. The number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on the hospital competition. The ability of the hospital to employ and retain qualified nurses, other healthcare professionals, and administrative staff will affect the hospitals' competitiveness in the market place. A hospital's reputation and years of service to the community affects its competitiveness with patients, physicians, employees, and contracting health plans. Southern California is a highly competitive managed healthcare market therefore the contracting relationships with managed care organizations is a key factor in a hospital's competitiveness. The hospital's location, the community immediately surrounding it and the access to the hospital will affect the hospital's competitiveness. Other hospitals or healthcare organizations serving the same locations determine the intensity of the competition. The condition of the physical plant and the ability to invest in new equipment and technology can affect the communities and physicians desire to use the facility. The amount the hospital charges for services is also a factor in the hospital's competitiveness. The funding sources of the competition can also be a factor if a competitor is tax exempt; it has advantages not available to our Hospitals, such as endowments, chartable contributions, tax-exempt financing, and exemptions from taxes. Since these factors are individual to each hospital, each hospital must develop its own strategies, to address the competitive factors in its local.

OUR STRATEGY

         Our goal is to provide high quality healthcare services in a community setting that are responsive to the needs of the communities that we serve. To accomplish our mission in the complex and competitive healthcare industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices,
(2) improve operating efficiencies and reduce operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, and (4) improve recruitment and retention of nurses and other employees. We continue to integrate and efficiently operate the four Hospitals in order to achieve profitability from operations. We may also seek additional acquisitions of hospitals or health facilities in the future when opportunities for profitable growth arise.

HEALTHCARE REGULATION

         CERTAIN BACKGROUND INFORMATION. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government healthcare programs, hospital cost containment initiatives by public and private payers, proposals to limit payments and healthcare spending, and industry wide competitive factors greatly impact the healthcare industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services. The laws, rules and regulations governing the healthcare industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

MEDICARE

         GENERALLY. Each of the Hospitals participates in the Medicare program. Healthcare providers have been and will continue to be affected significantly by changes that have occurred in the last several years in federal healthcare laws and regulations pertaining to Medicare. The purpose of much of the recent statutory and regulatory activity has been to reduce the rate of increase in Medicare payments and to make such payments more accurately reflect patient resource use at hospitals. In addition, important amendments to the Medicare law were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") and the Deficit Reduction Act of 2005 ("DRA"). Although the most significant provisions of MMA relate to an expansion of Medicare's coverage for pharmaceuticals and changes intended to expand managed care under the Medicare program, MMA also made many changes in the laws that are relevant to how Medicare makes payments to hospitals, some of which could have an adverse impact on the Hospitals' Medicare reimbursement. One focus of the DRA, which may affect the Hospitals, is the requirement for hospitals to increase quality of care reporting and an increased penalty for hospitals that fail to properly submit quality data.

         INPATIENT OPERATING COSTS. Medicare pays acute care hospitals, such as the Hospitals, for most services provided to inpatients under a system known as the Prospective Payment System ("PPS") pursuant to which hospitals are paid for services based on predetermined rates. Medicare payments under PPS are based on the Diagnosis Related Group ("DRG") to which each Medicare patient is assigned. The DRG is determined by the patient's primary diagnosis and other factors for each particular Medicare inpatient stay. The amount to be paid for each DRG is established prospectively by the Centers for Medicare and Medicaid Services ("CMS"). The DRG amounts are not related to a hospital's actual costs or variations in service or length of stay. Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources. Payment limitations implemented by other third party payers may restrict the ability of a hospital to engage in such "cost-shifting." In October 2006, CMS implemented significant changes to the Medicare program's inpatient acute care PPS that (1) altered the way that DRG weights are calculated, abandoning the charge-based weight system in favor of a cost-based weight system and (2) expanded the number of DRGs so that the severity of a given illness is taken into account for purposes of payment. Such systemic changes took affect for discharges occurring on and after October 1, 2006 and are being phased in over a three year period through federal fiscal year ("FFY") 2008 which began on October 1, 2007.

         CMS determined that hospitals would respond to the new MS DRG system with improvements in documentation and coding procedures that would result in a 4.8% national increase in payments (the impact on individual hospitals could not be determined as it would vary based on the services provided by the hospital). To offset this, the FFY 2008 final rule included reductions in payments of 1.2% for FFY 2008, 1.8% for FFY 2009, and 1.8% for FFY 2010. CMS has proposed an adjustment to the reduction for FFY 2009 from 1.8% to 0.9% in their proposed FFY 2009 PPS rules, published April 30, 2008 in the Federal Register. At this time, it is not known if the proposed reduction will be adopted, or if adopted, what the affect will be on the Hospitals.

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

         PPS payments are adjusted annually using an inflation index, based on the change in a "market basket" of hospital costs of providing healthcare services. There can be no assurance that future updates in PPS payments will keep pace with inflation or with the increases in the cost of providing hospital services. It is also possible that the prospective payment for capital costs at a Hospital will not be sufficient to cover the actual capital-related costs of the Hospital allocable to Medicare patients' stays.

         OUTPATIENT SERVICES. All services paid under the outpatient PPS are classified into groups called Ambulatory Payment Classifications ("APC"). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS will make additional payment adjustments under outpatient PPS, including "outlier" payments for services where the hospital's cost exceeds 2.5 times the APC rate for that service. In addition, certain other changes have reduced coinsurance payments below what they would have originally been under outpatient PPS.

         MEDICARE BAD DEBT. Medicare beneficiaries have a coinsurance payment and annual deductible for most inpatient and outpatient hospital services. Hospitals must first seek payment of any such coinsurance and deductible amounts from the Medicare beneficiary. If, after reasonable collection efforts, a hospital is unable to collect these coinsurance and deductible amounts, Medicare currently reimburses hospitals 70 percent of the uncollected coinsurance and deductible amount (known as "Medicare bad debt"). The President's fiscal year 2009 proposed budget would phase out the reimbursement of most Medicare bad debt. It is not possible to determine at this time whether such changes will be adopted by Congress as proposed.

         MEDICARE CONDITIONS OF PARTICIPATION. Hospitals must comply with provisions called "Conditions of Participation" in order to be eligible for Medicare reimbursement. CMS is responsible for ensuring that hospitals meet these regulatory Conditions of Participation. Under the Medicare rules, hospitals accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") are deemed to meet the Conditions of Participation. The Hospitals are each currently accredited by JCAHO and are therefore deemed to meet the Conditions of Participation.

         MEDICARE AUDITS. Medicare participating hospitals are subject to audits and retroactive audit adjustments with respect to reimbursement claimed under the Medicare program. Medicare regulations also provide for withholding Medicare payments in certain circumstances. Any such withholding with respect to the Hospitals could have a material adverse effect on the Company. In addition, contracts between hospitals and third party payers often have contractual audit, setoff and withhold language that may cause substantial, retroactive adjustments. Medicare requires certain financial information be reported on a periodic basis, and with respect to certain types of classifications of information, penalties are imposed for inaccurate reports. As these requirements are numerous, technical and complex, there can be no assurance that the Company will avoid incurring such penalties. Such penalties could materially and adversely affect the Company.

         MEDICARE MANAGED CARE. The Medicare program allows various managed care plans, now known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program. Under the Medicare Advantage program, these private companies agree to accept a fixed, per-beneficiary payment from the Medicare program to cover all care that the beneficiary may require. Generally, in order to engage in risk contracting, a Medicare Advantage Plan must be licensed at the state level. In recent years, many private companies have discontinued their Medicare Advantage Plans. The result has been that the beneficiaries who were covered by the now-discontinued Medicare plan have been shifted back into the Medicare fee-for-service program or into a Medicare cost plan. Also, the decrease in the number of Medicare beneficiaries enrolled in the Medicare Advantage program has not gone unnoticed by Congress and CMS. Congress has recently increased payments to such plans and made other changes to Medicare managed care to encourage beneficiary enrollment in managed care plans. Future legislation or regulations may be created that attempt to increase participation in the Medicare Advantage program. The effect of these recent changes and any future legislation/regulation is unknown but could materially and adversely affect the Company.

MEDI-CAL (CALIFORNIA'S MEDICAID PROGRAM)

         FEE-FOR-SERVICE PROGRAM. The Medi-Cal program is a joint federal/state program that provides healthcare services to certain persons who are financially needy. Each of the Hospitals participates in the Medi-Cal program. The Medi-Cal program includes both a fee-for-service component and a managed care component. Inpatient hospital services under the fee-for-service component are reimbursed primarily under the Selective Provider Contracting Program ("SPCP"), which are negotiated by the California Medical Assistance Commission ("CMAC"). The SPCP and CMAC system for payments to hospitals are designed to pay hospitals below their costs of services to Medi-Cal beneficiaries. The Company is located in an area which is currently a "closed area" under the SPCP. In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital and additional care rendered to emergency patients who cannot be so stabilized for transfer or where no contracting hospital accepts the patient). Contracting hospitals are generally paid for these services on the basis of all inclusive per diem rates they negotiate under their SPCP/CMAC contracts. Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP/CMAC contracts in order to be paid for their outpatient services. Each Hospital currently has an SPCP/CMAC contract in which it is contractually bound to continue until November 26, 2009, and there can be no assurance that the Hospital will maintain SPCP status thereafter or that the current Medi-Cal payment arrangements will continue. There can be no assurance that the SPCP/CMAC contract rates paid to the Hospitals will cover each Hospital's cost of providing care. The Medi-Cal payment rates for outpatient services cover only a small portion of a Hospital's cost of providing care.

         MEDI-CAL MANAGED CARE. In addition to the fee-for-service component of Medi-Cal, Orange County, California (where the Hospitals are located) participates in the Medi-Cal managed care program. Many Medi-Cal beneficiaries in Orange County are covered under Medi-Cal managed care, and not under fee-for-service Medi-Cal. Medi-Cal managed care in Orange County is provided through a County Organized Health System known as CalOptima. An Orange County hospital that wants to participate in Medi-Cal managed care on a capitated basis must contract with CalOptima, and is typically paid a capitated amount each month to provide, or arrange for the provision of, specified services to CalOptima members assigned to the hospital. The capitated hospital is financially responsible for a predetermined list of services, whether those services are provided at the capitated hospital or another service provider, provided during the term of the contract, including allowable claims received after contract termination. Western Medical Center - Santa Ana had a capitated contract with CalOptima which terminated as of June 2006. Coastal Communities Hospital had a capitated contract with CalOptima which terminated in April 2007. There can be no assurance that the capitated payments received by Western Medical Center - Santa Ana and Coastal Communities Hospital were adequate to reimburse its costs of providing care under its CalOptima contract, or that the capitated payments that have been received will be adequate to cover its costs of providing care under its capitated contract. Mid-year 2006, CalOptima began entering into contracts with hospitals on a fee-for-services basis for managed care Medi-Cal enrollees managed directly by CalOptima and CalOptima's capitated hospitals. The rates in these contracts are based on the greater of an Orange County average SPCP/CMAC rate or the individual hospital's SPCP/CMAC rate. Chapman Medical Center, Coastal Communities Hospital, Western Medical Center - Anaheim and Western Medical Center - Santa Ana entered into these CalOptima fee for service contracts effective June 2006. A hospital which does not have a contract with CalOptima may provide covered services. However, there are ongoing disputes between CalOptima and hospitals in Orange County concerning the amount CalOptima is obligated to pay for emergency services furnished by non-contracting hospitals. An amendment to the federal Medicaid Act which became effective January 1, 2007, appears to set reimbursement from Medi-Cal managed care plans, like CalOptima, to hospital providers of emergency services that do not have contracts with those plans at an average SPCP/CMAC contracted rate for general acute care hospitals or the average contract rate for tertiary hospitals. The State of California has not established a definition differentiating general acute care hospitals from tertiary hospitals or the mechanism for determining the rates specified in the amendment. It is unclear how this amendment will ultimately be interpreted and applied. There can be no assurance that the amount paid to any of the Hospitals for services covered under CalOptima which are covered or not covered under a contract between CalOptima and the Hospital will be adequate to reimburse a Hospital's costs of providing care.

         MEDI-CAL DSH PAYMENTS. Some of the Hospitals receive substantial additional Medi-Cal reimbursement as a disproportionate share ("DSH") hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund. Hospitals qualify for this additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients. Payments to a hospital from the State's DSH Replacement Fund are determined on a formula basis set forth in California law and the Medi-Cal State Plan. Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with CMAC. The Medi-Cal funding for DSH hospitals, however, is dependent on state general fund appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs. There also can be no assurance that the Hospitals which qualify for DSH will be able to negotiate SPCP contract amendments for Private Hospital Supplemental Fund Payments, although state law currently provides that a qualifying hospital may not receive less from the Private Hospital Supplemental Fund than it received from predecessor funds in the State's 2002-03 fiscal year. The state programs under which special payments are made to DSH hospitals are set to expire as of June 30, 2010. There can be no assurance the programs will be extended or replaced by similar programs. In addition, the federal government has recently proposed regulations which could have a significant negative affect on DSH reimbursement to California hospitals, including the Hospitals, if they become effective. Such changes could materially and adversely affect the Company.

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

         PROVIDER NETWORKS. Under California law, employers may establish medical provider networks for Workers' Compensation patients and may restrict their employees' access to medical services to providers that are participants in those networks. Employers are free to choose which providers will and will not participate in their networks, and employers pay participating providers on the basis of negotiated rates that may be lower than those that would otherwise be provided for by the Workers' Compensation fee schedules. Employers may also choose to contract with licensed Health Maintenance Organizations ("HMO") and restrict access by their employees to participating providers of these HMOs. The Hospitals are participating providers in several Workers' Compensation networks, and to the extent that the Hospitals are required to negotiate and accept lower reimbursement rates to participate in these networks, there may be an adverse financial impact on the Company. Also, network providers are required to provide treatment in accordance with utilization controls to be established by the Department of Workers' Compensation. Therefore, as network participants, such utilization controls may limit the services for which the Hospital is reimbursed, which would have an adverse financial impact on the Company.

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

COMMERCIAL INSURANCE

         Many private insurance companies contract with hospitals on a "preferred" provider basis, and many insurers have introduced plans known as preferred provider organizations ("PPO"). Under preferred provider plans, patients who use the services of contracted providers are subject to more favorable copayments and deductibles than apply when they use non-contracted providers. In addition, under most HMOs, private payers limit coverage to those services provided by selected hospitals. With this contracting authority, private payers direct patients away from nonselected hospitals by denying coverage for services provided by them. The Hospitals currently have several managed care contracts. If the Company's managed care contract rates are unfavorable or are reduced in the future, this may negatively impact the Company's profitability.

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

ANTI-KICKBACK, FRAUD AND SELF-REFERRAL REGULATIONS

         FEDERAL ANTI-KICKBACK LAW. The Social Security Act's illegal remuneration provisions (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for
(a) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal healthcare program, which includes Medicare, Medicaid and TRICARE (formerly CHAMPUS, which provides benefits to dependents of members of the uniformed services) and any state healthcare program, or (b) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under the above payment programs. The Anti-kickback Statute contains both criminal and civil sanctions, which are enforced by the Office of Inspector General ("OIG") of Department of Health & Human Services ("DHHS") and the United States Department of Justice. The criminal sanctions for a conviction under the Anti-kickback Statute are imprisonment for not more than five years, a fine of not more than $50,000 for each offense, or both, with higher penalties potentially being imposed under the federal Sentencing Guidelines. In addition to the imposition of criminal sanctions, the Secretary of DHHS may exclude any person or entity that commits an act described in the Anti-kickback Statute from participation in the Medicare program and direct states to also exclude that person from participation in state healthcare programs. The Secretary of DHHS can exercise this authority based on an administrative determination, without obtaining a criminal conviction. The burden of proof for the exclusion would be one that is customarily applicable to administrative proceedings, which is a lower standard than that required for a criminal conviction. In addition, violators of the Anti-kickback Statute may be subjected to civil money penalties of $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose.

         There is ever-increasing scrutiny by federal and state law enforcement authorities, OIG, DHHS, the courts, and Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. The law enforcement authorities, the courts, and Congress have also demonstrated a willingness to look behind the formalities of an entity's structure to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have been increased and, generally, the courts have broadly interpreted the scope of the Anti-kickback Statute and have held, for example, that the Anti-kickback Statute may be violated if merely one purpose of a payment arrangement is to induce referrals. In addition, the OIG has long been on record that it believes that physician investments in healthcare companies can violate the Anti-kickback Statute and the OIG has demonstrated an aggressive attitude toward enforcement of the Anti-kickback Statute in the context of ownership relationships.

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

         The OIG is authorized to issue advisory opinions which interpret the Anti- kickback Statute and has issued several advisory opinions addressing investments by physicians in healthcare businesses. Based upon those opinions, it appears unlikely that the OIG would be willing to issue an advisory opinion protecting physician investments in the Company, and no such opinion has been requested by the Company. The Company nevertheless believes, based upon a federal court decision involving physician investments in clinical laboratories, that investments in it by physicians are not automatically prohibited by the Anti- kickback Statute, depending upon the circumstances surrounding such investment. The Company has reviewed the terms of the purchase of ownership interests in the Company by Orange County Physician Investment Network, LLC ("OC-PIN") (which is owned by physicians that refer patients to the Hospitals) and has determined that the purchase should not violate the Anti-kickback Statute.

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

         CALIFORNIA ANTI-KICKBACK PROHIBITIONS. California law prohibits remuneration of any kind in exchange for the referral of patients regardless of the nature of the payer of such services, and is therefore broader in this regard than is the federal statute. Nevertheless, this statute specifically provides that a medically necessary referral is not illegal solely because the physician that is making the referral has an ownership interest in the healthcare facility to which the referral is made if the physician's return on investment is based upon the amount of the physician's capital investment or proportional ownership and such ownership is not based upon the number or value of patients referred. Further, opinions of the California Attorney General indicate that distributions paid to physicians who invest in entities that conduct health related businesses generally do not violate California's anti-kickback law when the entity conducts a bona fide business, services performed are medically needed, and profit distributions are based upon each investor's proportional ownership interest, rather than the relative volume of each investor's utilization of the entity's business. California has a separate anti-kickback statute which applies only under the Medi-Cal program and which largely parallels the prohibitions of the federal Anti-kickback Statute. The Company believes that analysis under this Medi-Cal anti-kickback statue will be the same as under the federal Anti-kickback Statute discussed above.

         FALSE AND OTHER IMPROPER CLAIMS. The federal government is authorized to impose criminal, civil, and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs. In addition to other federal criminal and civil laws which punish healthcare fraud, the federal government, over the past several years, has accused an increasing number of healthcare providers of violating the federal Civil False Claims Act. The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the federal government; (2) knowingly uses a false record or statement to obtain payment; or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. False claims allegations could arise, for example, with respect to the Hospital's billings to the Medicare program for its services or the submission by the Hospital of Medicare cost reports. Specific intent to defraud the federal government is not required to act with knowledge. Instead, the False Claims Act defines "knowingly" to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because the Hospitals perform hundreds of procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

         Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although the Company intends that the operations of the Hospitals will materially comply with both federal and state laws related to the submission of claims, there can be no assurance that a determination that we have violated these claims-related laws will not be made, and any such determination would have a material adverse effect on the Company.

         In addition to the False Claims Act, federal civil monetary penalties provisions authorize the imposition of substantial civil money penalties against an entity which engages in activities including, but not limited to, (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal healthcare program likely to influence the selection of a particular provider, practitioner or supplier for the ordering or receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal healthcare program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal healthcare program beneficiary; or (6) using a payment intended for a federal healthcare program beneficiary for another use. The

Secretary of DHHS, acting through the OIG, also has both mandatory and permissive authority to exclude individuals and entities from participation in federal healthcare programs pursuant to this statute. Also, it is a criminal federal healthcare fraud offense to: (1) knowingly and willfully execute or attempt to execute any scheme to defraud any healthcare benefit program, including any private or governmental program; or (2) to obtain, by means of false or fraudulent pretenses, any property owned or controlled by any healthcare benefit program. Penalties for a violation of this federal law include fines and/or imprisonment, and a forfeiture of any property derived from proceeds traceable to the offense. In addition, if an individual is convicted of a criminal offense related to participation in the Medicare program or any state healthcare program, or is convicted of a felony relating to healthcare fraud, the Secretary of DHHS is required to bar the individual from participation in federal healthcare programs and to notify the appropriate state agencies to bar the individuals from participation in state healthcare programs.

         While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its criminal, civil, and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark Law or the Anti-kickback Statute can result in liability under the federal False Claims Act. Noncompliance with other regulatory requirements can also lead to liability under the False Claims Act if it can be established that compliance with those requirements is necessary in order for a hospital to be paid for its services.

         Claims filed with private insurers can also lead to criminal and civil penalties under federal law, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes and of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") provisions which have made the defrauding of any healthcare insurer, whether public or private, a crime. The Hospitals are also subject to various state insurance statutes and regulations that prohibit the Hospitals from submitting inaccurate, incorrect or misleading claims. The Company intends that the Hospitals will comply with all state insurance laws and regulations regarding the submission of claims. IHHI cannot assure, however, that each Hospital's insurance claims will never be challenged or that the Hospitals will in all instances comply with all laws regulating its claims. If a Hospital were found to be in violation of a state insurance law or regulation, the Hospital could be subject to fines and criminal penalties, which would have an adverse effect on IHHI's business and operating results.

         FEDERAL PHYSICIAN SELF-REFERRAL LAW. Provisions of the Social Security Act commonly referred to as the Stark Law prohibit referrals by a physician of Medicare patients to providers for a broad range of health services if the physician (or his or her immediate family member) has an ownership or other financial arrangement with the provider, unless an exception applies. The "designated health services" to which the Stark Law applies include all inpatient and outpatient services provided by hospitals. Hospitals cannot bill for services they provide as a result of referrals that are made in violation of the Stark Law. In addition, a violation of the Stark Law may result in a denial of payment, require refunds to patients and to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for certain "circumvention schemes" and exclusion from participation in Medicare, Medicaid, and other federal programs. Violations of the Stark Law may also be actionable as violations of the federal False Claims Act.

         Notwithstanding the breadth of the Stark Law's general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician's ownership is in the hospital itself, and not merely in a subdivision of the hospital. The Hospitals intend to rely upon this exception to protect the ownership interests that physicians hold in them. Although the Company does not believe that any of its Hospital's will be considered to be "specialty hospitals", changes in this area of the law that would affect the classification of the Hospitals as "specialty hospitals" may affect the Company's operations. Furthermore, in the fiscal year 2009 Inpatient Prospective Payment System proposed rule issued on April 14, 2008, CMS proposed to require hospitals to disclose to patients whether they are owned in part or in whole by physicians, and if so, to make available the names of the physician owners. In addition, CMS proposed that as a condition of continued medical staff membership, physicians would be required to inform patients of their ownership interests in a hospital at the time they refer patients to that hospital. However, because similar disclosure requirements are already imposed by California law (see "Disclosure of Financial Interests" section below), it is unlikely that CMS' implementation of such requirement would have a material affect on the Company's operations. Also, CMS will require hospitals to disclose information concerning physician investment and compensation arrangements, and by July 2007, approximately 500 hospitals will be required to complete a Financial Relationship Disclosure Report ("Report") and submit the information to CMS for review. CMS has indicated that it may implement a regular mandatory disclosure process that will apply to all Medicare participating hospitals. The Company is unaware of whether any of its Hospitals will be required to submit such Reports, however, the Company does not anticipate that any such reporting requirements will materially affect the Company's operations.

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

         CALIFORNIA PHYSICIAN SELF-REFERRAL LAW RESTRICTIONS. Restrictions on financial relationships between physicians and businesses to which they refer patients for specified types of services, including some services which will be provided by the Hospitals, also exist under California law. As is the case under federal law, the California self-referral restrictions can be triggered by financial relationships other than ownership. However, these laws contain a broad exemption permitting referrals to be made to a hospital so long as the referring physician is not compensated by the hospital for the referral and any equipment lease between the hospital and the physician satisfies certain requirements.

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

LICENSING

         Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional, and private licensing, certification, and accreditation requirements. These include requirements relating to Medicare participation and payment, state licensing agencies, private payers and the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

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

         In addition, California's general self-referral laws require that any physician who refers a person to, or seeks consultation from an organization in which the physician has a financial interest, must disclose the financial interest to the patient, or the parent or legal guardian of the patient, in writing, at the time of the referral or request for consultation. This requirement applies regardless of whether the financial interest is otherwise protected by one of the exemptions under the self-referral law. There is no minimum threshold of ownership required in order for this disclosure requirement to be triggered, and this disclosure requirement cannot be satisfied by the posting of a sign. A violation of this disclosure requirement may be subject to civil penalties of up to $5,000 for each offense. Physician investors in the Company will be individually responsible for complying with these disclosure requirements with respect to their referrals to the Hospital. The obligation of physicians with financial interests in the Company to make such disclosures or the effect of such disclosures on patients may have an adverse impact on the Company.

HIPAA

         HIPAA mandated the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Under HIPAA, healthcare providers and other "covered entities" such as health insurance companies and other third-party payers, must adopt uniform standards for the electronic transmission of billing statements and insurance claims forms. These standards require the use of standard data formats and code sets when electronically transmitting information in connection with health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status. If we or our payers are unable to exchange information in connection with the specified transactions because of an inability to comply fully with the regulations, we are required to exchange the information using paper. If we are forced to submit paper claims to payers, it will significantly increase our costs associated with billing and could delay payment of claims.

         On January 23, 2004, DHHS published a final rule that adopted the National Provider Identifier ("NPI") as the standard unique health identifier for healthcare providers. When the NPI is implemented, healthcare providers, including our Hospitals, must use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers, and Blue Cross-Blue Shield numbers, will not be permitted. Healthcare providers will no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. The NPI is a 10-digit all numeric number that will be assigned to eligible healthcare providers, including our hospitals, by the National Provider System ("NPS"), an independent government contractor. Our hospitals have obtained and are using NPIs in connection with the standard electronic transactions.

         DHHS also has promulgated security standards and privacy standards which are aimed, in part, at protecting the confidentiality, availability and integrity of health information by health plans, healthcare clearinghouses and healthcare providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. The privacy standards require compliance with rules governing the use and disclosure of patient health and billing information. They create new rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to which we disclose such information to perform functions on our behalf. These provisions required us to implement expensive computer systems, employee training programs and business procedures to protect the privacy and security of each patient health information and enable electronic billing and claims submissions consistent with HIPAA.

         The security standards require us to maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.

         HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply. Violations of the privacy or security standards could result in civil penalties of up to $25,000 per violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, the Hospitals are also subject to state privacy laws, which in some cases are more restrictive than HIPAA and impose additional penalties.

         Compliance with the HIPAA privacy, security and electronic transmission regulations will require significant changes in information and claims processing practices utilized by healthcare providers, including the Company. Estimates vary widely on the economic cost of implementing these provisions of HIPAA. DHHS estimates the total nationwide cost of compliance with the privacy rule alone at approximately five billion dollars; the Blue Cross and Blue Shield Association estimated that the nationwide cost of compliance may exceed forty billion dollars. As such, the future financial effect of these regulations on the Company is uncertain at this time.

CORPORATE PRACTICE OF MEDICINE

         California has laws that prohibit non-professional corporations and other entities from employing or otherwise controlling physicians or that prohibits certain direct and indirect payment arrangements between healthcare providers. Although we intend to exercise care in structuring our arrangements with healthcare providers to comply with relevant California law, and we believe that such arrangements will comply with applicable laws in all material respects, we cannot give you any assurance that governmental officials charged with responsibility for enforcing these laws will not assert that the Company, or certain transactions that we are involved in, are in violation of such laws, or that the courts will ultimately interpret such laws in a manner consistent with our interpretations.

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

ENVIRONMENTAL REGULATIONS

         Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state, and local environmental laws, rules, and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules, and regulations. Remediation costs relating to toxic substances, if encountered during construction, could be material to the Company.

CORPORATE HISTORY

         The Company was originally incorporated under the laws of the State of Utah on July 31, 1984 under the name "Aquachlor Marketing Inc." On December 23, 1988, the Company reincorporated in the State of Nevada. From 1989 until 2003, the Company was a development stage company with no material assets, revenues or business operations. On November 18, 2003, a group of investors purchased a controlling interest in the Company (then known as First Deltavision) with the objective of transforming the Company into a leading provider of high quality, cost-effective health care through the acquisition and management of financially distressed and/or underperforming hospitals and other healthcare facilities. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from Tenet and the transaction closed on March 8, 2005

         In the first quarter of 2004, the Company changed its fiscal year end from June 30 to December 31, and changed the Company's name to "Integrated Healthcare Holdings, Inc." On December 21, 2006, the Company changed its fiscal year end from December 31 to March 31. Our principal executive offices are located at 1301 North Tustin Avenue, Santa Ana, California 92705, and our telephone number is (714) 953-3503.

ITEM 1A. RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report. Our business is subject to a number of risks and uncertainties - many of which are beyond our control - that may cause our actual operating results or financial performance to be materially different from our expectations. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K including our consolidated financial statements and related notes. In such case, the trading price of our common stock could decline, and shareholders could lose all or part of their investment.

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

WE ARE CURRENTLY INVOLVED IN LITIGATION WITH VARIOUS CURRENT AND FORMER MEMBERS OF OUR BOARD OF DIRECTORS AND A SIGNIFICANT SHAREHOLDER.

         On May 14, 2007, IHHI filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against IHHI's largest shareholder, OC-PIN. Among other things, the suit alleges that the defendants breached fiduciary duties owed to IHHI by putting their own economic interests above those of IHHI, its other shareholders, creditors, employees and the public-at-large. The suit also alleges that the defendants' attempt to change IHHI's management and control of the existing Board could trigger an "Event of Default" under the express terms of IHHI's existing credit agreements with its secured lender.

         On May 17, 2007, OC-PIN filed a separate suit against IHHI in Orange County Superior Court. Both actions have been consolidated so they can be heard before one judge. This litigation is ongoing, and is discussed in further detail below under "Item 3. Legal Proceedings."

         The circumstances underlying this litigation have been a significant distraction to Company management and the Board of Directors, and may have prevented the Company from pursuing a successful restructuring of its business and other profitable business opportunities. A trial date has been set for January 26, 2009, and the parties are currently moving forward with discovery.

         On June 19, 2008 the Company received a demand from OC-PIN requesting that it provide notice of a special shareholders meeting by no later than June 26, 2008, with the meeting to occur on a date during the week of July 21-25, 2008. OC PIN stated that the business to be conducted at the special shareholders meeting is to (1) repeal the amendment to the Company's bylaws on June 3, 2008 establishing a procedure for nominating candidates for election as director, (2) remove the entire Board of Directors of the Company, and (3) nominate and elect a new slate of individuals to the Board of Directors. On June 24, 2008, OC-PIN's counsel sent the Company an additional letter demanding that the Company immediately close its stock transfer books or immediately set the Record Date for the requested special shareholders meeting, and waive the record search required under Rule 14a-13(a)(3) of the Securities and Exchange Commission.

         On June 26, 2008, the Company sent OC-PIN a letter indicating that the Company could not comply with this demand because, among other reasons, OC-PIN has not furnished the consent of the Company's principal lender, which consent is required under the Company's Credit Agreements, aggregating up to $140.7 million, prior to taking any of the actions proposed to be taken by OC-PIN at the special shareholders meeting. In the absence of the lender's consent, the actions proposed by OC-PIN would entitle the lender to certain remedies which would have a material adverse effect on the Company and its shareholders. Further, OC-PIN had not followed the procedures contained in the Company's bylaws for nominating and electing directors of the Company, making the demand defective under the bylaws. Regarding the setting of a record date, the Company is obligated under Rule 14a-13(a)(3) to provide at least 20 business days prior notice to all banks, brokers and other "street name" holders of its stock in advance of the record date for any shareholder meeting at which the Company intends to solicit proxies or consents, and the Company would be in violation of this requirement if it acceded to the demand of OC-PIN's counsel to waive this requirement. The Company believes its positions are justified, and intends to vigorously oppose any attempt by OC-PIN to force the Company to take actions that would put it in default with its lender or cause it to violate the federal securities laws.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on the Company's results of operations or financial condition.

WE HAVE INCURRED A SIGNIFICANT LOSS IN OPERATIONS TO DATE. IF OUR
SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE FURTHER AND WE MAY LACK THE ABILITY TO CONTINUE AS A GOING CONCERN.

         As of March 31, 2008, we had an accumulated deficit of $104,553,000. We incurred a net loss of $ 39,163,000 for the year ended March 31, 2008. A component of this loss relating to warrants, totaling $25,677,000, was reclassified in accordance with generally accepted accounting principles from a liability to equity, so its impact on our stockholders' deficiency was zero. This loss, among other things, has had a material adverse effect on our stockholders' equity and working capital. We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, and new issues of equity. However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2008 of $27.4 million based on eligible receivables, as defined. If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further, and we will lack the ability to continue as a going concern.

WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE
OBLIGATIONS.

         The debt service requirements on our $96 million in debt amount (as of March 31, 2008) to approximately $0.9 million per month. Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following: (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures;
(iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

THE SUCCESS OF THE COMPANY WILL DEPEND ON PAYMENTS FROM THIRD PARTY
PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS. IF THESE PAYMENTS ARE REDUCED OR DELAYED, OUR REVENUE WILL DECREASE.

         We are largely dependent upon private and governmental third party sources of payment for the services provided to patients in the Hospitals. The amount of payment a hospital receives for the various services it renders will be affected by market and cost factors, perhaps adversely, as well as other factors over which we have no control, including political concerns over the cost of medical care, Medicare and Medicaid regulations, and the cost containment and utilization decisions of third party payers. Any meaningful reduction in the amounts paid by these third party payers for services rendered at the Hospitals will have a material adverse effect on our revenues and cash flows.

IF WE ARE UNABLE TO ENTER INTO MANAGED CARE PROVIDER ARRANGEMENTS ON
ACCEPTABLE TERMS, OR IF WE HAVE DIFFICULTY COLLECTING FROM MANAGED CARE PAYERS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

         It would harm our business if we were unable to enter into managed care provider arrangements on acceptable terms. Any material reductions in the payments that we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows.

CHANGES IN THE MEDICARE AND MEDICAID PROGRAMS OR OTHER GOVERNMENT
HEALTH CARE PROGRAMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

OUR BUSINESS CONTINUES TO BE ADVERSELY AFFECTED BY A HIGH VOLUME OF UNINSURED AND UNDERINSURED PATIENTS.

         Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. We continue to experience a high level of uncollectible accounts, and, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

COST CONTAINMENT, PAY FOR PERFORMANCE, AND OTHER PROGRAMS IMPOSED BY THIRD-PARTY PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS, MAY DECREASE THE COMPANY'S REVENUE.

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

PROVIDING QUALITY MEDICAL SERVICES FROM TALENTED PHYSICIANS IS CRITICAL TO OUR BUSINESS.

         Our business depends, in large part, upon the efforts and success of the physicians who will perform services at the Hospitals and the strength of our relationships with these physicians. Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at the Hospitals, or any damage to the reputation of a key physician or group of physicians, could damage the Company's and the Hospitals' reputations in the medical marketplace and may subject us to liability and significantly reduce our revenue and increase our costs.

         Like many hospitals, we face a growing shortage of primary care and specialty physicians. Should this shortage continue or worsen, the utilization of our hospitals may be adversely impacted. This could have a negative impact on our revenues and profitability.

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

         In response to the shortage of qualified nurses, health care providers have increased-and could continue to increase-wages and benefits to recruit or retain nurses; many providers have had to hire expensive contract nurses. The shortage could also limit the operations of healthcare providers by limiting the number of patient beds available. The Company has likewise increased and is likely to have to continue to increase-wages and benefits to recruit and retain nurses. The Company may also need to engage expensive contract nurses until permanent staff nurses can be hired to replace any departing nurses.

UNION CONTRACTS HAVE BEEN RENEWED BUT THERE CAN BE NO ASSURANCE THAT THE CONTRACTS WILL BE RENEWED IN THE FUTURE.

         Approximately 20% of the Company's employees are represented by labor unions as of March 31, 2008. On December 31, 2006, the Company's collective bargaining agreements with the California Nurses Association ("CNA") covering certain of our nursing staff and with the Service Employee International Union ("SEIU") expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability. We do not anticipate the new agreements will have a material adverse effect on our results of operations.

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

         The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

            o  Hospital billing practices and prices for services;
            o  Relationships with physicians and other referral sources;
            o Adequacy of medical care and quality of medical equipment and services;
            o  Ownership of facilities;
            o  Qualifications of medical and support personnel;
            o Confidentiality, maintenance and security issues associated with health-related information and patient records;
            o The screening, stabilization and transfer of patients who have emergency medical conditions;
            o  Licensure and accreditation of our facilities;
            o  Operating policies and procedures; and
            o  Construction or expansion of facilities and services.

         Among these laws are the False Claims Act, HIPAA, the federal anti-kickback statute and the Stark Law. These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into communities served by our hospitals. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. While the failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, the arrangement may be subject to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute.

         These laws and regulations are extremely complex and, in some cases, we do not have the benefit of definitive interpretations by either regulators or courts. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A finding that we have violated one or more of these laws or regulations, or even public announcement that we are being investigated for possible violations could have a material adverse effect on our business and our business reputation could suffer significantly. Additionally, we cannot predict with any certainty whether new legislation or regulation, at either the state or federal level, will be implemented and whether those developments will impact our operations or finances.

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

         The Company's largest shareholder, OC-PIN, is owned and controlled by physicians who also refer to and practice at the Hospitals. OC-PIN may receive dividends as a shareholder. In addition, one of the members of OC-PIN serves as Chairman of the Board of Directors of the Company. As a director, he receives payment from the Company for his service as Chairman. In addition, the Hospitals have various relationships with physicians who are not owners of the Company, as well as with OC-PIN physicians, including medical directorships, sharing in risk pools and service arrangements.

         The Company entered into a sale leaseback transaction for substantially all of the real estate with Pacific Coast Holdings Investment, LLC ("PCHI") whereby the Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are co-managed by physician investors.

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

LICENSING, SURVEYS, INVESTIGATIONS AND AUDITS

         Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. These include requirements relating to Medicare and Medi-Cal participation and payment, state licensing agencies, private payers and the Joint Commission. Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

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

         The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. Three of the four Hospitals have requested HAZUS review and one of them has already received a favorable notice pertaining to structural reclassification.

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

         Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract more patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in patient volume levels.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

         In March 2005, the Company completed the acquisition of the Hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to PCHI, a company owned indirectly by two of the Company's largest shareholders. The Company entered into a Triple Net Lease dated March 7, 2005 (amended and restated as of October 1, 2007) under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2008, the Company's principal facilities are listed in the following table:

                                          APPROXIMATE
                                           AGGREGATE
                                            SQUARE            LEASE             INITIAL LEASE
             PROPERTY                       FOOTAGE           RATE               EXPIRATION
             --------                       -------           ----               ----------
Western Medical Center-Santa Ana             360,000        See note 1.       February 28, 2030
1001 North Tustin Avenue
Santa Ana, CA 92705

Administrative Building                       40,000        See note 1.       February 28, 2030
1301 N. Tustin Avenue
Santa Ana, CA

Western Medical Center-Anaheim               132,000        See note 1.       February 28, 2030
1025 South Anaheim Boulevard
Anaheim, CA 92805

Coastal Communities Hospital                 115,000        See note 1.       February 28, 2030
2701 South Bristol Street
Santa Ana, CA 92704

Chapman Medical Center                       140,000        See note 2.       December 31, 2023
2601 East Chapman Avenue
Orange, CA 92869

         1. Effective October 1, 2007, the Company entered into an amended and restated lease with PCHI. The amended lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The amended lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California that are unencumbered by any claims by or tenancy of the Company. Lease payments to PCHI are eliminated in consolidation.

         2. Leased from an unrelated party. Monthly lease payments are approximately $112,000.

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

         The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. Three of the four Hospitals have requested HAZUS review and one of them has already received a favorable notice pertaining to structural reclassification.

         There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on our cash flow.

         The Company believes that its current leased space is adequate for its current purposes and for the next fiscal year.

ITEM 3. LEGAL PROCEEDINGS

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

         Approximately 20% of the Company's employees are represented by labor unions as of September 30, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

         Both unions filed grievances under the prior collective bargaining agreements, in connection with allegations the agreements obligated the Company to contribute to Retiree Medical Benefit Accounts. The Company does not agree with this interpretation of the agreements but has agreed to submit the matters to arbitration. Under the new agreements negotiated this year, the Company has agreed to meet with each Union to discuss how to create a vehicle which would have the purpose of providing a retiree medical benefit, not to exceed one percent (1%) of certain employee's payroll. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility, change in medical benefits at two facilities, and several wrongful terminations. Those grievances are still pending as of this date, but the Company does not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. The consolidation suits between the Company, on the one hand, and three members of its former Board are still pending. On April 16, 2008, the Company filed an amended complaint, alleging that the defendant directors' failure to timely approve a refinancing package offered by the Company's largest lender caused the Company to default on its then-existing loans. Also on April 16, 2008, these directors filed cross-complaints against the Company for alleged failures to honor its indemnity obligations to them in this litigation. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. A trial date has been set for January 26, 2009, and the parties are currently moving forward with discovery. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations.

         On June 19, 2008 the Company received a demand from OC-PIN requesting that it provide notice of a special shareholders meeting by no later than June 26, 2008, with the meeting to occur on a date during the week of July 21-25, 2008. OC PIN stated that the business to be conducted at the special shareholders meeting is to (1) repeal the amendment to the Company's bylaws on June 3, 2008 establishing a procedure for nominating candidates for election as director, (2) remove the entire Board of Directors of the Company, and (3) nominate and elect a new slate of individuals to the Board of Directors. On June 24, 2008, OC-PIN's counsel sent the Company an additional letter demanding that the Company immediately close its stock transfer books or immediately set the Record Date for the requested special shareholders meeting, and waive the record search required under Rule 14a-13(a)(3) of the Securities and Exchange Commission.

         On June 26, 2008, the Company sent OC-PIN a letter indicating that the Company could not comply with this demand because, among other reasons, OC-PIN has not furnished the consent of the Company's principal lender, which consent is required under the Company's Credit Agreements, aggregating up to $140.7 million, prior to taking any of the actions proposed to be taken by OC-PIN at the special shareholders meeting. In the absence of the lender's consent, the actions proposed by OC-PIN would entitle the lender to certain remedies which would have a material adverse effect on the Company and its shareholders. Further, OC-PIN had not followed the procedures contained in the Company's bylaws for nominating and electing directors of the Company, making the demand defective under the bylaws. Regarding the setting of a record date, the Company is obligated under Rule 14a-13(a)(3) to provide at least 20 business days prior notice to all banks, brokers and other "street name" holders of its stock in advance of the record date for any shareholder meeting at which the Company intends to solicit proxies or consents, and the Company would be in violation of this requirement if it acceded to the demand of OC-PIN's counsel to waive this requirement. The Company believes its positions are justified, and intends to vigorously oppose any attempt by OC-PIN to force the Company to take actions that would put it in default with its lender or cause it to violate the federal securities laws.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Companys stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on the Company's results of operations or financial condition.

         We and our subsidiaries are involved in various other legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2007 annual meeting of stockholders was held on September 5, 2007. Of the 137,095,716 shares eligible to vote, 128,537,092 appeared in person or by proxy and established a quorum for the meeting. The matters listed in the table below were approved by the requisite votes.

      ELECTION OF
       DIRECTORS          VOTES FOR   VOTES WITHHELD   NOT VOTED
       ---------          ---------   --------------   ---------

Maurice J. DeWald        69,436,662         2,000     59,098,430
Hon. C. Robert Jameson   69,437,662         1,000     59,098,430
Ajay Meka, M.D.          69,436,662         2,000     59,098,430
Michael Metzler          69,437,662         1,000     59,098,430
Bruce Mogel              69,436,662         2,000     59,098,430
J. Fernando Niebla       69,436,662         2,000     59,098,430
William E. Thomas        69,437,662         1,000     59,098,430


  RATIFICATION OF THE
    APPOINTMENT OF
  BDO SEIDMAN, LLP AS
INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
  FOR THE YEAR ENDING
    MARCH 31, 2008        VOTES FOR   VOTES AGAINST   VOTES WITHHELD   NOT VOTED
                          ---------   -------------   --------------   ---------
                        123,265,903       3,089          5,268,100         0



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


         The Company's common stock is listed for trading on the OTC Bulletin Board under the symbol "IHCH.OB." The trading market for the Company's common stock has been extremely thin. In view of the extreme thinness of the trading market, the prices reflected on the chart below as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the Company's common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

         The following table sets forth the quarterly high and low bid price for the Company's common stock for each quarter for the period from April 1, 2006 through March 31, 2008, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

--------------------- ------------------- -------------------
      PERIOD                 HIGH                LOW
      ------                 ----                ---
--------------------- ------------------- -------------------
Apr 2006 - Jun 2006                $0.40               $0.15
--------------------- ------------------- -------------------
Jul 2006 - Sep 2006                $0.25               $0.08
--------------------- ------------------- -------------------
Oct 2006 - Dec 2006                $0.50               $0.10
--------------------- ------------------- -------------------
Jan 2007 - Mar 2007                $0.40               $0.20
--------------------- ------------------- -------------------
Apr 2007 - Jun 2007                $0.32               $0.12
--------------------- ------------------- -------------------
Jul 2007 - Sep 2007                $0.23               $0.12
--------------------- ------------------- -------------------
Oct 2007 - Dec 2007                $0.33               $0.14
--------------------- ------------------- -------------------
Jan 2008 - Mar 2008                $0.25               $0.10
--------------------- ------------------- -------------------

         As of the date of this report, there were approximately 223 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

         The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2008.

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
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                   7,445,000                 $  0.24                  5,925,957
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                   -                        -                         -
security holders
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Total                               7,445,000                 $  0.24                  5,925,957
------------------------------------------------------------------------------------------------------------

STOCK PERFORMANCE TABLE

         The following table shows the cumulative, five year, split adjusted total return for our Common Stock (including trading in our Common Stock under our current name and under our previous name, First Deltavision, Inc.), compared to two major indices. The Standard & Poor's 500 Stock Index includes 500 companies representing all major industries. The Dow Jones US Healthcare Providers measures owners and operators of providers of health care. Performance data assumes that $100.00 was invested on March 31, 2003 in our Common Stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the table is not necessarily indicative of future stock price performance.


S&P500                        Close               Index
------                        -----               -----

        31-Mar-03            848.18               100.00
        31-Mar-04          1,126.21               132.78
        31-Mar-05          1,180.59               139.19
        31-Mar-06          1,302.89               153.61
        31-Mar-07          1,422.53               167.72
        31-Mar-08          1,322.70               155.95


IHHI Stock Price
----------------

        31-Mar-03            $ 0.40               100.00
        31-Mar-04            $ 0.72               180.00
        31-Mar-05            $ 1.07               267.50
        31-Mar-06            $ 0.30                75.00
        31-Mar-07            $ 0.32                80.00
        31-Mar-08            $ 0.12                30.00


Dow Jones US Healthcare Providers
---------------------------------

        31-Mar-03            239.91               100.00
        31-Mar-04            328.35               136.86
        31-Mar-05            445.67               185.77
        31-Mar-06            528.08               220.12
        31-Mar-07            553.04               230.52
        31-Mar-08            446.71               186.20

ITEM 6. SELECTED FINANCIAL DATA

         The following selected condensed consolidated financial information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included elsewhere in this Form 10-K. We had no material business operations prior to the fiscal year ended December 31, 2005.

                                                    AS OF OR FOR THE PERIOD ENDED
                                                ($ in 000's except per share amounts)

                                       Year ended         Year ended         Year ended           Year ended          Year ended
                                       ----------         ----------         ----------           ----------          ----------
                                     March 31, 2008     March 31, 2007    December 31, 2005    December 31, 2004   December 31, 2003
                                     --------------     --------------    -----------------    -----------------   -----------------
SELECTED BALANCE SHEET DATA:

Net working capital                  $     (12,719)     $      (90,307)    $        8,063       $      (12,132)      $        149
Property and equipment                      56,917              58,172             59,431                   57                 47
Other assets                                   759                   -              1,141               11,187                156
Long term debt                              85,700                   -             70,331                    -                  -
Warrant liability - non current                  -                   -             21,065                    -                  -
Capital lease obligations                    6,375               5,834              4,961                    -                  -
Minority interest                            1,150               1,716              3,342                    -                  -
Stockholders' equity (deficiency)          (48,268)            (39,685)           (31,064)                (888)               353

SELECTED INCOME STATEMENT DATA:

Net operating revenue                $     368,229      $      350,672     $      283,698       $            -       $          -
Salaries and benefits                     (209,680)           (194,865)          (153,574)                   -                  -
Supplies                                   (50,126)            (49,577)           (39,250)                   -                  -
Provision for doubtful accounts            (30,958)            (35,169)           (37,349)                   -                  -
Other operating expenses                   (69,027)            (66,652)           (58,716)              (1,840)               (28)
Warrant expense                            (11,404)               (693)           (17,604)                   -                  -
Depreciation and amortization               (3,134)             (2,495)            (2,178)                   -                  -
Interest expense                           (13,209)            (12,092)            (9,925)                   -                  -
Provision for income taxes                     (28)                 (5)                (5)                   -                  -
Net loss before minority interest          (37,689)            (21,131)           (46,833)              (1,840)               (28)

Net loss attributable to common
     stock                           $     (39,163)     $      (20,538)    $      (45,175)      $       (1,840)      $        (28)

PER SHARE DATA:

Net loss:
     Basic and fully diluted         $       (0.30)     $        (0.23)    $        (0.50)      $        (0.09)      $      (0.01)

     Weighted average number of
        common shares outstanding:         131,869              90,291             90,330               19,987              3,471

         Long term debt as of March 31, 2008 resulted from the Company's refinancing effective October 9, 2007. Effective December 31, 2007, all warrant liability was reclassified to equity. Long term debt and warrant liability - non current as of March 31, 2007 were $0 because all notes and warrants were due in less than one year.

         On March 8, 2005 the Company completed the acquisition and commenced operation of the Hospitals. Prior to that time the Company reported activity as a development stage enterprise. The operating results data presented above are not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: changes in Medicare regulations; Medicaid funding levels set by the State of California and the County of Orange; levels of malpractice expense and settlement trends; availability of trained healthcare personnel and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related healthcare facilities include, but are not limited to: (1) unemployment levels; (2) the business environment of local communities; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) local healthcare competitors; (8) managed care contract negotiations or terminations; and (9) factors relating to the timing of elective procedures.

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

         Unless otherwise indicated, all amounts included in this Item 7 are expressed in thousands (except per share amounts).

OVERVIEW

         On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California Hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, the Company transferred all of the fee interests in the acquired real estate (the "Hospital Properties") to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned indirectly by two of the Company's largest shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $39.2 million and reported net cash used in operating activities of $11.3 million during the year ended March 31, 2008 and the Company had a working capital deficit of $12.7 million at March 31, 2008. A component of this loss, totaling $25.7 million relating to warrants, was reclassified from liability to equity, thus having no impact on our stockholders' deficiency. The Company refinanced its outstanding debt in October 2007, see "REFINANCING."

         Notwithstanding the refinancing, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. There is no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

         Management has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care and other patient revenues improved $17.6 million during the year ended March 31, 2008 compared to fiscal 2007.

         Net collectible revenues (net operating revenues less provision for doubtful accounts) for the year ended March 31, 2008 and 2007 were $337.1 million and $315.5 million, respectively. During the year ended March 31, 2008 and 2007, the Company received $4.8 million and $3.5 million lump sum awards from the State Medi-Cal unit, respectively. Adjusting for this, revenues grew by 4.7%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments for Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues increased
         $14.2 million for the year ended March 31, 2008 compared to the same period in fiscal year 2007.

         Inpatient admissions increased by 0.7% to 28,004 for the year ended March 31, 2008 compared to 27,806 for the year ended March 31, 2007.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrants for the year ended March 31, 2008 were $366.8 million, or 2.1%, higher than for the same period in fiscal year 2007. The most significant improvement was the $4.1 million reduction in the Provision for Doubtful Accounts due to improved collection experience. The Company also replaced the Accounts Purchase Agreement with a revolving credit agreement (see "REFINANCING"). As a result, the Loss on Sale of Accounts Receivable decreased by $6.3 million. This was partially offset by increased labor costs of $14.8 million (resulting from wage increases, union settlements and severance agreement).

         Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         The terms of the new financing are expected to reduce the Company's cost of capital by $4.5 million in the first year of the new financing. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2008 of $27.4 million based on eligible receivables, as defined.

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

o A $50.0 million revolving credit agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance the Company's accounts receivable and is available for working capital needs.

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

         The refinancing did not meet the requirements for a troubled debt restructuring in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Under SFAS 15, a debtor must be granted a concession by the creditor for a refinancing to be considered a troubled debt restructuring. Although the New Credit Facilities have lower interest rates than the previous credit facilities, the fair value of the New Warrants (see "NEW WARRANTS") resulted in the effective borrowing rate of the New Credit Facilities to significantly exceed the effective rate of the previous credit facilities.

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

         The New Credit Facilities (excluding the $50.0 million Revolving Credit Agreement, which did not modify or exchange any prior debt) meet the criteria of EITF 06-6 for debt extinguishment accounting since the $10.7 million Convertible Term Note includes a substantive conversion option compared to the previous financing facilities. As a result, pursuant to EITF 96-19, related loan origination fees were expensed in the year ended March 31, 2008, and legal fees and other expenses are being amortized over three years.

         Based on eligible receivables, as defined, the Company had approximately $27.4 million of additional availability under its Revolving Line of Credit at March 31, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants, as amended, including debt service coverage ratio, minimum cash collections, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the minimum fixed charge coverage ratio, as defined, was reduced from 1.0 to 0.4. The Company was in compliance with all covenants, as amended, at March 31, 2008.

         Concurrently with the execution of the New Credit Facilities, the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant").

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

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (see "REFINANCING"), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the College Avenue Property that is unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation.

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

         ACCOUNTS PURCHASE AGREEMENT - In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender. The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, the APA was terminated and the Company repurchased the remaining outstanding accounts that been sold, totaling $6.8 million in addition to the release of security reserve funds and deferred purchase price receivables (See "REFINANCING").

         From inception of the APA through October 9, 2007 (date of termination) the Buyer advanced $639.6 million to the Company through the APA. In addition, the Company received $56.9 million in reserve releases from inception through October 9, 2007. Payments posted on sold receivables from inception approximated $671.3 million. Advances net of payment and adjustment activity, cumulatively through October 9, 2007 (date of termination) and March 31, 2007 were $(5.4) million and $7.0 million, respectively. Transaction Fees incurred for the same periods (from inception) were $11.7 and $9.3 million, respectively.

         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (see "REFINANCING"), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the effective date of the New Credit Facilities (the "Effective Date"). Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants. In accordance with SFAS No. 133 and EITF 00-19, the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability in the Company's consolidated statements of operations.

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

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43.0 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with SFAS No. 133 and EITF 00-19, the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability in the Company's consolidated statements of operations.

         During February 2007, Dr. Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28.7 million net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to paid in capital and to common stock totaling $9.2 million. These shares were issued to Dr. Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (20.8 million shares) which could be issued, if the December Note warrant was to become issuable, which occurred on June 13, 2007 upon receipt of a notice of default from the Lender.

         On July 2, 2007, the Company accepted, due to the default and subsequent vesting of the December Note Warrant, an additional exercise under the anti dilution provisions the Restructuring Warrant Agreement by Dr. Chaudhuri and Mr. Thomas. The exercise resulted in additional shares issuable of
20.8 million shares for consideration of $576 in cash. The effect of this exercise resulted in additional warrant expense for the year ended March 31, 2007 of $693, which was accrued based on the transaction as of March 31, 2007. The related warrant liability of $4.2 million (as of March 31, 2007) was reclassified to additional paid in capital when the 20.8 million shares were issued to Dr. Chaudhuri and Mr. Thomas in July 2007.

         Upon the Company's refinancing (see "REFINANCING") and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants.

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 250 million to 400 million. This gave the Company sufficient authorized shares to establish that the outstanding warrants, options, and conversion rights were within its control. Accordingly, effective December 31, 2007, the Company revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of derivative of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

         The Company recorded common stock warrant expense of $11.4 million, $693, and $17.6 million during the years ended March 31, 2008 and 2007, and December 31, 2005, respectively. There was no common stock warrant expense recorded during the three months ended March 31, 2006. The Company recorded a change in the fair value of warrant liability of $14.3 million, $(133.0), $3.5 million, and $(8.2) million for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively.

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

         TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS -


===========================================================================================
                                                  Payments due by period
===========================================================================================
                                          Less than                              More than
Contractual obligations         Total      1 year      1-3 years    3-5 years     5 years
===========================================================================================
Debt obligations              $  95,579   $   9,879   $  85,700     $     -      $     -
===========================================================================================
Capital lease obligations        13,776       1,240       2,459        2,078        7,999
===========================================================================================
Operating lease obligations      23,593       1,549       2,552        2,529       16,963
===========================================================================================
Purchase obligations             13,404       3,663       6,677        3,064           -
===========================================================================================

===========================================================================================
     Total                    $ 146,352   $  16,331   $  97,388     $  7,671    $  24,962
===========================================================================================

         The above table excludes future payments based on existing arrangements totaling approximately $156 million between the Company and PCHI, its variable interest entity. These payments are eliminated in consolidation.

         CASH FLOW - Net cash provided by (used in) operating activities for the years ended March 31, 2008 and 2007 and December 31, 2005 was $(11.3) million, $2.5 million, and $(15.2) million, respectively, including net losses, adjusted for depreciation and other non-cash items (excludes provision for doubtful accounts and minority interest) of $10.0 million, $16.6 million, and $21.1 million, respectively. The Company used $1.3 million and produced $19.1 million and $5.9 million in working capital for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. Net cash used in working capital activities primarily reflects increases in accounts receivable (including security reserve fund and deferred purchase price receivable) including the cost of repurchasing accounts receivable partially offset by the increases in accounts payable and accrued liabilities . Cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $4.7 million, $11.1 million, and $54.1 million for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. Cash used in accounts receivable, including security reserve fund and deferred purchase price receivable (net of provision for doubtful accounts), was $6.9 million, $0.9 million, and $39.5 million for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. The $6.9 million used for the year ended March 31, 2008 primarily reflects the return of the Advance Rate Amount, net, and payment of transaction fees in connection with the repurchase of accounts receivable and termination of the APA.

         Net cash provided by (used in) investing activities during the years ended March 31, 2008 and 2007 and December 31, 2005 was $4.0 million, $(0.6) million, and $(63.7) million, respectively. In the years ended March 31, 2008 and 2007, the Company invested $0.9 million and $0.6 million in cash, respectively, in new equipment. In the year ended December 31, 2005, the Company used $63.2 million to complete the acquisition of four hospitals. During the year ended March 31, 2008, $4.9 million in restricted cash was released to the Company.

         Net cash provided by financing activities for the years ended March 31, 2008 and 2007 and December 31, 2005 was $2.5 million, $1.0 million, and $92.8 million, respectively. The increase in net cash provided by financing activities for the years ended March 31, 2008 and 2007 and December 31, 2005 was primarily represented by $5.7 million, $2.0 million, and $77.8 million, respectively, in proceeds from credit facilities.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007

         The following table sets forth, for the years ended March 31, 2008 and 2007, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                       Years ended March 31,
                                                    ----------------------------
                                                       2008            2007
                                                    ------------    ------------

Net operating revenues                                     100%            100%
Operating expenses                                         100%            102%

                                                    ------------    ------------
Operating income (loss)                                      0%             (2%)
                                                    ------------    ------------

Other expense:
     Interest expense, net                                  (4%)            (4%)
     Common stock warrant expense                           (3%)             0%
     Change in fair value of warrant liability              (4%)             0%

                                                    ------------    ------------
Other expense, net                                         (11%)            (4%)
                                                    ------------    ------------

Loss before provision for income
     taxes and minority interest                           (11%)            (6%)
Provision for income taxes                                  (0%)             0%
Minority interest in variable interest entity               (0%)             0%

                                                    ------------    ------------
Net loss                                                   (11%)            (6%)
                                                    ============    ============

         NET OPERATING REVENUES - Net operating revenues for the year ended March 31, 2008 increased 5.0% compared to the same period in fiscal year 2007 from $350.7 million to $368.2 million. During the years ended March 31, 2008 and 2007, the Company was granted $4.8 million and $3.5 million, respectively, for indigent care. Admissions for the year ended March 31, 2008 increased 0.7% compared to the same period in fiscal year 2007. Revenue per admission improved by 4.3% during the year ended March 31, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2008 and 2007 were $7.4 million and $8.1 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 67% and 65% of the net operating revenues for the years ended March 31, 2008 and 2007, respectively.

         Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectable Revenues were $337.3 million (net revenues of $368.2 million less $30.9 million in provision for doubtful accounts) and $315.5 million (net revenues of $350.7 million less $35.2 million in provision for doubtful accounts) for the years ended March 31, 2008 and 2007, respectively, an increase of $21.8 million, or 6.1% per admission. In addition to the payment rate increases to revenue referred to above, this was the result of 6.3% improvement in collection.

         OPERATING EXPENSES - Operating expenses for the year ended March 31, 2008 increased to $367.0 million from $359.1 million, an increase of $7.9 million or 2.2% compared to the same period in fiscal year 2007. The increase in operating expenses was primarily the result of the increase in admissions of 0.7%. Operating expenses expressed as a percentage of net operating revenues for the years ended March 31, 2008 and 2007 were 99.7% and 102.3%, respectively. This improvement is substantially a result of the improvement in revenues. On a per admission basis operating expenses increased only 1.6%.

         Salaries and benefits increased $14.8 million (7.6%) for the year ended March 31, 2008 compared to the same period in fiscal year 2007, primarily due to wage increases, bonuses and union settlements of $0.7 million and severance agreement of $0.5 million during the year ended March 31, 2008. Other operating expenses relative to net operating revenues for the year ended March 31, 2008 were substantially unchanged compared to the same period in fiscal year 2007.

         The provision for doubtful accounts for the year ended March 31, 2008 decreased to $30.9 million from $35.2 million, or 12.2%, compared to the same period in fiscal year 2007. The decrease in the provision for doubtful accounts for the year ended March 31, 2008 is primarily due to improvements in recoveries of bad debt and a reduction in unfunded patients compared to the same period in fiscal year 2007.

         The loss on sale of accounts receivable for the years ended March 31, 2008 and 2007 was $4.1 million and $10.4 million, respectively. The decrease is primarily due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME (LOSS) - Operating income for the year ended March 31, 2008 was $1.2 million compared to a loss of $8.5 million for the year ended March 31, 2007. The increase in income in fiscal year 2008 is primarily due to the increase in revenues, decrease in the provision for doubtful accounts, termination of the APA, and repurchase of previously sold receivables in connection with the refinancing.

         OTHER INCOME (EXPENSE) - For the year ended March 31, 2008 there was a $14.4 million increase in the change in fair value of warrant liability compared to the comparable period in fiscal year 2007. For the year ended March 31, 2008 there was a $10.7 million increase in common stock warrant expense compared to the comparable period in fiscal year 2007.

         Interest expense for the year ended March 31, 2008 was $1.1 million more than the same period in fiscal year 2007 due to $1.6 million in loan origination fee expense and amortization of loan fees which was partially offset by a reduction in interest rates under the new financing arrangements.

         NET LOSS - Net loss for the year ended March 31, 2008 was $39.2 million compared to a net loss of $20.5 million for the same period in fiscal year 2007.

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

         The following table sets forth, for the years ended March 31, 2007 and December 31, 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The year ended December 31, 2005 reflects only the 299 days of operations from the Acquisition date.

                                                            Years ended
                                                    ----------------------------
                                                      March 31,     December 31,
                                                        2007            2005
                                                    ------------    ------------

Net operating revenues                                     100%            100%
Operating expenses                                         102%            106%

                                                    ------------    ------------
Operating loss                                              (2%)            (6%)
                                                    ------------    ------------

Other expense:
     Interest expense, net                                  (4%)            (4%)
     Common stock warrant expense                            0%             (6%)
     Change in fair value of warrant liability               0%             (1%)

                                                    ------------    ------------
Other expense, net                                          (4%)           (11%)
                                                    ------------    ------------

Loss before provision for income
     taxes and minority interest                            (6%)           (17%)
Provision for income taxes                                   0%              0%
Minority interest in variable interest entity                0%              1%

                                                    ------------    ------------
Net loss                                                    (6%)           (16%)
                                                    ============    ============

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

         OPERATING EXPENSES - Operating expenses less provision for doubtful accounts as a percentage of net operating revenues less provision for doubtful accounts decreased by approximately 3.7% during fiscal 2007 compared to fiscal 2005. The reduction is primarily due to cost reductions and improved efficiencies.

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

         Remaining operating expenses as a percentage of net operating revenues less provision for doubtful accounts decreased by approximately 2.9% during fiscal 2007 compared to fiscal 2005. The decrease is primarily due to reductions in contract service expenses, including reductions caused by bringing certain services in house, to other operating cost reductions and to improved efficiencies realized during fiscal 2007.

         OPERATING LOSS - Loss from operations as a percentage of net revenues less provision for doubtful accounts decreased by approximately 3.7% during fiscal 2007 compared to fiscal 2005. The decrease is due to increases in negotiated contract rates and bad debt recoveries in addition to increased cost efficiencies realized during fiscal 2007.

         OTHER INCOME (EXPENSE) - Other income (expense), net changed primarily as a result of the changes in common stock warrant expense. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, warrants were initially valued and expensed during fiscal 2005, resulting in a valuation and expense of approximately $21.1 million at December 31, 2005 and for the year then ended, respectively. During and subsequent to fiscal 2007, as described more fully in Note 11 and Note 18 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, certain exercises of warrants occurred. The warrant transactions resulted in the Company recognizing a gain of approximately $133 related to the change in fair value of derivative and additional warrant expense of approximately $693 for the year ended March 31, 2007.

         Net interest expense increased to approximately $12.1 million in fiscal 2007 from approximately $9.9 million in fiscal 2005. Net interest expense amounted to approximately 4% of net operating revenues less provision for doubtful accounts during fiscal 2007 and fiscal 2005.

         NET LOSS - Net loss for the year ended March 31, 2007 was $20.5 million compared to a net loss of $45.2 million for the year ended December 31, 2005. The decrease in net loss in fiscal 2007 was primarily due to a decrease in warrant expense of approximately $16.9 million and a decrease in operating losses of approximately $7.4 million offset by an increase in interest expense of approximately $2.2 million.

THREE MONTHS ENDED MARCH 31, 2006 [AUDITED] COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 [UNAUDITED]

         The following table sets forth, for the three months ended March 31, 2006 and 2005, our consolidated statements of operations expressed as a percentage of net operating revenues. The three months ended March 31, 2005 reflects only the 24 days of operations from the Acquisition date.

                                                   Three months ended March 31,
                                                --------------------------------
                                                    2006             2005
                                                ---------------    -------------

Net operating revenues                                    100%             100%
Operating expenses                                        103%             105%

                                                ---------------    -------------
Operating loss                                             (3%)             (5%)
                                                ---------------    -------------

Other income (expense):
     Interest expense, net                                 (4%)             (3%)
     Common stock warrant expense                           0%             (79%)
     Change in fair value of warrant liability              9%               0%

                                                ---------------    -------------
Other income (expense), net                                 5%             (82%)
                                                ---------------    -------------

Income (loss) before provision for income
     taxes and minority interest                            2%             (87%)
Provision for income taxes                                  0%              (4%)
Minority interest in variable interest entity               0%               0%

                                                ---------------    -------------
Net income (loss)                                           2%             (91%)
                                                ===============    =============

         NET OPERATING REVENUES - Consolidated net operating revenues, on a calendar day basis (using 24 days for the three months ended March 31, 2005 - "Acquisition" days), increased 5.7% during the three months ended March 31, 2006 as a result of contract rate increases. Average daily census remained unchanged.

         OPERATING EXPENSES - Operating expenses decreased as a percent of revenues by 1.7% during the three months ended March 31, 2006 which equates to inflationary increases (net of efficiencies) of 4.8%.

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

         OPERATING LOSS - Loss from operations as a percent of revenue improved by 1.7% during the three months ended March 31, 2006 due to rate improvements in excess of cost increases.

         OTHER INCOME (EXPENSE), NET - Other income (expense), net, changed primarily as a result of the changes in fair value of warrants. The initial valuation of warrants issued in the first quarter of 2005 was $17.2 million. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, this was revalued to $17.6 million on December 12, 2005 and subsequently increased to $21.1 million as of December 31, 2005. As of March 31, 2006, the fair value of these warrants had decreased to $12.9 million, resulting in a gain of $8.2 million during the three months ended March 31, 2006.

         Interest costs of 3.7% of revenue during the three months ended March 31, 2006 and 3.1% of revenue during the three months ended March 31, 2005 were relatively consistent between the periods as a percentage of revenue.

         PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended March 31, 2006 was $5 compared to $0.9 million for the comparable period in 2005. The provision for income taxes during the three months ended March 31, 2005 was reversed in the subsequent quarter as a result of the impact of the implementation of the Accounts Purchase Agreement.

         NET INCOME (LOSS) - Net income for the three months ended March 31, 2006 was $2.4 million compared to a net loss of $19.9 million for the three months ended March 31, 2005. The decrease in the loss in 2006 was primarily due to the decrease in Common stock expense of $17.2 million and the increase in the fair value of derivative of $8.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a one to two year time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $12 and settlement receivables of $909 as of March 31, 2008 and 2007, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments

("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.485 to $22.185. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755 and $1,919 in Final Notice of Program Reimbursement settlements during the years ended March 31, 2008 and 2007, respectively. There were no adjustments for Final Notice of Program Reimbursement received during the year ended December 31, 2005 and the three months ended March 31, 2006. As of March 31, 2008 and 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $1,678 and $1,831, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $1,690 and $922 as of March 31, 2008 and 2007, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC"). The Hospitals received supplemental payments of $16,175, $24,526, and $11,022, and $575 during the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively. The related revenue recorded for the years ended March 31, 2008 and 2007 and December 31, 2005, and for the three months ended March 31, 2006 was $19,675, $17,897, $13,943, and $4,240, respectively. As of March 31, 2008 and 2007, estimated DSH receivables of $4,877 and $1,378 are included in due from governmental payers in the accompanying consolidated balance sheets.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $7.4 million, $8.1 million, $2.9 million, and $1.5 million for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2008 and 2007. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

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

         MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company was contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide healthcare services to indigent patients at a fixed amount per enrolled member per month. Through April 2007, the Company received payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

         In certain circumstances, members would receive healthcare services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other healthcare institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are determinable. Per guidance under SFAS No. 5, the Company accrues for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006 were $0.35 million, $1.3 million, $3.2 million, and $1.4 million, respectively. IBNR claims accruals at March 31, 2008 and 2007 were $1.5 and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2008 and 2007, the Company had accrued $9.9 million and $4.9 million, respectively, which is comprised of $3.0 million and $1.4 million, respectively, in incurred and reported claims, along with $6.9 million and $3.5 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2008 and 2007, the Company had accrued $710 and $1,000, respectively, comprised of $169 and $200, respectively, in incurred and reported claims, along with $541 and $800, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2008, the Company had accrued $1.7 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at March 31, 2008. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 6.35% per annum. The Company incurred finance charges relating to such policies of $123, $248, $89, and $1 during the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively.

         VARIABLE INTEREST ENTITY - Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note). The Company remains primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its consolidated financial statements at March 31.

RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). This Statement does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

         On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

         In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141R"). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The statement is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling(minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated results of operations or financial position.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

         May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

OFF BALANCE SHEET ARRANGEMENTS

         As of March 31, 2008 the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2008, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements are filed as a part of this report beginning on page F-1:

      ------ -------------------------------------------------------------------
      PAGE   DESCRIPTION
      ------ -------------------------------------------------------------------
      F-1    Report of Independent Registered Public Accounting Firm
      ------ -------------------------------------------------------------------
      F-2    Report of prior Independent Registered Public Accounting Firm
      ------ -------------------------------------------------------------------
      F-3    Consolidated Balance Sheets as of March 31, 2008 and 2007
      ------ -------------------------------------------------------------------
      F-4    Consolidated Statements of Operations for the years ended
               March 31, 2008 and 2007 and December 31, 2005 and the three months ended March 31, 2006
      ------ -------------------------------------------------------------------
      F-5    Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2008 and 2007 and December 31, 2005 and the three months ended March 31, 2006
      ------ -------------------------------------------------------------------
      F-6    Consolidated Statements of Cash Flows for the years ended
               March 31, 2008 and 2007 and December 31, 2005 and the three months ended March 31, 2006
      ------ -------------------------------------------------------------------
      F-7    Notes to Consolidated Financial Statements
      ------ -------------------------------------------------------------------
      F-41   Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2008 and 2007 and December 31, 2005 and the three months ended March 31, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A(T). CONTROLS AND PROCEDURES

         Management's Report on Internal Control Over Financial Reporting - Management of Integrated Healthcare Holdings, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

         Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements and safeguarding of the Company's assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.

         The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting, and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee. Corrective actions are taken to address control deficiencies and other opportunities for improving the internal control system as they are identified. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

         Management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

         The Company assessed its internal control system as of March 31, 2008 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of March 31, 2008, its system of internal control over financial reporting was effective.

         This annual report does not include an
attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

         On June 10, 2008, the Company and Medical Provider Financial Corporation I entered into Amendment No. 1 to $50 Million Revolving Credit Agreement. The Amendment is effective for the period from January 1, 2008 through June 30, 2009, and reduced the minimum fixed charge coverage ratio, as defined in the $50 Million Revolving Credit Agreement, from 1.0 to 0.4. A copy of the Amendment is filed as Exhibit 10.11.1 to this Report.

         On June 20, 2008, the Company and Medical Provider Financial Corporation III entered into Amendment No. 2 to $50 Million Revolving Credit Agreement. The Amendment replaced in its entirety the definition of Material Adverse Effect. A copy of the Amendment is filed as Exhibit 10.11.2 to this Report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following table contains certain information concerning our directors and executive officers as of March 31, 2008:

      ---------------------------- ------ --------------------------------------- ----------------------
      NAME                         AGE    POSITION WITH COMPANY                   DATE BECAME DIRECTOR
      ---------------------------- ------ --------------------------------------- ----------------------
      Ajay G. Meka, M.D.           57     Chairman of the Board                   September 28, 2006
      ---------------------------- ------ --------------------------------------- ----------------------
      Maurice J. DeWald            68     Director                                August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      Hon. C. Robert Jameson       68     Director                                July 11, 2007
      ---------------------------- ------ --------------------------------------- ----------------------
      Michael Metzler              62     Director                                September 5, 2007
      ---------------------------- ------ --------------------------------------- ----------------------
      Bruce Mogel                  50     Director, Chief Executive Officer &     November 18, 2003
                                             President
      ---------------------------- ------ --------------------------------------- ----------------------
      J. Fernando Niebla           68     Director                                August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      William E. Thomas            59     Director                                September 5, 2007
      ---------------------------- ------ --------------------------------------- ----------------------
      Steven R. Blake              55     Chief Financial Officer &
                                             Executive Vice President, Finance
      ---------------------------- ------ --------------------------------------- ----------------------
      Daniel J. Brothman           53     Chief Operating Officer
      ---------------------------- ------ --------------------------------------- ----------------------
      Jeremiah R. Kanaly           61     Chief Accounting Officer & Treasurer
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

         MAURICE J. DEWALD has served as a member of the Board of Directors of the Company since August 1, 2005 and sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is a director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc., NNN Healthcare/Office REIT, Inc., and FileScan, Inc., and is a former director of Tenet Healthcare Corporation and Quality Systems, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant.

         HON. C. ROBERT JAMESON has been a director of the Company since July 11, 2007. Judge Jameson is a retired Orange County Superior judge now affiliated with Judicate West, handling complex alternative dispute resolution matters. Before leaving the bench, he was Presiding Judge of the Orange County Superior Court Appellate Division. Judge Jameson obtained his B.A. degree in Political Science from the University of Southern California in 1963 and his Juris Doctor degree at the University of California, Hastings College of the Law in 1966. He served as a judge from 1984-2005 and also was President of the Banyard Inn of Court and an Adjunct Professor of Law at Whittier Law School during his tenure. Judge Jameson was awarded "Judge of the Year" nine times over the course of his career by organizations such as: the Orange County Bar Association Business Litigation section, Orange County Trial Lawyers, the American Board of Trial Advocates and the Consumer Attorneys of California.

         MICHAEL METZLER has served as President and Chief Executive Officer of the Santa Ana Chamber of Commerce since January 1983. Mr. Metzler directs and controls all activities of this multi-million dollar organization and its subsidiaries, including SACPAC, the chamber's political action committee, and the Greater Santa Ana Vitality Foundation, the chamber's charitable foundation. He has led numerous community initiatives and campaigns that have grown the local economy and advanced the prosperity of business, including a $145 million local school bond campaign in 1999, a $100+ million private development initiative in 2005, and a new career-oriented technical high school in 2006. He also founded the chamber's nationally award-winning 73,000-circulation newspaper, CityLine, in 1996, for which he serves as its publisher. Mr. Metzler has served on numerous community boards, city commissions and county, regional, state, and national task forces, and currently serves as Chairman of the Board of Trustees of Coastal Communities Hospital. Metzler also was a founder of the Santa Ana Business Bank and sits on its Board of Directors. Mr. Metzler is a graduate of California State University, Fullerton, and attended Loyola University School of Law and the Peter F. Drucker Graduate School of Management at Claremont University.

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

         WILLIAM E. THOMAS is the Executive Vice President and General Counsel of Strategic Global Management, Inc., a healthcare ventures firm in Riverside, California. Mr. Thomas has served in such capacity since October of 1998. Prior to that Mr. Thomas was a founding and managing partner of a law firm in Riverside, California specializing in business, real estate, and other transactional matters. Mr. Thomas graduated from the University of California at Santa Barbara with a Bachelor of Arts degree in History and Political Science. He holds a Juris Doctor degree from the University of California, Hastings College of the Law, and a Master of Laws degree from New York University. He is a member of the California Bar Association.

         STEVEN R. BLAKE has served as Chief Financial Officer of the Company since July 1, 2005 and Executive Vice President, Finance since March 21, 2008. He is a California licensed Certified Public Accountant. Mr. Blake came to the Company with over 20 years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet Healthcare Corporation ("Tenet"), a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake's strong hospital financial background combined with his knowledge of public company requirements made him a strong addition to the Company's corporate team.

         DANIEL J. BROTHMAN has served as Chief Operating Officer since May 6, 2008 and as Chief Executive Officer of Western Medical Center - Santa Ana since March 8, 2005. Mr. Brothman also served as Senior Vice President, Operations of the Company from March 8, 2005 to May 6, 2008. Mr. Brothman is an experienced single and multi-hospital operations executive. Since 1999, prior to the acquisition of the Hospitals by the Company he helped build the Western Medical Center in Santa Ana for Tenet. Mr. Brothman also ran Columbia Healthcare's Utah Division from 1996 to 1998. Mr. Brothman has in excess of 30 years experience in hospital administration. Mr. Brothman earned his Bachelor of Arts degree from Washington University at St. Louis and his Master's in Health Care Administration from the University of Colorado at Denver.

         JEREMIAH R. KANALY has served as Chief Accounting Officer and Treasurer of the Company since September 2007. Mr. Kanaly has over 30 years experience in financial management. Mr. Kanaly is a former partner with KPMG LLP and has served as Chief Financial Officer of several companies including ViewSonic Corporation and Saleen Inc., and as a consultant with Resources Global. Mr. Kanaly is a graduate of the Anderson School of Management at the University of California at Los Angeles and California State University at Northridge. He is a California licensed Certified Public Accountant.

         Directors DeWald, Metzler, and Niebla constitute the Audit Committee of the Board of Directors. The Company does not have a Nominating Committee as the entire Board of Directors performs the functions of this committee and this process has been adequate to handle the Board nomination process to date. Directors DeWald, Meka, Metzler, and Niebla each satisfy the definition of "independent director" established in the NASDAQ listing standards. The Board of Directors has determined that Director DeWald is an "audit committee financial expert" as defined in the SEC rules.

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

         Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2008, all such forms were filed in a timely fashion.

CODE OF ETHICS

         We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, principal financial officer, principal accounting officer, and controller) and our directors. Our Code of Business Conduct and Ethics can be obtained free of charge by sending a request to our Corporate Secretary at the following address: Integrated Healthcare Holdings, Inc., Attn: J. Scott Schoeffel, 1301 North Tustin Avenue, Santa Ana, California 92705.

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

AUDIT COMMITTEE

         The Audit Committee of the Board of Directors was formed in August 2005 and consists of three of our independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005, and Michael Metzler, who joined the Board of Directors in September 2007. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent auditors. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. Mr. DeWald and Mr. Niebla attended all 7 Audit Committee meetings held during fiscal 2008; Mr. Metzler attended all 3 meetings in fiscal 2008 that were held subsequent to his appointment to the Audit Committee. The Audit Committee Charter was filed previously as APPENDIX A to the Company's Proxy Statement dated November 14, 2006.

         Management is responsible for the Company's internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue a report on these consolidated financial statements. The Audit Committee's responsibility is to oversee these activities.

         In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with accounting principals generally accepted in the United States and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee also discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 114, "Communication with Audit Committees," as modified or supplemented, including the auditor's judgment about the quality, as well as the acceptability, of our accounting principles as applied in the financial reporting.

         Our independent registered public accounting firm also provided to the Audit Committee the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent registered public accounting firm that firm's independence as well as internal quality control procedures.

         Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008 for filing with the Securities and Exchange Commission. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla.

ITEM 11. EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Mr. J. Fernando Niebla, chair, and Mr. William E. Thomas. In our fiscal year ended March 31, 2008, the Compensation Committee held twelve meetings. The Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table.

         The following table sets forth summary information regarding compensation to (i) our Chief Executive Officer and our Chief Financial Officer during the fiscal year ended March 31, 2008; (ii) each of our other most highly compensated executive officers employed by us as of March 31, 2008 whose salary and bonus for the fiscal year ended March 31, 2008 was in excess of $100,000 for their services rendered in all capacities to us; and (iii) one additional individual for whom disclosure would be required to be provided but for the fact that the individual was not serving as an executive officer at March 31, 2008. The listed individuals are referred to as the "Named Executive Officers."

                                                  SUMMARY COMPENSATION TABLE

                                                                                        Option        All other
              Name and                                   Salary          Bonus          awards       compensation        Total
         Principal Position                 Year          ($)            ($)(6)         ($)(7)            ($)             ($)
-------------------------------------    ----------   ------------    ------------   ------------   --------------   -------------
Bruce Mogel                                 2008         438,154         70,000                -          67,578         575,732
Chief Executive Officer (1)                 2007         360,050              -                -          17,244         377,294

Steven R. Blake                             2008         350,000         46,375                -          46,206         442,581
Chief Financial Officer &                   2007         284,519              -                -          18,978         303,497
Executive Vice President, Finance (2)

Daniel J. Brothman                          2008         377,692         46,375           21,000          19,248         464,315
Chief Operating Officer (3)                 2007         351,089              -                -          23,169         374,258

Jeremiah R. Kanaly                          2008         142,788         18,188                -           9,341         170,317
Chief Accounting Officer &                  2007               -              -                -               -               -
Treasurer (4)

Larry B. Anderson                           2008         525,231         30,000                -         145,102         700,333
President (5)                               2007         360,000              -                -          23,892         383,892
(Former)

(1) All other compensation for 2008 includes auto allowance of $16,000, Manager's Time Off (MTO) pay out of $40,385 for accrued and untaken vacation hours and the balance is Company contribution to the 401(k) plan.

(2) All other compensation for 2008 includes auto allowance of $12,000, MTO pay out of $25,375 for accrued and untaken vacation hours and the balance is Company contribution to the 401(k) plan.

(3) All other compensation for 2008 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.

(4) Salary commenced on September 10, 2007. All other compensation includes auto allowance of $7,000 and the balance is Company contribution to the 401(k) plan.

(5) All other compensation for 2008 includes auto allowance of $17,000, a MTO pay out of $55,385 for accrued and untaken vacation hours, and $60,000 in consulting fees paid to Mr. Anderson under the Consulting Agreement executed between Mr. Anderson and the Company on December 31, 2007.

(6) During the year ended March 31, 2008, the Company implemented the Corporate Team Bonus Plan for 2007/2008. Under this discretionary plan, eligible employees could receive bonuses based on the Company's performance and individual performances. For the year ended March 31, 2008, in June 2008, the Company awarded eligible employees an aggregate of $494,669 in discretionary bonuses, which was approved by the Company's Board of Directors. Of such amount, the Named Executive Officers, Bruce Mogel, Steven Blake, Daniel Brothman, and Jeremiah Kanaly received $30,000, $26,375, $26,375, and $17,188, respectively. All bonuses under the plan were paid on June 6, 2008. Remaining amounts relate to discretionary bonuses for calendar year 2007 that were paid in December 2007.

(7) Values in this column represent the amounts expensed by the Company in 2008 for portions of awards granted in 2008. These amounts do not represent the intrinsic or market value of the awards on the date of grant, at year end or at present. For grant date values of all outstanding options at March 31, 2008, please see table entitled "Outstanding Equity Awards at Fiscal Year-End."

         The following table sets forth summary information regarding stock options the Company has granted to the Named Executive Officers as of March 31, 2008 under the Company's 2006 Stock Incentive Plan.


                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                                                           Equity
                                                                          incentive
                                                                         plan awards:
                                          Number of       Number of       Number of
                                          securities      securities      securities
                                          underlying      underlying      underlying       Option                      Grant date
                                          unexercised     unexercised     unexercised     exercise      Option         fair value
                            Grant          options          options         unearned       price      expiration        per share
Name                        date          exercisable    unexercisable       options        ($)          date              ($)
-------------------- ------------------- -------------- ---------------  --------------  ----------- ----------------- ------------

Bruce Mogel                   -                        -                -                -          -         -                -
Steven R. Blake (1)     August 6, 2007                 -          300,000          300,000       0.26    August 6, 2014       0.03
Daniel J. Brothman (2)  August 6, 2007         1,000,000                -                -       0.26    August 6, 2014       0.02
Jeremiah R. Kanaly (1)  December 13, 2007              -          200,000          200,000       0.30    December 13, 2014    0.09

(1) 1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary.

(2) Vesting retroactively commenced on March 8, 2005, all options were fully vested as of March 31, 2008.

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

         We have amended employment agreements with Messrs. Mogel, Brothman, and Blake, and entered into an employment agreement with Mr. Kanaly.

         On November 15, 2007, the Company amended the employment agreement with its CEO, Bruce Mogel, to increase his base salary from $360,000 per year to $525,000 per year. The agreement also specifies that he is eligible to receive performance based incentive compensation up to $97,500 for the year ended March 31, 2008 and $195,000 each year thereafter. Mr. Mogel's auto allowance was increased from $1,000 to $2,000 per month. Mr. Mogel's agreement also provides for stock options (none of which were granted as of March 31, 2008), medical and dental insurance, and up to four weeks vacation annually.

         Effective March 21, 2008, the Company amended the employment agreement with its CFO, Steven Blake, to increase his base salary from $350,000 per year to $422,000 per year. The agreement also specifies that he is eligible to receive performance based incentive compensation during each fiscal year as determined by the Company's Board of Directors and CEO. Mr. Blake's agreement also provides for stock options (300,000 options were granted as of March 31, 2008), auto allowance ($1,000 per month), medical and dental insurance, and up to four weeks vacation annually.

         Effective May 6, 2008, the Company amended the employment agreement with its COO, Daniel Brothman, to increase his base salary from $350,000 per year to $422,000 per year. The agreement also specifies that he is eligible to receive performance based incentive compensation during each fiscal year as determined by the Company's Board of Directors and CEO. Mr. Brothman's agreement also provides for stock options (1,000,000 options were granted as of March 31, 2008), auto allowance ($1,000 per month), medical and dental insurance, and up to four weeks vacation annually.

         Effective September 10, 2007, the Company entered into an employment agreement with its CAO & Treasurer, Jeremiah Kanaly. The agreement specifies that Mr. Kanaly's base salary is $275,000 per year and that he is eligible to receive performance based incentive compensation during each fiscal year as determined by the Company's Board of Directors and CEO. Mr. Kanaly's agreement also provides for stock options (200,000 options were granted as of March 31, 2008), auto allowance ($1,000 per month), medical and dental insurance, and up to four weeks vacation annually.

         On December 31, 2007, the Company entered into a Severance Agreement With Mutual Releases ("Severance Agreement") and a Consulting Agreement with Larry B. Anderson. Under the Severance Agreement, Mr. Anderson terminated his employment as President of the Company by mutual agreement, effective December 31, 2007.

         Under the Severance Agreement, Mr. Anderson could receive consideration currently valued at approximately $465,000. The Company will pay Mr. Anderson compensation equivalent to fourteen equal monthly installments. The amount of each monthly installment shall be the sum of Mr. Anderson's base monthly salary, net of required deductions, plus the monthly value of his health and dental insurance, plus the monthly value of his automobile allowance. The schedule of payments is as follows: (i) one lump sum upfront payment equivalent to eight monthly installments, and (ii) the remaining six equal installments shall be paid to him on or before the first business day of each month, commencing on September 1, 2008. In addition, the Company paid a year end (December 31, 2007) bonus of $30,000 to Mr. Anderson. The Severance Agreement also includes mutual releases, specific waivers and releases, nondisclosure of confidential information, return of property, future cooperation, non-disparagement, and general provisions customary in such agreements.

         Under the terms of the Consulting Agreement, which is effective from January 1, 2008 through June 30, 2008, the Company will pay Mr. Anderson $180,000 consisting of one upfront payment of $60,000 and four equal monthly installments of $30,000 each, commencing April 1, 2008, with the last payment due on July 1, 2008. As additional compensation for special projects, such as his services relating to the then-proposed acquisition of a specifically identified hospital by the Company, Mr. Anderson would be entitled to receive 0.5% of the total value of the purchase, minus $30,000, or an estimated $310,000 if the acquisition was consummated at the then-proposed price. Such acquisition was not consummated by the Company. The Consulting Agreement contains other provisions customary to such agreements.

         Pension benefits and Nonqualified Deferred Compensation tables are not included as there are no items to report.

POTENTIAL PAYMENTS UPON TERMINATION

         Each of the Company's Named Executive Officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. Each Named Executive Officer would be entitled to twelve months salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

         The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2008 (March 31, 2008), and the price per share of the Company's common stock is the closing price on the OTCBB as of that date ($0.12). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the Named Executive Officers as of year end, if they resigned for cause is as follows.

                                  PAYMENTS DUE UPON TERMINATION

        Name
         and                                Employee
      Principal                              Health           Car          Other
       Position              Salary         Insurance      Allowance      Benefits        Total
       --------             ---------       ---------      ---------      --------        -----
Bruce Mogel                 $ 787,500       $  24,612      $  36,000           -        $ 848,112
Chief Executive Officer(1)

Steven R. Blake             $ 422,000       $  16,408      $  12,000           -        $ 450,408
Chief Financial Officer &
Executive Vice President,
Finance(2)

Daniel J. Brothman          $ 350,000       $  16,408      $  12,000           -        $ 378,408
Senior Vice President,
Operations(2)

Jeremiah R. Kanaly          $ 275,000       $   8,704      $  12,000           -        $ 295,704
Chief Accounting Officer &
Treasurer(2)

(1)   Represents payments for 18 months per employment agreement.
(2)   Represents payments for 12 months per employment agreement.

COMPENSATION OF DIRECTORS

         The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2008.

                                         DIRECTOR COMPENSATION

                                   Fees earned              Stock
                                 or paid in cash           options                Total
    Name                               ($)                   ($)                   ($)
---------------------------     ------------------    ------------------    ------------------
Ajay G. Meka, M.D.                    15,125                   8,000                23,125
Maurice J. DeWald                    112,750                  13,033               125,783
Hon. C. Robert Jameson                17,750                   3,100                20,850
Michael Metzler                       17,250                   3,100                20,350
J. Fernando Niebla                   106,500                  13,033               119,533
William E. Thomas                     23,000                   3,100                26,100

         Our current compensation and reimbursement policy for Directors is as follows:

            i. Cash - Each non-employee Director receives an annual fee of $30,000 and an attendance fee of $1,500 for each Board meeting attended, and a separate $1,000 fee for each committee meeting attended. Committee Chairmen receive an additional annual retainer of $5,000.
            ii. Stock - Options were granted to Directors during the year ended March 31, 2008. Values for stock options represent the amounts expensed by the Company in 2008. These amounts do not represent the intrinsic or market value of the awards on the date of grant, at year end or at present.
            iii. Travel Reimbursement - All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other IHHI activities are reimbursed by IHHI.

         Employee directors receive no compensation for Board service and the Company does not provide any retirement benefits to non-employee directors. Director Mogel is not included above as all compensation paid to him is included in the Summary Compensation Table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation committee consists of three of the Company's independent directors, Mr. Niebla, Mr. DeWald and Mr. Thomas. There are no interlocks between our executive officers and the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         For a discussion of securities authorized for issuance under equity compensation plans, please refer to Item 5 above.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of June 16, 2008, unless otherwise noted, by:

            o each shareholder known to us to own beneficially more than 5% of our common stock;
            o each of our directors and each of our executive officers at March 31, 2008; and
            o all of our current directors and executive officers as a group.

         Except as otherwise noted below, the address of each person or entity listed on the table is 1301 North Tustin Avenue, Santa Ana, California 92705. The address of Dr. Kali Chaudhuri and William E. Thomas is 6800 Indiana Avenue, Suite 130, Riverside, CA 92506.

                                               BENEFICIAL          PERCENTAGE OF
         NAME                                  OWNERSHIP (1)           TOTAL (2)
--------------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS
   Ajay G. Meka, M.D.                            166,666 (3)                  *
   Maurice J. DeWald                             283,332 (4)                  *
   Hon. C. Robert Jameson                         50,000 (5)                  *
   Michael Metzler                                50,000 (6)                  *
   Bruce Mogel                                54,903,786 (7)              40.0%
   J. Fernando Niebla                            283,332 (8)                  *
   William E. Thomas                          14,694,210 (9)              10.3%
   Steven R. Blake                                     -                      -
   Daniel J. Brothman                          1,000,000 (10)                 *
   Jerry Kanaly                                        -                      -
--------------------------------------------------------------------------------

All current directors and executive
  officers as a group (10 persons)            61,682,828                   45.0%

PRINCIPAL STOCKHOLDERS (other than
 those named above)
   Orange County Physicians Investment
     Network, LLC                             59,098,430                   43.1%
   Kali P. Chaudhuri, M.D.                    59,772,290 (12)              38.1%
   Healthcare Financial Management
     & Acquisitions, Inc.                    124,174,203 (13)              47.5%
   Medical Provider Financial
     Corporation III                          50,952,381 (14)              27.1%

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible instruments that are exercisable or convertible currently or within 60 days of June 16, 2008 are deemed outstanding for computing the percentage of the person holding such option, warrant or convertible instrument, but are not deemed outstanding for computing the percentage of any other person. Except as reflected in the footnotes or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Percentages are based on 137,095,716 shares of Common Stock outstanding as of June 16, 2008, which does not include up to 12,000,000 shares of Common Stock which may be issued under the Company's 2006 Stock Incentive Plan.

(3) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008, pursuant to the Company's 2006 Stock Incentive Plan. Dr. Meka is a member of Orange County Physicians Investment Network, LLC ("OC-PIN") and disclaims beneficial ownership of shares held by OC-PIN except to the extent of his pecuniary interest therein.

(4) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(5) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(6) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(7) Includes shares held by Dr. Kali P. Chaudhuri (39,789,788) and William E Thomas (9,748,498), each of whom has entered into separate irrevocable proxies expiring in July 2009 providing Mr. Mogel with limited voting rights over all of their shares with respect to certain matters that may be voted on by stockholders. Accordingly, all shares held by Dr. Kali P. Chaudhuri and William E Thomas are deemed beneficially owned by Bruce Mogel, although Mr. Mogel has no pecuniary interest in any such shares. Mr. Mogel holds 5,365,500 shares in his name or affiliated entity.

(8) Consists of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(9) Consists of 9,748,498 issued and outstanding shares, 4,895,712 shares which may be acquired upon exercise of a warrant which expires in July 2008, and a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(10) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(11) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(12) Consists of 39,789,788 issued and outstanding shares plus 19,982,502 shares which may be acquired upon exercise of a warrant which expires in July 2008.

(13) Healthcare Financial Management & Acquisitions, Inc., which is affiliated with the Company's principal lender, Medical Capital Corporation, holds two warrants to acquire 31.09% and 4.95% of the outstanding shares of Common Stock of the Company.

(14) Medical Provider Financial Corporation III, which is affiliated with the Company's principal lender, Medical Capital Corporation, holds a convertible term note in the principal amount of $10.7 million convertible into Common Stock of the Company at the rate of $0.21 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

         On July 2, 2007, the Company issued an aggregate of 49,538,286 shares of its common stock upon exercise of outstanding warrants of the Company. The Company issued 39,789,788 shares of common stock to Kali P. Chaudhuri, M.D. and 9,748,498 shares of common stock to William E. Thomas pursuant to the exercise of warrants, dated January 31, 2005, held by each of them.

         Of these shares, an aggregate of 28,746,857 shares of common stock were issued to Messrs. Chaudhuri and Thomas pursuant to the "net exercise" provisions of their warrants, effective February 6, 2007. An aggregate of 20,791,429 shares were issued pursuant to the cash exercise provisions of their warrants effective July 2, 2007. Payment for the "net exercise" shares consisted of cancellation of warrants to acquire an aggregate of 283,499 shares of common stock. Payment for the cash exercise shares consisted of an aggregate of $575,755 in cash received by the Company from Messrs. Chaudhuri and Thomas.

         The above issuances of securities were not registered under the Securities Act of 1933, as amended (the "Act"). The securities were issued in private transactions exempt from registration pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder.

         Effective October 9, 2007, the Company and Medical Capital Corporation and its affiliates (collectively, "MedCap"), which own beneficially more than 5% of our outstanding stock, executed agreements to refinance MedCap's credit facilities with the Company aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced the Company's previous credit facilities with MedCap (the "Prior Debt"), which matured on March 2, 2007. The Company had been operating under an Agreement to Forbear with MedCap with respect to the Prior Debt.

         Each of the following Credit Agreements and Notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's hospital facilities (which are owned by PCHI, a company owned indirectly by two of the Company's largest shareholders, and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC and West Coast Holdings, LLC ("West Coast") pursuant to separate Guaranty Agreements in favor of the lender. West Coast is a member of PCHI. PCHI, West Coast, Ganesha, and OC-PIN are credit parties to the New Credit Facilities.

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

   o A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Real Estate Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance the Company's accounts receivable. The $50.0 million Revolving Line of Credit did not modify or exchange any Prior Debt.

         From October 9, 2007, the date of refinancing, through March 31, 2008, the Company incurred interest expense related to the New Credit Facilities of approximately $5.0 million. For the period from April 1, 2007 through October 8, 2007, the Company incurred interest expense on the Prior Debt of approximately $5.8 million. The highest aggregate amount of outstanding principal during the year ended March 31, 2008 was approximately $100.9 million on January 31, 2008 (approximately $95.8 million was outstanding on May 31, 2008). With the exception of recurring principal payments (and advances) on the $50.0 million Revolving Line of Credit and the refinancing on October 9, 2007, the Company did not make any principal payments during the year ended March 31, 2008. Debt issuance costs of approximately $2.9 million were incurred in connection with the New Credit Facilities, of which $1.6 million was expensed as of March 31, 2008, and approximately $1.3 million will be amortized over the remaining term of the New Credit Facilities.

         Concurrently with the execution of the New Credit Facilities, the Company issued to an affiliate of MedCap a five-year warrant to purchase the greater of 16,880,484 shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and MedCap entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of MedCap to purchase the greater of 26,097,561 shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2012, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease with PCHI (the "Amended Lease"). The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005) (and grants the Company the right to renew for one additional 25-year period) and requires annual base rental payments of $8.3 million (but until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the Real Estate Loan, the annual base rental payments are reduced to $7.1 million). In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to MedCap under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "Kindred Property") that are unencumbered by any claims by or tenancy of the Company.

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

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES

         The Company's human resource written policies and procedures provide guidance for conflicts of interest and their relation to the standards of ethical behavior expected of employees. The policies specifically require immediate written disclosure of any business, financial, or other relationship that either creates, or is perceived to create a conflict of interest. The Corporate Compliance Officer is responsible for monitoring compliance with this policy.

         As part of the quarterly disclosure control procedures, the Chief Financial Officer and Chief Executive Officer for each hospital disclose or certify that employees or officers have not acted in a manner inconsistent with the Company policy related to Conflict of Interest. The CFO and Director of Internal Audit monitor certifications for potential disclosure events.

         Company policy requires the General Counsel to review and approve all contracts involving related parties, including contracts with related parties who are considered potential referral sources. The Audit Committee has requested that the General Counsel provide periodic updates of such transactions to the Committee.

         During the acquisition, the Company entered into agreements with the Medical Executive committee ("MEC") at the largest hospital, Western Medical Center - Santa Ana ("WMC-SA") requiring MEC's advance consent for all agreements involving hospital operations with related parties, excluding the lease arrangements between the Company and PCHI. The same agreement was subsequently offered to each of the other hospitals' medical staffs, but not ultimately executed by them. Notwithstanding this fact, the Company applies the disclosure provisions applicable to WMC-SA to all of its facilities.

DIRECTOR INDEPENDENCE

         Directors DeWald, Meka, Metzler, and Niebla each satisfy the definition of "independent director" as established in the NASDAQ listing standards. Directors DeWald, Metzler, and Niebla constitute the Audit Committee of the Board of Directors. The Company does not have a Nominating Committee as the entire Board of Directors performs the functions of this committee and this process has been adequate to handle the Board nomination process to date. The Board of Directors has determined that Director DeWald is an "audit committee financial expert" as defined in the SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO Seidman, LLP, which acted as our independent registered public accounting firm for the years ended March 31, 2008 and 2007, and performed audit services for us during those periods. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the years ended March 31, 2008 and 2007.

                               For the year ended March 31,
                               ----------------------------
                                   2008             2007
                               ------------    ------------
Audit fees (financial)         $  1,293,000    $  1,400,000
Audit related fees                        -               -
Tax fees                                  -               -
All other                                 -               -
                               ------------    ------------

Total fees                     $  1,293,000    $  1,400,000
                               ============    ============

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

-------------- -----------------------------------------------------------------
Exhibit
Number         Description
------         -----------
-------------- -----------------------------------------------------------------
3.1            Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Registrant's Report on Form 14C
               filed on December 10, 2007).
-------------- -----------------------------------------------------------------
3.2            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.1 to the Registrant's Current Report on Form 8-K filed with the
               Commission on June 9, 2008).
-------------- -----------------------------------------------------------------
4.1            Integrated Healthcare Holdings, Inc. 2006 Stock Incentive Plan
               (incorporated by reference to Appendix B to the Registrant's
               Definitive Proxy Statement on Schedule 14A filed by the
               Registrant on November 14, 2006).
-------------- -----------------------------------------------------------------
4.2            Form of Notice of Stock Option Award and Stock Option Agreement.
               (incorporated herein by reference from Exhibit 4.5 to the
               Registrant's Registration Statement under the Securities and
               Exchange Act of 1933 on Form S-8 filed with the Commission on
               February 2, 2007).
-------------- -----------------------------------------------------------------
10.1           Triple Net Hospital and Medical Office Building Lease dated March
               7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and
               Medical Office Building Lease (incorporated herein by reference from Exhibit 99.9 to the Registrant's Current Report on Form 8-K
               filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.1.1         Amended and Restated Triple Net Hospital Building Lease
               (incorporated by reference to Exhibit 99.10 to the Registrant's
               Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.1.2         Settlement Agreement and Mutual Release (incorporated by
               reference to Exhibit 99.11 to the Registrant's Report on Form
               8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.2           Employment Agreement with Bruce Mogel dated February 25, 2005
               (incorporated herein by reference from Exhibit 10.16 to the
               Registrant's Annual Report on Form 10-KSB filed with the
               Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.2.1         Amended Employment Agreement of Bruce Mogel, dated as of
               November 15, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on November 19, 2007).
-------------- -----------------------------------------------------------------
10.3           Employment Agreement with Larry B. Anderson dated February 25,
               2005 (incorporated herein by reference from Exhibit 10.17 to the
               Registrant's Annual Report on Form 10-KSB filed with the
               Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.3.1         Severance Agreement with Mutual Releases of Larry B. Anderson, as of December 31, 2007 (incorporated by reference to Exhibit
               99.1 to the Registrant's Report on Form 8-K filed on January 7,
               2008).
-------------- -----------------------------------------------------------------
10.3.2         Consulting Agreement of Larry B. Anderson, as of December 31,
               2007(incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on January 7, 2008).

-------------- -----------------------------------------------------------------
10.4 Employment Agreement with Daniel J. Brothman dated December 31, 2005 (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.4.1 Amended Employment Agreement between Integrated Healthcare Holdings, Inc. and Daniel J. Brothman(incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on May 23, 2008).
-------------- -----------------------------------------------------------------
10.5 Employment Agreement with Steve R. Blake dated March 21, 2005 (incorporated herein by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005).
-------------- -----------------------------------------------------------------
10.5.1 Letter of Amendment to Employment Agreement of Steven R. Blake, dated as of February 14, 2007 (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 21, 2007).
-------------- -----------------------------------------------------------------
10.5.2 Amendment #2 to Employment Agreement between Integrated Healthcare Holdings, Inc. and Steve Blake (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on April 8, 2008).
-------------- -----------------------------------------------------------------
10.5.3 Amended Employment Agreement between Integrated Healthcare Holdings, Inc. and Steven R. Blake(incorporated by reference to
               Exhibit 99.1 to the Registrant's Report on Form 8-K filed on May 23, 2008).
-------------- -----------------------------------------------------------------
10.6           Employment Agreement between Integrated Healthcare Holdings, Inc.
               and Jeremiah R. Kanaly, dated as of September 10, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on September 13, 2007).
-------------- -----------------------------------------------------------------
10.7 Agreement to Forbear executed June 18, 2007. (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 19, 2007).
-------------- -----------------------------------------------------------------
10.7.1         Amendment No. 1 to Forbearance Agreement executed June 18, 2007.
               (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 19, 2007).
-------------- -----------------------------------------------------------------
10.8 $80,000,000 Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.9 $45,000,000 Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.10 $35,000,000 Non Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.3 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.11 $50,000,000 Revolving Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.11.1 Amendment No. 1 to $50,000,000 Revolving Credit Agreement, dated June 10, 2008 *
-------------- -----------------------------------------------------------------
10.11.2 Amendment No. 2 to $50,000,000 Revolving Credit Agreement, dated June 20, 2008 *

-------------- -----------------------------------------------------------------
10.12 $50,000,000 Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.13 $10,700,000 Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.6 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.14 $10,700,000 Convertible Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.7 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.15 4.95% Common Stock Warrant, dated October 9, 2007 (incorporated by reference to Exhibit 99.8 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.16 31.09% Common Stock Warrant, dated December 12, 2005 (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K filed on December 20, 2005).
-------------- -----------------------------------------------------------------
10.16.1        Amendment No. 1 to 31.09% Common Stock Warrant, dated April 26,
               2006 *
-------------- -----------------------------------------------------------------
10.16.2 Amendment No. 2 to 31.09% Common Stock Warrant, dated October 9, 2007 (incorporated by reference to Exhibit 99.9 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
21.1 The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.
-------------- -----------------------------------------------------------------
23.1           Consent of BDO Seidman, LLP *
-------------- -----------------------------------------------------------------
23.2           Consent of Ramirez International *
-------------- -----------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: July 11, 2008                    /s/ Bruce Mogel
                                        ----------------------------------------
                                        Bruce Mogel
                                        Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 11, 2008                    /s/ Bruce Mogel
                                        ----------------------------------------
                                        Bruce Mogel
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)


Dated: July 11, 2008                    /s/ Steven R. Blake
                                        ----------------------------------------
                                        Steven R. Blake
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Dated: July 11, 2008                    /s/ Jeremiah R. Kanaly
                                        ----------------------------------------
                                        Jeremiah R. Kanaly
                                        Chief Accounting Officer and Treasurer
                                        (Principal Accounting Officer)


Dated: July 11, 2008                    /s/ Ajay Meka, M.D.
                                        ----------------------------------------
                                        Ajay Meka, M.D
                                        Chairman of the Board of Directors


Dated: July 11, 2008                    /s/ Maurice J. DeWald
                                        ----------------------------------------
                                        Maurice J. DeWald
                                        Director


Dated: July 11, 2008                    /s/ Hon. C. Robert Jamison
                                        ----------------------------------------
                                        Hon. C. Robert Jamison
                                        Director


Dated: July 11, 2008                    /s/ Michael Metzler
                                        ----------------------------------------
                                        Michael Metzler
                                        Director


Dated: July 11, 2008                    /s/ J. Fernando Niebla
                                        ----------------------------------------
                                        J. Fernando Niebla
                                        Director


Dated: July 11, 2008                    /s/ William E. Thomas
                                        ----------------------------------------
                                        William E. Thomas
                                        Director

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Integrated Healthcare Holdings, Inc.
Santa Ana, California


We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. and consolidated entities (the "Company") as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years then ended and for the three month period ended March 31, 2006. We have also audited the schedule as listed in the accompanying index (Item 8). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Healthcare Holdings, Inc. at March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended and for the three month period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule as listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended March 31, 2008 and 2007 and for the three month period ended March 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a significant working capital deficit and a net stockholders' deficiency at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" and effective April 1, 2006, adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."



/s/ BDO Seidman, LLP
Costa Mesa, California
July 11, 2008

Report of Independent Registered Public Accounting Firm


The Board of Directors of
Integrated Healthcare Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Integrated Healthcare Holdings, Inc. and consolidated entities (the "Company") for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses and, as of December 31, 2005, had a substantial stockholders' deficiency. Further, the Company had substantial balances of notes payable which, under the terms of the agreements, were scheduled to mature during 2006 and early in 2007. The Company had not identified alternate sources of capital to meet its refinancing requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
July 11, 2006
Irvine, California

                                        INTEGRATED HEALTHCARE HOLDINGS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                        (amounts in 000's, except par value)

                                                                                       MARCH 31,       MARCH 31,
                                                                                         2008             2007
                                                                                     -------------   -------------
                                                       ASSETS

Current assets:
      Cash and cash equivalents                                                      $      3,141    $      7,844
      Restricted cash                                                                          20           4,968
      Accounts receivable, net of allowance for doubtful
                  accounts of $14,383 and $2,355, respectively                             57,990          19,370
      Security reserve funds                                                                    -           7,990
      Deferred purchase price receivable                                                        -          16,975
      Inventories of supplies, at cost                                                      5,853           5,944
      Due from governmental payers                                                          4,877           1,378
      Prepaid insurance                                                                       721           5,004
      Other prepaid expenses and current assets                                             5,811           3,093
                                                                                     -------------   -------------
                               Total current assets                                        78,413          72,566

Property and equipment, net                                                                56,917          58,172
Debt issuance costs, net                                                                      759               -

                                                                                     -------------   -------------
                               Total assets                                          $    136,089    $    130,738
                                                                                     =============   =============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Revolving line of credit                                                       $      9,879    $          -
      Debt, current                                                                             -          72,341
      Accounts payable                                                                     46,749          41,443
      Accrued compensation and benefits                                                    14,701          12,574
      Warrant liability, current                                                                -          14,906
      Due to governmental payers                                                            1,690             922
      Accrued insurance retentions                                                         12,332           4,961
      Other current liabilities                                                             5,781          15,726
                                                                                     -------------   -------------
                                 Total current liabilities                                 91,132         162,873

Debt, non current                                                                          85,700               -
Capital lease obligations, net of current portion
      of $406 and $251, respectively                                                        6,375           5,834
Minority interest in variable interest entity                                               1,150           1,716
                                                                                     -------------   -------------
                               Total liabilities                                          184,357         170,423
                                                                                     -------------   -------------

Commitments, contingencies, and subsequent events

Stockholders' deficiency:
      Common stock, $0.001 par value; 400,000 and 250,000 shares authorized;
                  137,096 and 116,304 shares issued and outstanding, respectively             137             116
      Additional paid in capital                                                           56,148          25,589
      Accumulated deficit                                                                (104,553)        (65,390)
                                                                                     -------------   -------------
                               Total stockholders' deficiency                             (48,268)        (39,685)

                                                                                     -------------   -------------
                               Total liabilities and stockholders' deficiency        $    136,089    $    130,738
                                                                                     =============   =============

              The accompanying notes are an integral part of these consolidated financial statements.





                                             INTEGRATED HEALTHCARE HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (amounts in 000's, except per share amounts)


                                                                       FOR THE YEAR ENDED                      FOR THE THREE
                                                     -----------------------------------------------------      MONTHS ENDED
                                                        MARCH 31,          MARCH 31,         DECEMBER 31,        MARCH 31,
                                                          2008                2007               2005               2006
                                                     ---------------     --------------     --------------     -------------

Net operating revenues                                $     368,229       $    350,672       $    283,698       $    86,645
                                                     ---------------     --------------     --------------     -------------

Operating expenses:
        Salaries and benefits                               209,680            194,865            153,574            48,731
        Supplies                                             50,126             49,577             39,250            12,066
        Provision for doubtful accounts                      30,958             35,169             37,349             8,330
        Other operating expenses                             69,027             66,652             58,716            16,808
        Loss on sale of accounts receivable                   4,079             10,388              8,470             2,808
        Depreciation and amortization                         3,134              2,495              2,178               673
                                                     ---------------     --------------     --------------     -------------
                                                            367,004            359,146            299,537            89,416
                                                     ---------------     --------------     --------------     -------------

Operating income (loss)                                       1,225             (8,474)           (15,839)           (2,771)
                                                     ---------------     --------------     --------------     -------------

Other income (expense):
        Interest expense, net                               (13,209)           (12,092)            (9,925)           (3,120)
        Warrant expense                                     (11,404)              (693)           (17,604)                -
        Change in fair value of warrant liability           (14,273)               133             (3,460)            8,218
                                                     ---------------     --------------     --------------     -------------
                                                            (38,886)           (12,652)           (30,989)            5,098
                                                     ---------------     --------------     --------------     -------------

Income (loss) before provision for income
     taxes and minority interest                            (37,661)           (21,126)           (46,828)            2,327
        Provision for income taxes                              (28)                (5)                (5)               (5)
        Minority interest net loss (income)
             in variable interest entity                     (1,474)               593              1,658               100
                                                     ---------------     --------------     --------------     -------------

Net income (loss)                                     $     (39,163)      $    (20,538)      $    (45,175)      $     2,422
                                                     ===============     ==============     ==============     =============

Per Share Data:
     Income (loss) per common share
        Basic                                                ($0.30)            ($0.23)            ($0.50)            $0.03
        Diluted                                              ($0.30)            ($0.23)            ($0.50)            $0.02
     Weighted average shares outstanding
        Basic                                               131,869             90,291             90,330            84,281
        Diluted                                             131,869             90,291             90,330           127,228



                   The accompanying notes are an integral part of these consolidated financial statements.





                                            INTEGRATED HEALTHCARE HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                     (amounts in 000's)

                                                                          Additional
                                                 Common Stock               Paid-in         Accumulated
                                            Shares          Amount          Capital           Deficit            Total
                                        ------------------------------    ------------     ---------------    -------------

Balance, December 31, 2004                    20,780      $        20      $    1,190       $      (2,099)     $      (889)

Issuance of common stock                      63,152               64          14,936                   -           15,000

Net loss                                           -                -               -             (45,175)         (45,175)
                                                                                                                         -
                                        -------------    -------------    ------------     ---------------    -------------
Balance, December 31, 2005                    83,932               84          16,126             (47,274)         (31,064)

Issuance of common stock                       3,625                3             129                   -              132

Exercise of warrants                          28,747               29           9,170                   -            9,199

Warrants issued to vendor                          -                -             164                   -              164

Net income for the three months
     ended March 31, 2006                          -                -               -               2,422            2,422

Net loss for the year
     ended March 31, 2007                          -                -               -             (20,538)         (20,538)

                                        -------------    -------------    ------------     ---------------    -------------
Balance, March 31, 2007                      116,304              116          25,589             (65,390)         (39,685)

Exercise of warrants                          20,792               21           4,761                   -            4,782

Issuance of warrants                               -                -          25,677                   -           25,677

Share-based compensation                           -                -             121                   -              121

Net loss                                           -                -               -             (39,163)         (39,163)

                                        -------------    -------------    ------------     ---------------    -------------
Balance, March 31, 2008                      137,096      $       137      $   56,148       $    (104,553)     $   (48,268)
                                        =============    =============    ============     ===============    =============


                   The accompanying notes are an integral part of these consolidated financial statements





                                                INTEGRATED HEALTHCARE HOLDINGS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (amounts in 000's)


                                                                                FOR THE YEAR ENDED                   FOR THE THREE
                                                                --------------------------------------------------   MONTHS ENDED
                                                                   MARCH 31,         MARCH 31,       DECEMBER 31,      MARCH 31,
                                                                     2008              2007              2005            2006
                                                                ---------------  ---------------   ---------------  --------------
Cash flows from operating activities:
Net income (loss)                                                $     (39,163)   $     (20,538)    $     (45,175)   $      2,422
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment              3,134            2,495             2,133             673
    Provision for doubtful accounts                                     30,958           35,169            37,349           8,330
    Amortization of debt issuance costs and intangible assets              236              900               837             241
    Common stock warrant expense                                        11,404              693            17,604               -
    Change in fair value of warrant liability                           14,273             (133)            3,460          (8,218)
    Minority interest in net income (loss) of variable
      interest entity                                                    1,474             (593)           (1,658)           (100)
    Noncash share-based compensation expense                               121                -                 -               -
Changes in operating assets and liabilities:
    Accounts receivable                                                (69,578)         (40,212)          (53,324)         (6,682)
    Security reserve funds                                               7,990            6,798           (14,217)           (571)
    Deferred purchase price receivable                                  23,765           (2,620)           (9,338)         (5,017)
    Inventories of supplies                                                 91             (158)              299             (66)
    Due from governmental payers                                        (3,499)           5,209            (3,025)         (3,562)
    Prepaid insurance, other prepaid expenses and
      current assets, and other assets                                   2,063            3,808            (4,215)            247
    Accounts payable                                                     5,306           12,710            26,679           1,897
    Accrued compensation and benefits                                    2,127              990            11,733            (949)
    Due to governmental payers                                             768              652                 -             270
    Accrued insurance retentions and other current liabilities          (2,729)          (2,647)           15,640           2,311
                                                                ---------------  ---------------   ---------------  --------------
      Net cash provided by (used in) operating activities              (11,259)           2,523           (15,218)         (8,774)
                                                                ---------------  ---------------   ---------------  --------------

Cash flows from investing activities:
    Decrease (increase) in restricted cash                               4,948                4            (4,972)              -
    Acquisition of hospital assets                                           -                -           (63,172)              -
    Proceeds from minority interest in PCHI                                  -                -             5,000               -
    Additions to property and equipment                                   (921)            (644)             (564)            (83)
                                                                ---------------  ---------------   ---------------  --------------
      Net cash provided by (used in) investing activities                4,027             (640)          (63,708)            (83)
                                                                ---------------  ---------------   ---------------  --------------

Cash flows from financing activities:
    Proceeds from revolving line of credit, net                          3,090                -                 -               -
    Proceeds from debt                                                   2,658            2,010            86,031             132
    Debt issuance costs                                                 (1,493)               -            (1,933)              -
    Repayments of debt                                                       -                -            (6,264)              -
    Issuance of common stock                                               576                -            15,000               -
    Variable interest entity distribution                               (2,040)            (732)                -            (201)
    Payments on capital lease obligations                                 (262)            (287)              (62)            (20)
                                                                ---------------  ---------------   ---------------  --------------
      Net cash provided by (used in) financing activities                2,529              991            92,772             (89)
                                                                ---------------  ---------------   ---------------  --------------

Net increase (decrease) in cash and cash equivalents                    (4,703)           2,874            13,846          (8,946)
Cash and cash equivalents, beginning of period                           7,844            4,970                70          13,916
                                                                ---------------  ---------------   ---------------  --------------
Cash and cash equivalents, end of period                         $       3,141    $       7,844     $      13,916    $      4,970
                                                                ===============  ===============   ===============  ==============



                       The accompanying notes are an integral part of these consolidated financial statements

                                                                F-6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company has incurred significant losses to date including a net loss of $39.2 million and experienced negative cash flow from operations of $11.3 million for the year ended March 31, 2008 and has a working capital deficit of $12.7 million and accumulated stockholders' deficiency of $48.3 million at March 31, 2008. The Company refinanced all its outstanding debt in October 2007. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2008 of $27.4 million based on eligible receivables, as defined (Note 5). The Company's liquidity is highly dependent upon the continued availability under this financing.

         Notwithstanding the refinancing, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. The Company has negotiated increased reimbursements from governmental payers and managed care over the past year and is aggressively seeking to obtain future increases. The Company is seeking to reduce operating expenses while continuing to maintain service levels. There can be no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

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

         Prior to March 8, 2005, the Company was a development stage enterprise with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and completed the transaction on March 8, 2005 (the "Acquisition") (Note 2). The Hospitals are:

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

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 12), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 46R, and, accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all amounts included in these notes to the consolidated financial statements are expressed in thousands (except per share amounts, percentages and stock option prices and values).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         RECLASSIFICATION FOR PRESENTATION - Certain immaterial amounts previously reported have been reclassified to conform to the current period's presentation.

         CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its long term debt from the same Lender (Note 5) and, thus, is subject to significant credit risk if they are unable to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 67%, 65%, 74%, and 73% of the net operating revenues for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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

         REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $12 and settlement receivables of $909 as of March 31, 2008 and 2007, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.485 to $22.185. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755 and $1,919 in Final Notice of Program Reimbursement settlements during the years ended March 31, 2008 and 2007, respectively. There were no adjustments for Final Notice of Program Reimbursement received during the year ended December 31, 2005 and the three months ended March 31, 2006. As of March 31, 2008 and 2007, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $1,678 and $1,831, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $1,690 and $922 as of March 31, 2008 and 2007, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $16,175, $24,526, and $11,022, and $575 during the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively. The related revenue recorded for the years ended March 31, 2008 and 2007 and December 31, 2005, and for the three months ended March 31, 2006 was $19,375, $17,897, $13,943, and $4,240, respectively. As of March 31, 2008 and 2007, estimated DSH receivables of $4,877 and $1,378 are included in due from governmental payers in the accompanying consolidated balance sheets.

         The following is a summary of due from and due to governmental payers as of March 31:

                                          March 31,        March 31,
                                            2008             2007
                                       --------------   --------------

      Due from government payers
             Medicaid                   $      4,877     $      1,378
                                       --------------   --------------
                                        $      4,877     $      1,378
                                       ==============   ==============

      Due to government payers
             Medicare                   $         12     $       (909)
             Outlier                           1,678            1,831
                                       --------------   --------------
                                        $      1,690     $        922
                                       ==============   ==============

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $7.4 million, $8.1 million, $2.9 million, and $1.5 million for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2008 and 2007. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

         The Company's policy is to attempt to collect amounts due from patients, including copayments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In nonemergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated.

         TRANSFERS OF FINANCIAL ASSETS - Prior to the refinancing (Note 5) effective October 9, 2007 (when the Company terminated its Accounts Purchase Agreement (Note 3) and repurchased all its previously sold receivables), the Company sold substantially all of its billed accounts receivable to a financial institution. The Company accounted for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company had surrendered control over those assets was accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in exchange. Control over transferred assets was surrendered only if all of the following conditions were met:

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

      If a transfer of financial assets did not meet the criteria for a sale as described above, the Company and transferee accounted for the transfer as a secured borrowing with pledge of collateral and, accordingly, the Company was prevented from derecognizing the transferred financial assets. Where derecognizing criteria were met and the transfer was accounted for as a sale, the Company removed financial assets from the consolidated balance sheet and a net loss was recognized in income at the time of sale.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         As of March 31, 2008, cash and cash equivalents includes $3.0 million deposited in lock box accounts that are swept daily by the Lender under various credit agreements (Note 5).

         Cash held in the Company's bank accounts as of March 31, 2007, collected on behalf of the buyer of accounts receivable, is not included in the Company's cash and cash equivalents. Such amounts are treated as part of the security reserve funds in connection with the Accounts Purchase Agreement (Note
3).

         LETTERS OF CREDIT - At March 31, 2008, the Company has two outstanding standby letters of credit totaling $1.4 million. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender (Note 5).

         RESTRICTED CASH - As of March 31, 2007, restricted cash consists of amounts deposited in short term time deposits with a commercial bank to collateralize the Company's obligations pursuant to certain agreements. As of March 31, 2008, this collateral is no longer needed.

         INVENTORIES OF SUPPLIES - Inventories of supplies are valued at the lower of weighted average cost or market.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and any impairment write-downs related to assets held and used. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Capital leases are recorded at the beginning of the lease term as property and equipment and a corresponding lease liability is recognized. The value of the property and equipment under capital lease is recorded at the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life, where applicable.

         The Company uses the straight-line method of depreciation for buildings and improvements, and equipment over their estimated useful lives of 25 years and 3 to 15 years, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at March 31, 2008.

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses incurred in connection with the Company's refinancing paid to third parties (Note 5). These amounts are amortized over the financing agreements' three year life using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 5) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6. "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge during the year ended March 31, 2008. Debt issuance costs of $236.3, $899.6, $836.7, and $241.6 were amortized during the years ended March 31, 2008 and 2007, December 31, 2005, and the three months ended March 31, 2006, respectively. At March 31, 2008 and 2007, prepaid expenses and other current assets in the accompanying consolidated balance sheets included $497.5 and $0, respectively, as the current portion of the debt issuance costs.

         MEDICAL CLAIMS INCURRED BUT NOT REPORTED - The Company was contracted with CalOptima, which is a county sponsored entity that operates similarly to an HMO, to provide healthcare services to indigent patients at a fixed amount per enrolled member per month. Through April 2007, the Company received payments from CalOptima based on a fixed fee multiplied by the number of enrolled members at the Hospitals ("Capitation Fee"). The Company recognizes these Capitation Fees as revenues on a monthly basis.

         In certain circumstances, members would receive healthcare services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other healthcare institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are determinable. Per guidance under SFAS No. 5, the Company accrues for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006 were $0.35 million, $1.3 million, $3.2 million, and $1.4 million, respectively. IBNR claims accruals at March 31, 2008 and 2007 were $1.5 and $4.1 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Effective April 1, 2006, the Company adopted SFAS No. 123R (Note 9).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including warrant liability and debt. The recorded carrying value of such financial instruments approximates a reasonable estimate of their fair value.

         To finance the Acquisition, the Company entered into agreements that contained warrants (Notes 5 and 6), which were subsequently required to be accounted for as derivative liabilities. A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts ("embedded derivatives") and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company may engage in complex transactions in the future that also may contain embedded derivatives. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.

         WARRANTS - In connection with its Acquisition of the Hospitals and credit agreements, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, SFAS No. 150 and EITF No. 00-19 (Notes 5 and 6).

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 11). Due to the net losses incurred by the Company, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share for those periods presented in the accompanying consolidated statements of operations with net losses.

         SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid during the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006 was $11.3 million, $12.2 million, $9.2 million, and $2.6 million, respectively.

         The Company made cash payments for taxes of $3 during the year ended March 31, 2008, $5 during the year ended March 31, 2007 and the three months ended March 31, 2006, and $1.4 million during the year ended December 31, 2005. The $1.4 million in taxes paid during the year ended December 31, 2005 was fully refunded to the Company during the year ended March 31, 2007.

         The Company entered into new capital lease obligations of $958, $749 and $5,109 during the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. The Company revised its initial estimate of a capital lease obligation by $437 during the three months ended March 31, 2006. The Company rescinded a secured promissory note for the return of a deposit on hospital assets of $10.0 million during the year ended December 31, 2005. During the year ended March 31, 2008, the Company reclassified warrant liability of $25,677 to equity (Note 6). The Company had non cash exercises of warrants of $4,206 and $9,199 during the years ended March 31, 2008 and 2007, respectively. During the year ended March 31, 2007 the Company recorded the non cash issuance of warrants to a vendor with a value of $164. Effective October 9, 2007, in conjunction with the Company's refinancing (Note 5), the Accounts Purchase Agreement was terminated and the Company repurchased the remaining outstanding accounts that been sold, for $6.8 million (funded through the initial advance on the $50.0 million Revolving Line of Credit) in addition to the release of security reserve funds and deferred purchase price receivables.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before December 31, 2003 and December 31, 2002, respectively. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of the income tax provision.

         SEGMENT REPORTING - The Company operates in one line of business, the provision of healthcare services through the operation of general hospitals and related healthcare facilities. The Company's Hospitals generated substantially all of its net operating revenues during the periods since the Acquisition.

         The Company's four general Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. This region is an operating segment, as defined by SFAS No. 131. In addition, the Company's general Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

         RECENTLY ENACTED ACCOUNTING STANDARDS - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The statement is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). This Statement does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

         In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141R"). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The statement is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling(minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated results of operations or financial position.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

         May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 2 - ACQUISITION

         On March 8, 2005, the Company completed the Acquisition of its Hospitals. The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the
Hospitals:

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

         Subsequently, the Company entered into a sale leaseback transaction for substantially all of the real estate with PCHI (Note 12).

         The operating results of the Hospitals have been included in the Company's consolidated statements of operations from the date of acquisition (March 8, 2005).

       The purchase price, after all purchase price adjustments, of the Acquisition amounted to $66,247. The fair value of the assets acquired and related costs consisted of the following:

          Property and equipment        $55,834
          Inventories                     6,019
          Prepaid expenses                2,461
                                        -------
                                         64,314
          Debt issuance costs             1,933
                                        -------
                                        $66,247
                                        =======

         The Company financed the Acquisition and related financing costs (Note
5) by obtaining a $50 million Acquisition Loan, drawing $3.0 million on a working capital line of credit, selling shares of the Company's common stock for $10.1 million, and receiving $5.0 million in proceeds from minority investments in PCHI.

         The following unaudited supplemental pro forma information represents the Company's consolidated results of operations as if the Acquisition had occurred on January 1, 2005 and after giving effect to certain adjustments including interest expense, depreciation expense, and related tax effects. In addition, the following unaudited pro forma information includes the nonrecurring items related to the issuance of 74,700 common stock warrants (Note
6), which resulted in an expense of $17,604 that the Company recorded during the year ended December 31, 2005 and restructuring charges of $3,147 incurred by Tenet during the three months ended March 31, 2005. Such unaudited pro forma information does not purport to be indicative of operating results that would have been reported had the Acquisition occurred on January 1, 2005 or future operating results.

                              Pro forma (unaudited)
                      For the year ended December 31, 2005

Net operating revenues                                   $ 338,994
Net loss                                                 $ (59,464)
Per share data:
   Basic and fully diluted loss per common
        per common share                                 $   (0.71)
   Weighted average shares outstanding                      83,817

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 3 - ACCOUNTS RECEIVABLE

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (Note 5). The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, in conjunction with the Company's refinancing (Note
5), the APA was terminated and the Company repurchased the remaining outstanding accounts that been sold, for $6.8 million (funded through the initial advance on the $50.0 million Revolving Line of Credit) in addition to the release of security reserve funds and deferred purchase price receivables. This resulted in a gain on repurchase of accounts receivable of $918 which was offset against the loss on sale of accounts receivable recorded during the year ended March 31, 2008, resulting in a total net loss on the sale of accounts receivable of $4.1 million.

        From inception of the APA through October 9, 2007 (date of termination) the Buyer advanced $639.6 million to the Company through the APA. In addition, the Company received $56.9 million in reserve releases from inception through October 9, 2007. Payments posted on sold receivables from inception approximated $671.3 million. Advances net of payment and adjustment activity, cumulatively through October 9, 2007 (date of termination) and March 31, 2007 were $(5.4) million and $7.0 million, respectively. Transaction Fees incurred for the same periods (from inception) were $11.7 and $9.3 million, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         The Company recorded estimated Transaction Fees and estimated servicing liability related to the sold accounts receivable at the time of sale. The estimated servicing liability was recorded at cost which approximated fair value of providing such services. The loss on sale of accounts receivable is comprised of the following.


                                                                        For the year ended                         For the three
                                                     ----------------------------------------------------------     months ended
                                                      March 31, 2008     March 31, 2007      December 31, 2005     March 31, 2006
                                                     ----------------   -----------------   -------------------  ------------------
Transaction Fees deducted from Security
              Reserve Funds - closed purchases        $        2,395     $         4,568     $           3,330    $          1,394
Change in accrued Transaction Fees - open purchases             (712)                262                   863                 108
                                                     ----------------   -----------------   -------------------  ------------------
              Total Transaction Fees incurred                  1,683               4,830                 4,193               1,502
                                                     ----------------   -----------------   -------------------  ------------------
Servicing expense for sold accounts receivable
               - closed purchases                              3,186               5,525                 3,597               1,231
Change in accrued servicing expense for sold accounts
              receivable - open purchases                       (790)                 33                   680                  75
                                                     ----------------   -----------------   -------------------  ------------------
              Total servicing expense incurred                 2,396               5,558                 4,277               1,306
                                                     ----------------   -----------------   -------------------  ------------------

Loss on sale of accounts receivable                   $        4,079     $        10,388     $           8,470    $          2,808
                                                     ================   =================   ===================  ==================

         The related accrued Transaction Fee and accrued servicing liabilities included in other current liabilities on the accompanying consolidated balance sheet as of March 31, 2007 are as follows.

                 Transaction fee liability          $      1,233
                 Accrued servicing liability        $        789

         The accrued servicing liability recorded at March 31, 2007 approximates fair value in accordance with SFAS No. 140.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                   March 31,       March 31,
                                                     2008            2007
                                               ---------------  ---------------

         Buildings                              $      33,791    $      33,697
         Land and improvements                         13,523           13,523
         Equipment                                     10,520            9,694
         Assets under capital leases                    7,464            6,505
                                               ---------------  ---------------
                                                       65,298           63,419
         Less accumulated depreciation                 (8,381)          (5,247)
                                               ---------------  ---------------

                Property and equipment, net     $      56,917    $      58,172
                                               ===============  ===============

         Essentially all land and buildings are owned by PCHI (Notes 12, 13 and 14).

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

         The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. Three of the four Hospitals have requested HAZUS review and one of them has already received a favorable notice pertaining to structural reclassification.

         There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company's cash flow.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 5 - DEBT

         The Company's debt payable to affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") consists of the following as of March 31.


                                                              March 31,          March 31,
                                                                2008               2007
                                                           ----------------   ----------------
Current:

Secured note                                                $            -     $       10,700
Less derivative - warrant liability, current                             -            (10,700)
Secured acquisition loan                                                 -             45,000
Secured line of credit, outstanding borrowings                           -             27,341
Revolving line of credit, outstanding borrowings                     9,879                  -
                                                           ----------------   ----------------
                                                            $        9,879     $       72,341
                                                           ================   ================

Non-current:

Convertible note                                            $       10,700     $            -
Secured term note                                                   45,000                  -
Secured non-revolving line of credit, outstanding
  borrowings                                                        30,000                  -
                                                           ----------------   ----------------
                                                            $       85,700     $            -
                                                           ================   ================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         Effective October 9, 2007, the Company and its Lender executed agreements to refinance the Lender's credit facilities with the Company aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced the Company's previous credit facilities with the Lender, which matured on March 2, 2007. The Company had been operating under an Agreement to Forbear with the Lender with respect to the previous credit facilities.

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

   o A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance the Company's accounts receivable and is available for working capital needs.

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010,
(iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's hospital facilities (which are owned by PCHI) and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (Note 6).

         The refinancing did not meet the requirements for a troubled debt restructuring in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Under SFAS 15, a debtor must be granted a concession by the creditor for a refinancing to be considered a troubled debt restructuring. Although the New Credit Facilities have lower interest rates than the previous credit facilities, the fair value of the New Warrants (Note 6) resulted in the effective borrowing rate of the New Credit Facilities to significantly exceed the effective rate of the previous credit facilities.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         The New Credit Facilities (excluding the $50.0 million Revolving Credit Agreement, which did not modify or exchange any prior debt) meet the criteria of EITF 06-6 for debt extinguishment accounting since the $10.7 million Convertible Term Note includes a substantive conversion option compared to the previous financing facilities. As a result, pursuant to EITF 96-19, related loan origination fees were expensed in the year ended March 31, 2008, and legal fees and other expenses are being amortized over three years (Note 1).

         Based on eligible receivables, as defined, the Company had approximately $27.4 million of additional availability under its $50.0 million Revolving Line of Credit at March 31, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including debt service coverage ratio, minimum cash collections, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the minimum fixed charge coverage ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as non current. The Company was in compliance with all covenants, as amended, at March 31, 2008.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 14). Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 14).

NOTE 6 - COMMON STOCK WARRANTS

         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (Note 5), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default of its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43.0 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with SFAS No. 133 and EITF 00-19, the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability on the consolidated statement of operations.

         During February 2007, Dr. Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 the Company recorded the issuance of 28.7 million net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to paid in capital and to common stock totaling $9.2 million. These shares were issued to Dr. Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (20.8 million shares) which could be issued, if the December Note warrant was to become issuable, which occurred on June 13, 2007 upon receipt of a notice of default from the Lender.

         On July 2, 2007, the Company accepted, due to the default and subsequent vesting of the December Note Warrant, an additional exercise under the anti-dilution provisions the Restructuring Warrant Agreement by Dr. Chaudhuri and Mr. Thomas. The exercise resulted in additional shares issuable of
20.8 million shares for consideration of $576 in cash. The effect of this exercise resulted in additional warrant expense for the year ended March 31, 2007 of $693, which was accrued based on the transaction as of March 31, 2007. The related warrant liability of $4.2 million (as of March 31, 2007) was reclassified to additional paid in capital when the 20.8 million shares were issued to Dr. Chaudhuri and Mr. Thomas in July 2007.

         Upon the Company's refinancing (Note 5) and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants.

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 250 million to 400 million. Accordingly, effective December 31, 2007, the Company revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

         The Company recorded common stock warrant expense of $11.4 million, $693, and $17.6 million during the years ended March 31, 2008 and 2007, and December 31, 2005. There was no common stock warrant expense recorded during the three months ended March 31, 2006. The Company recorded a change in the fair value of warrant liability of $14.3 million, $(133), $3.5 million, and $(8.2) million for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         To determine the fair value of the underlying shares, the assumptions used in Black-Scholes model were as follows:

             October 9, 2007                                  December 31, 2007
------------------------------------------      -------------------------------------------

Restructuring Warrants:

Risk-free interest rate              4.1%       Risk-free interest rate               2.7%
Expected volatility                 34.8%       Expected volatility                  26.9%
Dividend yield                          -       Dividend yield                           -
Expected life (years)                0.30       Expected life (years)                 0.07
Fair value of warrants         $    0.047       Fair value of warrants          $    0.161
Market value per share         $     0.14       Market value per share          $     0.25

New Warrants:

31.09% Warrant

Risk-free interest rate              4.7%       Risk-free interest rate               4.0%
Expected volatility                 47.0%       Expected volatility                  47.4%
Dividend yield                          -       Dividend yield                           -
Expected life (years)               10.00       Expected life (years)                 9.78
Fair value of warrants         $    0.089       Fair value of warrants          $    0.184
Market value per share         $     0.14       Market value per share          $     0.25

4.95% Warrant

Risk-free interest rate              4.4%       Risk-free interest rate               3.5%
Expected volatility                 35.2%       Expected volatility                  32.9%
Dividend yield                          -       Dividend yield                           -
Expected life (years)                5.00       Expected life (years)                 4.78
Fair value of warrants         $    0.043       Fair value of warrants          $    0.119
Market value per share         $     0.14       Market value per share          $     0.25

         The expected volatility is based on an analysis of the Company's stock and the stock of the following publicly traded companies that own hospitals.

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

         The risk-free interest rate is based on the average yield on U.S. Treasury zero-coupon issues with remaining terms equal to the expected terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

         Although the Company believes this was the most reasonable and accurate methodology to determine the Company's volatility, the circumstances affecting volatility of the comparable companies selected may not be an accurate predictor of the Company's volatility.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 7 - INCOME TAXES

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

         The provision for income taxes consisted of the following:

                                                       For the years ended
                                      ------------------------------------------------------         For the three months ended
                                      March 31, 2008      March 31, 2007     December 31, 2005              March 31, 2006
                                      --------------    -----------------    -----------------              --------------
Current income tax provision
     Federal                          $           23    $               -    $               -              $            -
     State                                         5                    5                    5                           5
                                      --------------    -----------------    -----------------              --------------
                                                  28                    5                    5                           5
                                      --------------    -----------------    -----------------              --------------

Deferred income tax benefit
     Federal                                       -                    -                    -                           -
     State                                         -                    -                    -                           -
                                      --------------    -----------------    -----------------              --------------
                                                   -                    -                    -                           -
                                      --------------    -----------------    -----------------              --------------

Income tax provision                  $           28    $               5    $               5              $            5
                                      ==============    =================    =================              ==============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is as follows:

                                                          For the years ended
                                      ------------------------------------------------------         For the three months ended
                                      March 31, 2008      March 31, 2007     December 31, 2005              March 31, 2006
                                      --------------    -----------------    -----------------              --------------
U.S. federal statutory income taxes   $      (13,238)   $          (7,184)   $         (15,358)             $          789
State and local income taxes, net
  of federal benefits                         (2,258)              (1,226)              (2,665)                       (348)
Change in valuation allowance                  2,180               14,684               14,841                       4,446
Warrants                                       8,730                   45                7,162                      (2,794)
Enterprise zone credits                       (4,023)              (6,666)              (6,580)                     (1,666)
Other                                          8,637                  352                2,605                        (422)
                                      --------------    -----------------    -----------------              --------------

Income tax provision                  $           28    $               5    $               5              $            5
                                      ==============    =================    =================              ==============

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance at March 31:

                                            2008              2007
                                      --------------    --------------
Deferred tax assets:
    Allowance for doubtful accounts   $        6,219    $        1,052
    Accrued vacation                           2,169             2,542
    Tax credits                               18,936            14,913
    Net operating losses                      11,924            12,334
    Other                                     (3,343)            2,885
                                      --------------    --------------
                                              35,905            33,726
Valuation allowance                          (35,905)          (33,726)
                                      --------------    --------------

Total deferred tax assets             $            -    $            -
                                      ==============    ==============

         The company has two Hospitals located in the State of California Enterprise Zone which has provided significant state tax credits ($18,936 as of March 31, 2008) which are allowable to reduce California income tax on a dollar-for-dollar basis. The credits, which are not subject to expiration, are granted by a State agency whose issuance can be reviewed by the California Franchise Tax Board.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

         The Company has Net Operating Loss carryfowards which expire as follows:

          Tax year ended            Federal                State
           December 31,         amount expiring       amount expiring
       --------------------   -------------------   -------------------

               2016            $               -     $           3,647
               2021            $               -     $           8,734
               2024            $              10     $               -
               2025            $           9,818     $               -
               2026            $          20,307     $               -

NOTE 8 - COMMON STOCK

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 9 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. As of March 31, 2008, the maximum aggregate number of shares under the Plan was increased by approximately 1.4 million shares for a total of
13.4 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, non-qualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

         On August 6, 2007, the Board of Directors approved the initial granting of options with the right to purchase an aggregate of 4,795 shares of the Company's common stock to eligible employees pursuant to the Plan. The grant price approved on that date is $0.26 per share. For options granted to employees who have been employed by the Company since its March 8, 2005 inception, vesting retroactively commenced on March 8, 2005. Of the total options granted, 3,500 are subject to this retroactive vesting. Vesting of the remaining 1,295 granted options commenced on the August 6, 2007 grant date.

         On October 10, 2007, the Board of Directors approved the granting of options with the right to purchase an aggregate of 1,750 shares of the Company's common stock to members of the Board pursuant to the Plan. The grant price approved on that date is $0.18 per share. Of the total options granted, 883.33 were subject to immediate vesting on the grant date. Vesting of the remaining
866.67 granted options commenced on the October 10, 2007 grant date.

         On December 13, 2007, the Company granted options to employees with the right to purchase an aggregate of 210 shares at an exercise prices of $0.30 per share. All options granted on December 13, 2007 commenced vesting on the grant date.

         On January 8, 2008, the Company granted options to employees with the right to purchase an aggregate of 760 shares at an exercise prices of $0.26 per share. For options granted to employees who have been employed by the Company since its March 8, 2005 inception, vesting retroactively commenced on March 8, 2005. Of the total options granted on January 8, 2008, 130 are subject to retroactive vesting commencing on March 8, 2005. Vesting of the remaining 630 granted options commenced on the January 8, 2008 grant date.

         When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. Since there is limited historical data with respect to both pre-vesting forfeiture and post-vesting termination, the expected life of the options was determined utilizing the simplified method described in the SEC's Staff Accounting Bulletin 107 ("SAB 107"). SAB 107 provides guidance whereby the expected term is calculated by taking the sum of the vesting term plus the original contractual term and dividing that quantity by two. The expected volatility is based on an analysis of the Company's stock and the stock of the following publicly traded companies that own hospitals.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         The risk-free interest rate is based on the average yield on U.S. Treasury zero-coupon issues with remaining terms equal to the expected terms of the options. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

             Expected dividend yield                        0.0%
             Risk-free interest rate                 2.8% - 4.4%
             Expected volatility                   30.6% - 37.1%
             Expected term (in years)                  3.5 - 5.8

         In accordance with SFAS No. 123R, the Company recorded $120.9 of compensation expense relative to stock options during the year ended March 31, 2008. No options were granted prior to August 6, 2007. A summary of stock option activity for the period from June 30, 2007 through March 31, 2008 is presented as follows (there was no prior stock option activity).

                                                                           Weighted-
                                                                             average
                                                              Weighted-     remaining
                                                               average     contractual     Aggregate
                                                              exercise        term         intrinsic
                                                Shares          price        (years)         value
                                              ------------   ------------  ------------   ------------

Outstanding, March 31, 2007                             -         $    -
     Granted                                        7,515         $ 0.24
     Exercised                                          -         $    -
     Forfeited or expired                             (70)        $ 0.26
                                              ------------
Outstanding, March 31, 2008                         7,445         $ 0.24           6.4    $          -
                                              ============   ============  ============   ============
Exercisable at March 31, 2008                       4,463         $ 0.24           6.4    $          -
                                              ============   ============  ============   ============

         No options were
exercised during the year ended March 31, 2008.

         A summary of the Company's nonvested shares as of March 31, 2008, and changes during the year ended March 31, 2008 (there was no prior stock option activity), is presented as follows.

                                                           Weighted-
                                                            average
                                                          grant date
                                          Shares          fair value
                                       -------------     -------------

Nonvested at March 31, 2007                       -            $    -
Granted                                       7,515            $ 0.04
Vested                                       (4,463)           $ 0.03
Forfeited                                       (70)           $ 0.08
                                       -------------     =============
Nonvested at March 31, 2008                   2,982            $ 0.05
                                       =============     =============

         As of March 31, 2008, there was $152.0 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 10 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% (5% prior to May 1, 2006) of the employee's compensation, subject to IRS limits. During the years ended March 31, 2008 and 2007, December 31, 2005, and the three months ended March 31, 2006, the Company incurred expenses of $2,982, $3,053, $3,522, and $1,128, respectively, which are included in salaries and benefits in the accompanying consolidated statements of operations.

NOTE 11 - INCOME (LOSS) PER SHARE

         Income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute income (loss) per share under two different methods, basic and diluted. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted income
(loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

         Since the Company incurred losses for the years ended March 31, 2008 and 2007, and December 31, 2005, antidilutive potential shares of common stock, consisting of approximately 200 million, 83 million, and 43 million shares issuable under warrants and stock options, respectively, have been excluded from the calculations of diluted loss per share for those periods.

         Income per share for the three months ended March 31, 2006 was computed as follows:

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 12 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 5)). The Company remains primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (Note 1), a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its consolidated financial statements at March 31.

                               2008              2007
                         --------------     --------------
Total assets             $       45,517     $       46,464
Total liabilities        $       45,363     $       45,537
Members' equity          $          154     $          927

         Selected information from PCHI's results of operations for the years ended March 31, 2008 and 2007 and December 31, 2005, and for the three months ended March 31, 2006 is as follows:

                                     Year ended                          Three months
                  ---------------------------------------------------        ended
                  March 31, 2008   March 31, 2007   December 31, 2005   March 31, 2006
                  --------------   --------------   -----------------   --------------
Net revenues      $        8,965   $        6,554   $           7,277   $        1,545
Net income (loss) $        1,474   $         (593)  $          (1,658)  $         (100)

         Consolidation adjustments to reflect the effects of the following matters are included in the accompanying consolidated financial statements:

         The Company's rental income and expense in the Hospitals has been eliminated, consolidating PCHI's ownership of the land and buildings in the accompanying consolidated financial statements. The amount of rent incurred and eliminated for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006 was $8,965, $6,554, $7,277, and $1,545, respectively.

         Additionally, a gain of $4,433 arising from the Company's sale of the real property of the Hospitals to PCHI has been eliminated to record the land and buildings at the Company's cost. Essentially all land and buildings in the accompanying consolidated balance sheets are owned by PCHI.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         PCHI's equity accounts have been classified as a minority interest in a variable interest entity.

         The Company has a lease commitment to PCHI (Note 14). Based on the existing arrangements, aggregate payments are estimated to be approximately $156.0 million over the remainder of the initial term. Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 4).

NOTE 13 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. As the result of the partial exercise of the Restructuring Warrants, Dr. Chaudhuri and Mr. Thomas are constructively the holders of 49.5 million and 28.7 million shares of the outstanding stock of the Company as of March 31, 2008 and 2007, respectively. They are also the owners of the Restructuring Warrants to purchase up to 24.9 million shares of future stock in the Company, issuable as of October 9, 2007 due to an antidilution feature of the warrant (Note 6). As described in
Note 12, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying condensed financial statements.

         During the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, the Company paid $5.1 million, $2.2 million, $1.3 million, and $0.6 million, respectively, to a supplier that is also a shareholder of the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (Note 5), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note 12).

         Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the College Avenue Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation. This transaction with PCHI is eliminated in consolidation (Note 12).

         Following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2008:

                    Year ended
                     March 31,
                  ---------------

                        2009                $      1,549
                        2010                       1,274
                        2011                       1,278
                        2012                       1,270
                        2013                       1,259
                     Thereafter                   16,963

                                            ------------
                     Total                  $     23,593
                                            ============

         Total rental expense for the years ended March 31, 2008 and 2007 and December 31, 2005 was $1,754, $1,839, and $2,276, respectively, and $393 for the three months ended March 31, 2006. The Company received sublease rental income in relation to certain leases of approximately $638, $759, and $536 for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively, and $190 for the three months ended March 31, 2006.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $6,335 and $5,872 are included in the accompanying consolidated balance sheets as of March 31, 2008 and 2007, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

         The following is a schedule of future minimum lease payments under the capitalized leases with the present value of the minimum lease payments as of March 31, 2008:

      Year ended
       March 31,
------------------------

         2009                                              $          1,240
         2010                                                         1,240
         2011                                                         1,219
         2012                                                         1,094
         2013                                                           984
      Thereafter                                                      7,999
                                                          ------------------

Total minimum lease payments                                         13,776
   Less amount representing interest                                 (6,995)
                                                          ------------------

Net present value of net minimum lease payments                       6,781
   Less current portion                                                (406)
                                                          ------------------
Noncurrent portion                                         $          6,375
                                                          ==================

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2008 and 2007, the Company had accrued $9.9 million and $4.9 million, respectively, which is comprised of $3.0 million and $1.4 million, respectively, in incurred and reported claims, along with $6.9 million and $3.5 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2008 and 2007, the Company had accrued $710 and $1,000, respectively, comprised of $169 and $200, respectively, in incurred and reported claims, along with $541 and $800, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at March 31, 2008 was based upon projections . The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2008, the Company had accrued $1.7 million in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at March 31, 2008. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 6.35% per annum. The Company incurred finance charges relating to such policies of $123, $248, $89, and $1 during the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively. As of March 31, 2008 and 2007, the accompanying consolidated balance sheets include the following balances relating to the financed insurance policies.

                                          March 31, 2008     March 31, 2007
                                         ----------------   ----------------

Prepaid insurance                         $          721     $        5,004

Accrued insurance premiums                $          299     $        3,808
(Included in other current liabilities)

         PURCHASE COMMITMENTS - The Company has commitments with two unrelated party service provider vendors extending over one year with two suppliers. Commitments total $3,663, $3,613, $3,064, $3,064, and $0 for the years ending March 31, 2009, 2010, 2011, 2012, and 2013, respectively.

         BONUSES - During the year ended March 31, 2008, the Company implemented the Corporate Team Bonus Plan for 2007/2008. Under this discretionary plan, eligible employees could receive bonuses based on the Company's performance and individual performances. For the year ended March 31, 2008, the Company awarded eligible employees an aggregate of $494,669, which is included in accrued compensation and benefits in the accompanying consolidated balance sheet as of March 31, 2008. The bonuses were approved by the Company's Board of Directors and were paid in June 2008.

         SEVERANCE AGREEMENT - On December 31, 2007, the Company entered into a Severance Agreement With Mutual Releases ("Severance Agreement") and a Consulting Agreement with Larry B. Anderson. Under the Severance Agreement, Mr. Anderson terminated his employment as President of the Company by mutual agreement, effective December 31, 2007.

         Under the Severance Agreement, Mr. Anderson could receive consideration currently valued at approximately $465,000. The Company will pay Mr. Anderson compensation equivalent to fourteen equal monthly installments. The amount of each monthly installment shall be the sum of Mr. Anderson's base monthly salary, net of required deductions, plus the monthly value of his health and dental insurance, plus the monthly value of his automobile allowance. The schedule of payments is as follows: (i) one lump sum upfront payment equivalent to eight monthly installments, and (ii) the remaining six equal installments shall be paid to him on or before the first business day of each month, commencing on September 1, 2008. In addition, the Company paid a year end (December 31, 2007) bonus of $30,000 to Mr. Anderson. The Severance Agreement also includes mutual releases, specific waivers and releases, nondisclosure of confidential information, return of property, future cooperation, non-disparagement, and general provisions customary in such agreements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         Under the terms of the Consulting Agreement, which is effective from January 1, 2008 through June 30, 2008, the Company will pay Mr. Anderson $180,000 consisting of one upfront payment of $60,000 and four equal monthly installments of $30,000 each, commencing April 1, 2008, with the last payment due on July 1, 2008. As additional compensation for special projects, such as his services relating to the then-proposed acquisition of a specifically identified hospital by the Company, Mr. Anderson would be entitled to receive 0.5% of the total value of the purchase, minus $30,000, or an estimated $310,000 if the acquisition was consummated at the then-proposed price. Such acquisition was not consummated by the Company. The Consulting Agreement contains other provisions customary to such agreements.

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

         From time to time, healthcare facilities receive requests for information in the form of a subpoena from licensing entities, such as the Medical Board of California, regarding members of their medical staffs. Also, California state law mandates that each medical staff is required to perform peer review of its members. As a result of the performance of such peer reviews, action is sometimes taken to limit or revoke an individual's medical staff membership and privileges in order to assure patient safety. In August 2007, the Company received such a subpoena from the Medical Board of California concerning a member of the medical staff of one of the Company's facilities. The facility is in the process of responding to the subpoena and is in the process of reviewing the matter. Since the matter is in the early stage, the Company is not able to determine the impact, if any, it may have on the Company's operations or financial position.

         Approximately 20% of the Company's employees are represented by labor unions as of March 31, 2008. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

         Both unions filed grievances under the prior collective bargaining agreements, in connection with allegations the agreements obligated the Company to contribute to Retiree Medical Benefit Accounts. The Company does not agree with this interpretation of the agreements but has agreed to submit the matters to arbitration. Under the new agreements negotiated this year, the Company has agreed to meet with each Union to discuss how to create a vehicle which would have the purpose of providing a retiree medical benefit, not to exceed one percent of certain employee's payroll. CNA has also filed grievances related to the administration of increases at one facility, change in pay practice at one facility, change in medical benefits at two facilities, and several wrongful terminations. Those grievances are still pending as of this date, but the Company does not anticipate resolution of the arbitrations will have a material adverse effect on our results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. The consolidation suits between the Company, on the one hand, and three members of its former Board are still pending. On April 16, 2008, the Company filed an amended complaint, alleging that the defendant directors' failure to timely approve a refinancing package offered by the Company's largest lender caused the Company to default on its then-existing loans. Also on April 16, 2008, these directors filed cross-complaints against the Company for alleged failures to honor its indemnity obligations to them in this litigation. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. A trial date has been set for January 26, 2009, and the parties are currently moving forward with discovery. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations.

NOTE 15 - SUBSEQUENT EVENTS

         On June 19, 2008 the Company received a demand from OC-PIN requesting that it provide notice of a special shareholders meeting by no later than June 26, 2008, with the meeting to occur on a date during the week of July 21-25, 2008. OC PIN stated that the business to be conducted at the special shareholders meeting is to (1) repeal the amendment to the Company's bylaws on June 3, 2008 establishing a procedure for nominating candidates for election as director, (2) remove the entire Board of Directors of the Company, and (3) nominate and elect a new slate of individuals to the Board of Directors. On June 24, 2008, OC-PIN's counsel sent the Company an additional letter demanding that the Company immediately close its stock transfer books or immediately set the Record Date for the requested special shareholders meeting, and waive the record search required under Rule 14a-13(a)(3) of the Securities and Exchange Commission.

         On June 26, 2008, the Company sent OC-PIN a letter indicating that the Company could not comply with this demand because, among other reasons, OC-PIN has not furnished the consent of the Company's principal lender, which consent is required under the Company's Credit Agreements, aggregating up to $140.7 million, prior to taking any of the actions proposed to be taken by OC-PIN at the special shareholders meeting. In the absence of the lender's consent, the actions proposed by OC-PIN would entitle the lender to certain remedies which would have a material adverse effect on the Company and its shareholders. Further, OC-PIN had not followed the procedures contained in the Company's bylaws for nominating and electing directors of the Company, making the demand defective under the bylaws. Regarding the setting of a record date, the Company is obligated under Rule 14a-13(a)(3) to provide at least 20 business days prior notice to all banks, brokers and other "street name" holders of its stock in advance of the record date for any shareholder meeting at which the Company intends to solicit proxies or consents, and the Company would be in violation of this requirement if it acceded to the demand of OC-PIN's counsel to waive this requirement. The Company believes its positions are justified, and intends to vigorously oppose any attempt by OC-PIN to force the Company to take actions that would put it in default with its lender or cause it to violate the federal securities laws.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on the Company's results of operations or financial condition.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited consolidated statements of operations and income (loss) per share data for each quarter in the years ended March 31, 2008 and 2007:


                                                                   For the three months ended

                                         March 31, 2008       December 31, 2007    September 30, 2007      June 30, 2007
                                        -----------------     -----------------    ------------------     ----------------
Net operating revenues                  $         97,904      $         88,158      $         95,376      $         86,791

Operating income (loss)                 $          2,501      $         (2,558)     $          4,090      $         (2,808)

Net income (loss)                       $         (1,215)     $        (33,299)     $          1,126      $         (5,775)

Income (loss) per common share
                Basic                   $          (0.01)     $          (0.24)     $           0.01      $          (0.05)
                Diluted                 $          (0.01)     $          (0.24)     $           0.01      $          (0.05)

Weighted average shares outstanding
                Basic                            137,096               137,096               136,870               116,304
                Diluted                          137,096               137,096               190,370               116,304


                                                                   For the three months ended

                                         March 31, 2007       December 31, 2006    September 30, 2006      June 30, 2006
                                        -----------------     -----------------    ------------------     ----------------

Net operating revenues                  $         87,200      $         87,137      $         85,343      $         90,992

Operating income (loss)                 $           (402)     $         (4,317)     $         (4,681)     $            926

Net income (loss)                       $         (2,320)     $        (13,402)     $         (7,004)     $          2,188

Income (loss) per common share
                Basic                   $          (0.02)     $          (0.15)     $          (0.08)     $           0.03
                Diluted                 $          (0.02)     $          (0.15)     $          (0.08)     $           0.02

Weighted average shares outstanding
                Basic                            104,486                87,557                85,013                84,351
                Diluted                          104,486                87,557                85,013               127,297







      The following financial statement schedule is the only schedule required to be filed under the applicable accounting regulations of the Securities and Exchange Commission.


                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                               [amounts in 000's]


                                                                              BALANCE AT
                                                                             BEGINNING OF                                BALANCE AT
PERIOD                                     DESCRIPTION                          PERIOD       ADDITIONS    DEDUCTIONS   END OF PERIOD
------                                     -----------                          ------       ---------    ----------   -------------

Accounts Receivable:
      Year ended March 31, 2008            Allowance for doubtful accounts    $    2,355    $   49,679(1)  $   37,651    $   14,383
      Year ended March 31, 2007 (2)        Allowance for doubtful accounts    $    2,463    $   37,408     $   37,516    $    2,355
      Three months ended March 31, 2006    Allowance for doubtful accounts    $    3,148    $    8,330     $    9,015    $    2,463
      Year ended December 31, 2005         Allowance for doubtful accounts    $        -    $   37,349     $   34,201    $    3,148


Deferred tax assets:
      Year ended March 31, 2008            Valuation allowance                $   33,725    $    2,180     $        -    $   35,905
      Year ended March 31, 2007            Valuation allowance                $   19,041    $   14,684     $        -    $   33,725
      Three months ended March 31, 2006    Valuation allowance                $   14,775    $    4,266     $        -    $   19,041
      Year ended December 31, 2005         Valuation allowance                $      800    $   13,975     $        -    $   14,775
      Year ended December 31, 2004         Valuation allowance                $       41    $      759     $        -    $      800

(1) Includes additions to allowance related to repurchased accounts receivable.

(2) Additions and deductions for the year ended March 31, 2007 have been reclassified. Such reclassifications have no effect on the beginning or ending balances.