Form 10-Q
period 2008-06-30
Integrated Healthcare Holdings Inc
filed 2008-08-19
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2008; or

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

There were 161,973,929 shares outstanding of the registrant's common stock as of August 5, 2008.

================================================================================

                                EXPLANATORY NOTE

         On August 18, 2008, management of Integrated Healthcare Holdings, Inc. (the "Company") determined that the Company's unaudited consolidated financial statements for the year ended March 31, 2008 should be restated due to a technical violation of covenants under the Company's principal credit agreements arising from an overstatement of net revenues and accounts receivable and other operating expenses and accounts payable during the 2008 fiscal year. These errors resulted from the incorrect recording of certain contractual discounts for patient accounts receivable and revenue related to the Company's subactute unit at its Chapman facility. The correction of these errors resulted in noncompliance by the Company with the Minimum Fixed Charge Coverage Ratio at that date under its principal outside credit agreements (Note 4). Due to the technical violation of covenants under these credit agreements as of March 31, 2008, the Company was required to reclassify the non-current portion of its outstanding d ebt to current.

         The Company restated its consolidated financial statements for the year ended March 31, 2008, and intends to amend its Form 10-K which was originally filed with the SEC on July 14, 2008 to conform to this change. This Quarterly Report on Form 10-Q reflects the restatement of the Company's financial statements for the 2008 fiscal year. See Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements.


                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:                                                                3

         Condensed Consolidated Balance Sheets as of June 30, 2008 and March 31,              3
           2008, restated - (unaudited)

         Condensed Consolidated Statements of Operations for the three months                 4
           ended June 30, 2008 and 2007 - (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months                 5
           ended June 30, 2008 and 2007 - (unaudited)

         Notes to Condensed Consolidated Financial Statements -                               6
           (unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and                     29
           Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          42

Item 4.  Controls and Procedures                                                             42


         PART II - OTHER INFORMATION                                                         43

Item 1.  Legal Proceedings                                                                   43

Item 1A. Risk Factors                                                                        45

Item 6.  Exhibits                                                                            45

         Signatures                                                                          46

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (amounts in 000's, except par value)
                                   (unaudited)

                                                                                 JUNE 30,       MARCH 31,
                                                                                   2008           2008
                                                                                 ---------      ---------
                                                                                                (restated)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                  $   3,081      $   3,141
      Restricted cash                                                                   15             20
      Accounts receivable, net of allowance for doubtful
            accounts of $15,775 and $14,383, respectively                           57,220         57,482
      Inventories of supplies, at cost                                               5,830          5,853
      Due from governmental payers                                                   1,134          4,877
      Prepaid insurance                                                              3,071            721
      Other prepaid expenses and current assets                                      4,814          5,811
                                                                                 ---------      ---------
                        Total current assets                                        75,165         77,905

Property and equipment, net                                                         56,327         56,917
Debt issuance costs, net                                                               634            759
                                                                                 ---------      ---------
                        Total assets                                             $ 132,126      $ 135,581
                                                                                 =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Debt, current                                                              $  90,001     $   95,579
      Accounts payable                                                              47,803         46,681
      Accrued compensation and benefits                                             15,889         14,701
      Due to governmental payers                                                     3,067          1,690
      Accrued insurance retentions                                                  12,613         12,332
      Other current liabilities                                                      7,178          5,781
                                                                                 ---------      ---------
                          Total current liabilities                                176,551        176,764

Capital lease obligations, net of current portion
      of $416 and $406, respectively                                                 6,266          6,375
Minority interest in variable interest entity                                          781          1,150
                                                                                 ---------      ---------
                        Total liabilities                                          183,598        184,289
                                                                                 ---------      ---------

Commitments, contingencies and subsequent events

Stockholders' deficiency:
      Common stock, $0.001 par value; 400,000 shares authorized;
            137,096 shares issued and outstanding                                      137            137
      Additional paid in capital                                                    56,162         56,148
      Accumulated deficit                                                         (107,771)      (104,993)
                                                                                 ---------      ---------
                        Total stockholders' deficiency                             (51,472)       (48,708)
                                                                                 ---------      ---------
                        Total liabilities and stockholders' deficiency           $ 132,126      $ 135,581
                                                                                 =========      =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.






                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in 000's, except per share amounts)
                                   (unaudited)

                                                    FOR THE THREE MONTHS
                                                           ENDED
                                                          JUNE 30,
                                                  ------------------------
                                                    2008            2007
                                                  ---------      ---------


Net operating revenues                            $  93,562      $  86,791
                                                  ---------      ---------

Operating expenses:
          Salaries and benefits                      52,672         48,829
          Supplies                                   12,304         12,303
          Provision for doubtful accounts             9,743          8,231
          Other operating expenses                   17,193         16,857
          Loss on sale of accounts receivable            --          2,586
          Depreciation and amortization                 894            793
                                                  ---------      ---------
                                                     92,806         89,599
                                                  ---------      ---------

Operating income (loss)                                 756         (2,808)
                                                  ---------      ---------

Other income (expense):
          Interest expense, net                      (3,003)        (3,086)
                                                  ---------      ---------
                                                     (3,003)        (3,086)
                                                  ---------      ---------

Loss before provision for income
      taxes and minority interest                    (2,247)        (5,894)
          Provision for income taxes                     --             --
          Minority interest net loss (income)
               in variable interest entity             (531)           119
                                                  ---------      ---------

Net loss                                          $  (2,778)     $  (5,775)
                                                  =========      =========

Per Share Data:
      Income (loss) per common share
          Basic                                   ($   0.02)     ($   0.05)
          Diluted                                 ($   0.02)     ($   0.05)
      Weighted average shares outstanding
          Basic                                     137,096        116,304
          Diluted                                   137,096        116,304



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.






                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (amounts in 000's)
                                   (unaudited)

                                                                            FOR THE THREE MONTHS
                                                                                   ENDED
                                                                                 JUNE 30,
                                                                            --------------------
                                                                              2008        2007
                                                                            -------      -------
Cash flows from operating activities:
Net loss                                                                     $(2,778)     $(5,775)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of property and equipment                    894          793
      Provision for doubtful accounts                                          9,743        8,231
      Amortization of debt issuance costs and intangible assets                  125           --
      Minority interest in net income (loss) of variable interest entity         531         (119)
      Noncash share-based compensation expense                                    14           --
Changes in operating assets and liabilities:
      Accounts receivable                                                     (9,481)      (6,737)
      Security reserve funds                                                      --       (1,992)
      Deferred purchase price receivable                                          --        2,363
      Inventories of supplies                                                     23          (84)
      Due from governmental payers                                             3,743          (33)
      Prepaid insurance, other prepaid expenses and
        current assets, and other assets                                      (1,353)        (890)
      Accounts payable                                                         1,122          875
      Accrued compensation and benefits                                        1,188        1,364
      Due to governmental payers                                               1,377         (922)
      Accrued insurance retentions and other current liabilities               1,678         (956)
                                                                             -------      -------
        Net cash provided by (used in) operating activities                    6,826       (3,882)
                                                                             -------      -------

Cash flows from investing activities:
      Decrease in restricted cash                                                  5        4,968
      Additions to property and equipment                                       (304)        (139)
                                                                             -------      -------
        Net cash provided by (used in) investing activities                     (299)       4,829
                                                                             -------      -------

Cash flows from financing activities:
      Paydown on revolving line of credit, net                                (5,578)          --
      Variable interest entity distribution                                     (900)          --
      Payments on capital lease obligations                                     (109)         (59)
                                                                             -------      -------
        Net cash used in financing activities                                 (6,587)         (59)
                                                                             -------      -------

Net increase (decrease) in cash and cash equivalents                             (60)         888
Cash and cash equivalents, beginning of period                                 3,141        7,844
                                                                             -------      -------
Cash and cash equivalents, end of period                                     $ 3,081      $ 8,732
                                                                             =======      =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.


                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

         The accompanying unaudited condensed consolidated financial statements for Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2008, its results of operations for the three months ended June 30, 2008 and 2007, and its cash flows for the three months ended June 30, 2008 and 2007.

         The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2008 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on July 14, 2008 as well as with certain adjustments to the Form 10-K noted in Note 13 to this filing.

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company has incurred significant losses to date including a net loss of $2.8 million for the three months ended June 30, 2008 and has a working capital deficit of $101.4 million and accumulated stockholders' deficiency of $51.5 million at June 30, 2008. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of June 30, 2008 of $35.1 million based on eligible receivables, as defined (Note 4). In addition, the Company was not in compliance with the Minimum Fixed Charge Coverage Ratio, as defined, at March 31 and June 30, 2008, respectively, as well as the Minimum EBITDA covenant, as defined, at June 30, 2008, for which the Company had received a temporary covenant waiver for 30 days. The result of this noncompliance was to reclassify non current debt to current at June 30 and March 31, 2008, respectively (Note 13). The Company's liquidity is highly dependent upon the continued availability under this financing.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

         BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 9), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 46R, and, accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

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

         CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its debt from the same Lender (Note 4) and, thus, is subject to significant credit risk if they are unable to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57% and 65% of the net operating revenues for the three months ended June 30, 2008 and 2007, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

         USE OF ESTIMATES - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and prevailing practices for investor owned entities within the healthcare industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $1,392 and $12 as of June 30 and March 31, 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.485 to $22.185. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from a hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. There were no adjustments for Final Notice of Program Reimbursement received during the three months ended June 30, 2008 and 2007. As of June 30 and March 31, 2008, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $1,675 and $1,678, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $3,067 and $1,690 as of June 30 and March 31, 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments, or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB1100 and SB1255 programs. The Hospitals received supplemental payments of $7,596 and $3,755 during the three months ended June 30, 2008 and 2007, respectively. The related revenue recorded for the three months ended June 30, 2008 and 2007 was $3,854 and $3,496, respectively. As of June 30 and March 31, 2008, estimated DSH receivables of $1,134 and $4,877 are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         The following is a summary of due from and due to governmental payers:

                                        June 30,  March 31,
                                          2008       2008
                                         ------     ------

          Due from government payers
                        Medicaid         $1,134     $4,877
                                         ------     ------
                                         $1,134     $4,877
                                         ======     ======

          Due to government payers
                        Medicare         $1,392     $   12
                        Outlier           1,675      1,678
                                         ------     ------
                                         $3,067     $1,690
                                         ======     ======

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.3 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of June 30 and March 31, 2008. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

         TRANSFERS OF FINANCIAL ASSETS - Prior to refinancing its debt (Note 4), the Company sold substantially all of its billed accounts receivable to a financial institution. This arrangement terminated on October 9, 2007. The Company accounted for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company had surrendered control over those assets was accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in exchange.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         As of June 30 and March 31, 2008, cash and cash equivalents includes $3.0 million deposited in lock box accounts that are swept daily by the Lender under various credit agreements (Note 4).

         LETTERS OF CREDIT - At June 30 and March 31, 2008, the Company had outstanding standby letters of credit totaling $1.2 million and $1.4 million, respectively. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender (Note 4).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at June 30, 2008.

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses incurred in connection with the Company's refinancing paid to third parties (Note 4). These amounts are amortized over the financing agreements' three year life using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 4) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge during the year ended March 31, 2008. Debt issuance costs of $124.4 were amortized during the three months ended June 30, 2008. At June 30 and March 31, 2008, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $497.5 and $497.5, respectively, as the current portion of the debt issuance costs.

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

         In certain circumstances, members would receive healthcare services from hospitals not owned by the Company. In these cases, the Company records estimates of patient member claims incurred but not reported ("IBNR") for services provided by other healthcare institutions. IBNR claims are estimated using historical claims patterns, current enrollment trends, hospital pre-authorizations, member utilization patterns, timeliness of claims submissions, and other factors. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in the Company's results of operations in the periods when such amounts are determinable. Per guidance under SFAS No. 5, the Company accrues for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimated. The Company records a charge related to these IBNR claims against its net operating revenues. The Company's net revenues from CalOptima capitation, net of third party claims and estimates of IBNR claims, for the three months ended June 30, 2008 and 2007 were $.09 million and $0.06 million, respectively. IBNR claims accruals at June 30 and March 31, 2008 were $1.0 and $1.5 million, respectively. The Company's direct cost of providing services to patient members is included in the Company's normal operating expenses.

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Effective April 1, 2006, the Company adopted SFAS No. 123R (Note 6).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the unaudited condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including debt. The recorded carrying value of such financial instruments approximates a reasonable estimate of their fair value.

         Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. Issued in February 2008, FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157. FASB Staff Position No. 157-2, "Partial Deferral of the Effective Date of Statement 157," deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

         The Company adopted SFAS No. 157 as of April 1, 2008 for financial assets and financial liabilities. There was no material impact on our consolidated financial position and results of operations for the three months ended June 30, 2008. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

         SFAS No. 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

         Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities.

         Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

         Level 3:     Unobservable inputs for the asset or liability.

         The Company will endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its debt is Level 3 in the fair value hierarchy above. The Company currently has no financial instruments subject to fair value measurement on a recurring basis.

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

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 9). Due to the net losses incurred by the Company, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share for those periods presented in the accompanying unaudited condensed consolidated statements of operations with net losses.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

         On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. The Company implemented this interpretation as of April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

         The Company's four general Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. This region is an operating segment, as defined by SFAS No. 131("Disclosures about Segments of an Enterprise and Related Information"). In addition, the Company's general Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         RECENTLY ENACTED ACCOUNTING STANDARDS - On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). This Statement does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R ("Business Combinations"), regardless of whether those assets and liabilities are related to leases.

         On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS 157 until April 1, 2009 as it relates to our non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The statement is effective for financial statements for fiscal years beginning after November 15, 2007. Effective April 1, 2008, the Company adopted SFAS 159. The adoption of SFAS 159 had no impact on the Company's consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated results of operations or financial position.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (Note 4). The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, the APA was terminated and the Company repurchased the remaining outstanding accounts that been sold.

         The loss on sale of accounts receivable for the three months ended June 30, 2007 is comprised of the following.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



                                                        For the three
                                                         months ended
                                                        June 30, 2007
                                                          -------
Transaction Fees deducted from Security
      Reserve Funds - closed purchases                    $ 1,084
Change in accrued Transaction Fees - open purchases           (32)
                                                          -------
      Total Transaction Fees incurred                       1,052
                                                          -------
Servicing expense for sold accounts receivable
       - closed purchases                                   1,534
Change in accrued servicing expense for sold accounts
      receivable - open purchases                            --
                                                          -------
      Total servicing expense incurred                      1,534
                                                          -------
Loss on sale of accounts receivable
      for the period                                      $ 2,586
                                                          =======

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                    June 30,     March 31,
                                                      2008          2008
                                                    --------      --------

     Buildings                                      $ 33,791      $ 33,791
     Land and improvements                            13,523        13,523
     Equipment                                        10,824        10,520
     Assets under capital leases                       7,464         7,464
                                                    --------      --------
                                                      65,602        65,298
     Less accumulated depreciation                    (9,275)       (8,381)
                                                    --------      --------

            Property and equipment, net             $ 56,327      $ 56,917
                                                    ========      ========

         Essentially all land and buildings are owned by PCHI (Notes 9, 10 and 11).

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

         The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. Three of the four Hospitals have requested HAZUS review and two of them have already received a favorable notice pertaining to structural reclassification.

         There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company's cash flow.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



NOTE 4 - DEBT

         The Company's debt payable to affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") consists of the following.

                                                         June 30,    March 31,
                                                           2008        2008
                                                          -------     -------
                                                                    (restated)
     Current:

     Revolving line of credit, outstanding borrowings     $ 4,301     $ 9,879
     Convertible note                                      10,700      10,700
     Secured term note                                     45,000      45,000
     Secured line of credit, outstanding borrowings        30,000      30,000
                                                          -------     -------
                                                          $90,001    $ 95,579
                                                          =======     =======

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)


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

         Based on eligible receivables, as defined, the Company had approximately $35.1 million of additional availability under its $50.0 million Revolving Line of Credit at June 30, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as non current at March 31, 2008. The Company was in compliance with all covenants, as amended, except for the amended Minimum Fixed Charge Coverage Ratio of 0.4 and Minimum EBITDA, as defined, for which the Company obtained temporary waivers from the Lender for noncompliance at June 30, 2008. However, since it is uncertain as to whether or not the Company can meet the financial covenants subsequent to June 30, 2008, the Company's non curre nt debt of $85.7 million has been reclassified to current debt in the accompanying unaudited condensed consolidated balance sheets. In addition, as a result of the error identified (Note 13), the Company was also not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4 at March 31, 2008. As a result of this technical default, the comparative unaudited condensed consolidated balance sheet at March 31, 2008 has been reclassified to reflect all the debt as current in accordance with SFAS 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A." This has been reviewed with the Lender who has responded that the variance is not material to the Lender. The Company has not received a notice of default from the Lender.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 11). Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 11).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

         Upon the Company's refinancing (Note 4) and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants. These remaining Restructuring Warrants were exercised subsequent to June 30, 2008 (Note 12).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

NOTE 6 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of June 30, 2008, the maximum aggregate number of shares under the Plan was 14.2 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, non-qualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

         In accordance with SFAS No. 123R, the Company recorded $14.0 of compensation expense relative to stock options during the three months ended June 30, 2008. No options were granted prior to August 6, 2007. A summary of stock option activity for the period from March 31 through June 30, 2008 is presented as follows.


                                                        Weighted-
                                                         average
                                            Weighted-   remaining
                                             average   contractual   Aggregate
                                             exercise      term      intrinsic
                                 Shares       price      (years)       value
                                 -----      --------   --------    ------------

 Outstanding, March 31, 2008     7,445      $   0.24
      Granted                       --
      Exercised                     --
      Forfeited or expired        (290)     $   0.26

 Outstanding, June 30, 2008      7,155      $   0.24         6.2    $         --
                                ======      ========  ==========    ============
 Exercisable at June 30, 2008    4,393      $   0.24         6.2    $         --
                                ======      ========  ==========    ============

No options were granted or exercised during the three months ended June 30, 2008.

         A summary of the Company's nonvested shares as of June 30, 2008, and changes during the three months ended June 30, 2008 is presented as follows.

                                                 Weighted-
                                                  average
                                                 grant date
                                     Shares      fair value
                                     ------      ---------

     Nonvested at March 31, 2008      2,982      $   0.05
     Granted                             --      $     --
     Vested                              --      $     --
     Forfeited                         (290)     $   0.03
                                     ------      ========
     Nonvested at June 30, 2008       2,692      $   0.05
                                     ======      ========

         As of June 30, 2008, there was $138.0 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



NOTE 7 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended June 30, 2008 and 2007, the Company incurred expenses of $766.4 and $717.3, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

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

         Since the Company incurred losses for the three months ended June 30, 2008 and 2007, antidilutive potential shares of common stock, consisting of approximately 149 million and 83 million shares, respectively, issuable under warrants and stock options have been excluded from the calculations of diluted loss per share for those periods.

NOTE 9 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their option to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 4)). The Company remains primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (Note 1), a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its unaudited condensed consolidated financial statements at June 30 and March 31, 2008.

NOTE 10 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLCs, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. As the result of the partial exercise of the Restructuring Warrants, Dr. Chaudhuri and Mr. Thomas are constructively the holders of 49.5 million and 28.7 million shares of the outstanding stock of the Company as of June 30, 2008. They are also the owners of the Restructuring Warrants to purchase up to 24.9 million shares of future stock in the Company, issuable as of October 9, 2007 due to an antidilution feature of the warrant (Note 5). These remaining Restructuring Warrants were exercised subsequent to June 30, 2008 (Note 12). As described in
Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         During the three months ended June 30, 2008 and 2007, the Company paid $1.4 million and $1.1 million, respectively, to a supplier that is also a shareholder of the Company.

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

         Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the College Avenue Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation. This transaction with PCHI is eliminated in consolidation (Note 11).

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023.The Company also leases certain equipment under capital leases expiring at various dates through January 2013. No new capital lease agreements were entered into during the three months ended June 30, 2008.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2008, the Company had accrued $9.9 million and $9.9 million, respectively, which is comprised of $3.4 million and $3.0 million, respectively, in incurred and reported claims, along with $6.5 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2008, the Company had accrued $971 and $710, respectively, comprised of $340 and $169, respectively, in incurred and reported claims, along with $631 and $541, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at June 30 and March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30 and March 31, 2008, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 6.35% per annum. The Company incurred finance charges relating to such policies of $22.9 and $52.5 during the three months ended June 30, 2008 and 2007, respectively. As of June 30 and March 31, 2008, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

                                           June 30, 2008     March 31, 2008
                                         ----------------   ----------------

Prepaid insurance                         $       3,071      $          721

Accrued insurance premiums                $       2,525      $          299
(Included in other current liabilities)

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



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

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleges the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleges the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. The consolidation suits between the Company, on the one hand, and three members of its former Board are still pending. On April 16, 2008, the Company filed an amended complaint, alleging that the defendant directors' failure to timely approve a refinancing package offered by the Company's largest lender caused the Company to default on its then-existing loans. Also on April 16, 2008, these directors filed cross-complaints against the Company for alleged failures to honor its indemnity obligations to them in this litigation. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. A trial date has been set for January 26, 2009, and the parties are currently moving forward with discovery. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations or financial position.

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008 OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. The complaint seeks no affirmative relief against the Company specifically, but at this early stage in the proceedings, the Company is unable to determine the impact, if any, the suit may have on its results of operations or financial position.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. No hearing dates have yet been set, however the Company does not believe that the Company's compliance with any resulting court order will have a material effect on its results of operations or financial position.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)


         On June 19, 2008, the Company received correspondence from OC-PIN demanding that the Company notice a special shareholders' meeting no later than June 26, 2008, to occur during the week of July 21 - 25, 2008. The stated purpose of the meeting was to (1) repeal a bylaws provision setting forth a procedure for nomination of director candidates by shareholders, (2) remove the Company's entire Board of Directors, and (3) elect a new Board of Directors. The Company denied this request based on, among other reasons, failure to comply with the appropriate bylaws and SEC procedures and failure to comply with certain requirements under the Company's credit agreements with its primary lender. On June 26, 2008, the Company sent OC-PIN a letter indicating that the Company could not comply with this demand because, among other reasons, OC-PIN has not furnished the consent of the Company's principal lender, which consent is required under the Company's Credit Agreements, aggregating up to $140.7 million, prior to taking any of the actions proposed to be taken by OC-PIN at the special shareholders meeting. In the absence of the lender's consent, the actions proposed by OC-PIN would entitle the lender to certain remedies which would have a material adverse effect on the Company and its shareholders. Further, OC-PIN had not followed the procedures contained in the Company's bylaws for nominating and electing directors of the Company, making the demand defective under the bylaws. Regarding the setting of a record date, the Company is obligated under Rule 14a-13(a)(3) to provide at least 20 business days prior notice to all banks, brokers and other "street name" holders of its stock in advance of the record date for any shareholder meeting at which the Company intends to solicit proxies or consents, and the Company would be in violation of this requirement if it acceded to the demand of OC-PIN's counsel to waive this requirement. OC-PIN repeated its request on July 29, 2008, and on July 30, 2008, filed a petition for writ of mandate in the Orange County Superior Court seeking a court order to compel the Company to hold a special shareholders' meeting or, alternatively, to require the Company to allow certain director candidates OC-PIN had attempted to nominate, which nominations the Company deemed untimely, to be included as director nominees at the Company's September 2, 2008 annual shareholders meeting. On August 18, 2008, the Court denied OC-PIN's petition.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)





         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on its results of operations or financial position.

NOTE 12 - SUBSEQUENT EVENTS

         On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million.

         The Purchase Agreement provides Dr. Chaudhuri and Mr. Thomas with certain pre-emptive rights to maintain their respective levels of ownership of the Company's common stock by acquiring additional equity securities concurrent with future issuances by the Company of equity securities or securities or rights convertible into or exercisable for equity securities and also provides them with demand registration rights. These pre-emptive rights and registration rights superseded and replaced their existing pre-emptive rights and registration rights. The Purchase Agreement also contains a release, waiver and covenant not to sue Dr. Chaudhuri in connection with his entry into the Option and Standstill Agreement described below and the consummation of the transactions contemplated under that agreement. Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding Restructuring Warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)



         Concurrent with the execution of the Purchase Agreement, the Company and the Lender, and its affiliate, Healthcare Financial Management & Acquisitions, Inc., a Nevada corporation ("HFMA" and collectively with the Lender, "MCC") entered into an Early Loan Payoff Agreement (the "Payoff Agreement"). The Company used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. The Company is obligated under the Payoff Agreement to use the proceeds it receives from the future exercise, if any, of the Investor's purchase right under the Purchase Agreement, plus additional Company funds as may then be necessary, to pay down the remaining balance of the $10.7 million Convertible Term Note under the Payoff Agreement. Under the Payoff Agreement, once the Company has fully repaid early the entire $10.7 million Convertible Term Note, the Company has an option to extend the maturity dates of the $80.0 million Credit Agreement and the $50.0 million Revolving Credit Agreement from October 8, 2010 to October 8, 2011.

         Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri and MCC entered into an Option and Standstill Agreement pursuant to which MCC agreed to sell (i) the 4.95% Warrant, and (ii) the 31.09% Warrant (together with the 4.95% Warrant, the "Warrants"). The Warrants will not be sold to Dr. Chaudhuri unless he so elects within six years after the Company pays off all remaining amounts due to MPFC II and MPFC I pursuant to (i) the $80.0 million Credit Agreement and (ii) the $50.0 million Revolving Credit Agreement. MCC also agreed not to exercise or transfer the Warrants unless a payment default occurs and remains uncured for a specified period. The Option and Standstill Agreement further provides that if the full early payoff of the $10.7 million Convertible Term Note does not occur by January 10, 2009, then that agreement and Dr. Chaudhuri's right to purchase the Warrants will terminate.

NOTE 13 - RESTATEMENT OF CONDENSED CONSOLIDATED BALANCE SHEET AT MARCH 31, 2008

         On August 18, 2008, the Company's management determined that the Company's unaudited consolidated financial statements for the year ended March 31, 2008 should be restated due to an error in the overstatement of net revenues and accounts receivable and other operating expenses and accounts payable. More specifically, the Company determined that the restatements with respect to its financial statements for the year ended March 31, 2008 were necessary to correctly reflect the contractual discounts for patient accounts receivable and revenue related to the Company's subactute unit at its Chapman facility. The correction of this error resulted in the noncompliance of the Company's debt service coverage ratio at that date (Note 4). This has been reviewed with the Lender who has responded that the variance is not material to the Lender. However, SFAS 78 does not permit recognition of amendments or waivers that occur after the issuance of the Company's Form 10-K issued on July 14, 2008. Accordingly, the Company has restated its consolidated financial statements for the year ended March 31, 2008 and is amending its Form 10-K originally filed with the SEC on July 14, 2008.

         The correction of these errors resulted in the following adjustments to the accumulated deficit at March 31, 2008.

Accumulated deficit as previously reported                            $(104,553)

Overstatement of accounts receivable                                       (508)
Overstatement of accounts payable                                            68

                                                                      ---------
Accumulated deficit as restated                                       $(104,993)
                                                                      =========

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                  (UNAUDITED)

         The following table sets forth the amounts as originally reported in the Company's consolidated balance sheet as of March 31, 2008, and the consolidated statement of operations for year then ended and the effects of the correction of the error as described above:

                                                        As of March 31, 2008
                                                     --------------------------
                                                        As
                                                    previously            As
                                                     reported          restated
                                                     ---------        ---------
Balance sheet:
   Accounts receivable                               $  57,990        $  57,482
   Total assets                                        136,089          135,581
   Debt, current                                         9,879           95,579
   Debt, non current                                    85,700               --
   Accounts payable                                     46,749           46,681
   Total liabilities                                   184,357          184,289
   Accumulated deficit                                (104,553)        (104,993)
   Total stockholders' deficiency                      (48,268)         (48,708)

Statement of operations
   Net operating revenues                              368,229          367,721
   Operating income (loss)                               1,225              785
   Loss before minority interest and
    provision for income taxes                         (37,661)         (38,101)
   Net loss                                            (39,163)         (39,603)
   Earnings (loss) per common share                  $   (0.30)       $   (0.30)
   Earnings (loss) per common share                  $   (0.30)       $   (0.30)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed on July 14, 2008 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

         Unless otherwise indicated, all amounts included in this Item 2 are expressed in thousands (except percentages and per share amounts).

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

SIGNIFICANT CHALLENGES

         COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In July 2008, the Company issued equity securities to an existing shareholder (see "SUBSEQUENT EVENTS").

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $2.8 million and had a working capital deficit of $101.4 million at June 30, 2008.

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

         Management has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care and other patient revenues improved $6.8 million during the three months ended June 30, 2008 compared to the same period in fiscal year 2008.

         Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended June 30, 2008 and 2007 were $83.8 million and $78.6 million, respectively, representing an increase of 6.6%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments for Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues decreased $2.3 million for the three months ended June 30, 2008 compared to the same period in fiscal year 2008.

         Inpatient admissions decreased by 1.7% to 6.6 for the three months ended June 30, 2008 compared to 6.7 for the three months ended June 30, 2007.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and loss on sale of accounts receivable for the three months ended June 30, 2008 were $92.8 million, or 6.7%, higher than for the same period in fiscal year 2008. The most significant factor of this increase was the $1.5 million increase in the provision for doubtful accounts due to an increase in assignment of insurance accounts for legal collection efforts and $3.8 million increase in salaries and benefits. Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         The terms of the new financing are expected to reduce the Company's cost of capital by $4.5 million in the first year of the new financing. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of June 30, 2008 of $35.1 million based on eligible receivables, as defined.

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

         Based on eligible receivables, as defined, the Company had approximately $35.1 million of additional availability under its Revolving Line of Credit at June 30, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants, as amended, including debt service coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the minimum fixed charge coverage ratio, as defined, was reduced from 1.0 to 0.4. The Company was in compliance with all covenants, as amended, except for the amended debt service coverage ratio of 0.4 and Minimum EBITDA, as defined, for the which the Company obtained temporary waivers from the Lender for noncompliance at June 30, 2008. However, since it is uncertain as to whether or not the Company can meet the financial covenants subsequent to June 30, 2008, the Company's non current debt of $85.7 million has been reclassified to current debt in the accompanying unaudited condensed consolidated balance sheets.

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

         As a result of the Company's refinancing, the remaining 24.9 million warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the October 9, 2007 effective date of the refinancing (See "RESTRUCTURING WARRANTS"). These warrants were exercised in July 2008 (see "SUBSEQUENT EVENTS").

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

         SUBSEQUENT EVENTS - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million.

         The Purchase Agreement provides Dr. Chaudhuri and Mr. Thomas with certain pre-emptive rights to maintain their respective levels of ownership of the Company's common stock by acquiring additional equity securities concurrent with future issuances by the Company of equity securities or securities or rights convertible into or exercisable for equity securities and also provides them with demand registration rights. These pre-emptive rights and registration rights superseded and replaced their existing pre-emptive rights and registration rights. The Purchase Agreement also contains a release, waiver and covenant not to sue Dr. Chaudhuri in connection with his entry into the Option and Standstill Agreement described below and the consummation of the transactions contemplated under that agreement. Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding Restructuring Warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million.

         Concurrent with the execution of the Purchase Agreement, the Company and the Lender, and its affiliate, Healthcare Financial Management & Acquisitions, Inc., a Nevada corporation ("HFMA" and collectively with the Lender, "MCC") entered into an Early Loan Payoff Agreement (the "Payoff Agreement"). The Company used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. The Company is obligated under the Payoff Agreement to use the proceeds it receives from the future exercise, if any, of the Investor's purchase right under the Purchase Agreement, plus additional Company funds as may then be necessary, to pay down the remaining balance of the $10.7 million Convertible Term Note under the Payoff Agreement. Under the Payoff Agreement, once the Company has fully repaid early the entire $10.7 million Convertible Term Note, the Company has an option to extend the maturity dates of the $80.0 million Credit Agreement and the $50.0 million Revolving Credit Agreement from October 8, 2010 to October 8, 2011.

         Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri and MCC entered into an Option and Standstill Agreement pursuant to which MCC agreed to sell (i) the 4.95% Warrant, and (ii) the 31.09% Warrant (together with the 4.95% Warrant, the "Warrants"). The Warrants will not be sold to Dr. Chaudhuri unless he so elects within six years after the Company pays off all remaining amounts due to MPFC II and MPFC I pursuant to (i) the $80.0 million Credit Agreement and (ii) the $50.0 million Revolving Credit Agreement. MCC also agreed not to exercise or transfer the Warrants unless a payment default occurs and remains uncured for a specified period. The Option and Standstill Agreement further provides that if the full early payoff of the $10.7 million Convertible Term Note does not occur by January 10, 2009, then that agreement and Dr. Chaudhuri's right to purchase the Warrants will terminate.

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

         CASH FLOW - Net cash provided by (used in) operating activities for the three months ended June 30, 2008 and 2007 was $6.8 million and $(3.9) million, respectively, including net losses, adjusted for depreciation and other non-cash items (excludes provision for doubtful accounts and minority interest) of $1.7 million and $5.0 million, respectively. The Company produced $8.6 million and $1.1 million in working capital for the three months ended June 30, 2008 and 2007, respectively. Net cash produced in working capital activities primarily reflects payments by the State for indigent care. Cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $4.0 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively. Cash provided by (used in) accounts receivable, including security reserve fund and deferred purchase price receivable in fiscal year 2008 (net of provision for doubtful accounts), was $0.3 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively.

         Net cash provided by (used in) investing activities during the three months ended June 30, 2008 and 2007 was $(0.3) million and $4.8 million, respectively. In the three months ended June 30, 2008 and 2007, the Company invested $0.3 million and $0.1 million in cash, respectively, in new equipment. During the three months ended June 30, 2007, $5.0 million in restricted cash was released to the Company.

         Net cash used in financing activities for the three months ended June 30, 2008 and 2007 was $6.6 million and $0.1 million, respectively. The increase in net cash used in financing activities for the three months ended June 30, 2008 was primarily represented by $5.6 million in pay down of credit facilities.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

         The following table sets forth, for the three months ended June 30, 2008 and 2007, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

                                                     Three months ended June 30,
                                                    ----------------------------
                                                       2008            2007
                                                    ------------    ------------

Net operating revenues                                   100.0%          100.0%
Operating expenses                                        99.2%          103.2%

                                                    ------------    ------------
Operating income (loss)                                    0.8%           (3.2%)
                                                    ------------    ------------

Other expense:
     Interest expense, net                                (3.2%)          (3.6%)
                                                    ------------    ------------
Other expense, net                                        (3.2%)          (3.6%)
                                                    ------------    ------------

Loss before provision for income
     taxes and minority interest                          (2.4%)          (6.8%)
Minority interest in variable interest entity             (0.6%)           0.1%

                                                    ------------    ------------
Net loss                                                  (3.0%)          (6.7%)
                                                    ============    ============

         NET OPERATING REVENUES - Net operating revenues for the three months ended June 30, 2008 increased 7.8% compared to the same period in fiscal year 2008, from $86.8 million to $93.6 million. Admissions for the three months ended June 30, 2008 decreased 1.7% compared to the same period in fiscal year 2008. Revenue per admission improved by 9.6% during the three months ended June 30, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended June 30, 2008 and 2007 were $2.3 million and $1.6 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57% and 65% of the net operating revenues for the three months ended June 30, 2008 and 2007, respectively.

         Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectable Revenues were $83.8 million (net revenues of $93.5 million less $9.7 million in provision for doubtful accounts) and $78.6 million (net revenues of $86.8 million less $8.2 million in provision for doubtful accounts) for the three months ended June 30, 2008 and 2007, respectively, an increase of $5.2 million, or 8.5% per admission.

         OPERATING EXPENSES - Operating expenses for the three months ended June 30, 2008 increased to $92.8 million from $89.6 million, an increase of $3.2 million, or 3.6%, compared to the same period in fiscal year 2008. Operating expenses expressed as a percentage of net operating revenues for the three months ended June 30, 2008 and 2007 were 99.2% and 103.2%, respectively. This improvement is substantially a result of the improvement in revenues and termination of the APA. On a per admission basis, operating expenses increased 5.3%.

         Salaries and benefits increased $3.8 million (7.9%) for the three months ended June 30, 2008 compared to the same period in fiscal year 2008, primarily due to wage increases, benefit accruals, and increases in headcount that replaced higher cost contract service providers. This increase also reflects a $1.5 million difference in classification of accounts receivable servicing expense for the three months ended June 30, 2008 and 2007. Under the APA these costs were included in the loss on sale of accounts receivable. Upon reacquisition of the accounts receivable, comparable servicing costs are included in salaries and benefits. Other operating expenses relative to net operating revenues for the three months ended June 30, 2008 were substantially unchanged compared to the same period in fiscal year 2008.

         The provision for doubtful accounts for the three months ended June 30, 2008 increased to $9.7 million from $8.2 million, or 18.3%, compared to the same period in fiscal year 2008. The increase in the provision for doubtful accounts for the three months ended June 30, 2008 is primarily due to an increase in assignment of insurance accounts for legal collection efforts.

         The loss on sale of accounts receivable for the three months ended June 30, 2008 and 2007 was $0 and $2.6 million, respectively. The decrease is due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME (LOSS) - Operating income for the three months ended June 30, 2008 was $0.8 million compared to a loss of $2.8 million for the three months ended June 30, 2007. The increase in income in fiscal year 2009 is primarily due to the increase in revenues, and termination of the APA and repurchase of previously sold receivables in connection with the refinancing.

         OTHER INCOME (EXPENSE) - Interest expense for the three months ended June 30, 2008 ($3.0 million) was comparable to the same period in fiscal year 2008 ($3.1 million).

         NET LOSS - Net loss for the three months ended June 30, 2008 was $2.8 million compared to a net loss of $5.8 million for the same period in fiscal year 2008.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $1,392 and $12 as of June 30 and March 31, 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.485 to $22.185. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from a hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. There were no adjustments for Final Notice of Program Reimbursement received during the three months ended June 30, 2008 and 2007. As of June 30 and March 31, 2008, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $1,675 and $1,678, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $3,067 and $1,690 as of June 30 and March 31, 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments, or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB1100 and SB1255 programs. The Hospitals received supplemental payments of $7,596 and $3,755 during the three months ended June 30, 2008 and 2007, respectively. The related revenue recorded for the three months ended June 30, 2008 and 2007 was $3,854 and $3,496, respectively. As of June 30 and March 31, 2008, estimated DSH receivables of $1,134 and $4,877 are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.3 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of June 30 and March 31, 2008. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying unaudited condensed consolidated financial statements.

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

         TRANSFERS OF FINANCIAL ASSETS - Prior to refinancing its debt, the Company sold substantially all of its billed accounts receivable to a financial institution. This arrangement terminated on October 9, 2007. The Company accounted for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company had surrendered control over those assets was accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in exchange.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2008, the Company had accrued $9.9 million and $9.9 million, respectively, which is comprised of $3.4 million and $3.0 million, respectively, in incurred and reported claims, along with $6.5 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2008, the Company had accrued $971 and $710, respectively, comprised of $340 and $169, respectively, in incurred and reported claims, along with $631 and $541, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at June 30 and March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30 and March 31, 2008, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

RECENT ACCOUNTING STANDARDS

         On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). This Statement does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R ("Business Combinations"), regardless of whether those assets and liabilities are related to leases.

         On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS 157 until April 1, 2009 as it relates to our non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The statement is effective for financial statements for fiscal years beginning after November 15, 2007. Effective April 1, 2008, the Company adopted SFAS 159. The adoption of SFAS 159 had no impact on the Company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated results of operations or financial position.

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

         In May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of June 30 2008, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

         As of June 30, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company identified a potential weakness in the level of clerical effort involved in the calculation of contractual discounts for certain long term patients and implemented new procedures that centralize the calculations and provide greater structure and oversight designed to reduce the risk of clerical error. The Company identified as a result of this change clerical errors at one of its facilities that, while not otherwise material, resulted in a technical violation of its loan covenants because they were not detected timely. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008 as previously reported. We believe the modified procedures provide adequate evidence that the weakness was remediated as of June 30, 2008.

         During the quarter ended June 30, 2008, there were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleges the defendants breached fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleges the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. The consolidation suits between the Company, on the one hand, and three members of its former Board are still pending. On April 16, 2008, the Company filed an amended complaint, alleging that the defendant directors' failure to timely approve a refinancing package offered by the Company's largest lender caused the Company to default on its then-existing loans. Also on April 16, 2008, these directors filed cross-complaints against the Company for alleged failures to honor its indemnity obligations to them in this litigation. Given the favorable rulings on July 11, 2007 and other factors, the Company continues to prosecute its original action in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendants' alleged multiple breaches of fiduciary duty and other wrongful conduct. A trial date has been set for January 26, 2009, and the parties are currently moving forward with discovery. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations or financial position.

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008 OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. The complaint seeks no affirmative relief against the Company specifically, but at this early stage in the proceedings, the Company is unable to determine the impact, if any, the suit may have on its results of operations or financial position.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. No hearing dates have yet been set, however the Company does not believe that the Company's compliance with any resulting court order will have a material effect on its results of operations or financial position.

         On June 19, 2008, the Company received correspondence from OC-PIN demanding that the Company notice a special shareholders' meeting no later than June 26, 2008, to occur during the week of July 21 - 25, 2008. The stated purpose of the meeting was to (1) repeal a bylaws provision setting forth a procedure for nomination of director candidates by shareholders, (2) remove the Company's entire Board of Directors, and (3) elect a new Board of Directors. The Company denied this request based on, among other reasons, failure to comply with the appropriate bylaws and SEC procedures and failure to comply with certain requirements under the Company's credit agreements with its primary lender. On June 26, 2008, the Company sent OC-PIN a letter indicating that the Company could not comply with this demand because, among other reasons, OC-PIN has not furnished the consent of the Company's principal lender, which consent is required under the Company's Credit Agreements, aggregating up to $140.7 million, prior to taking any of the actions proposed to be taken by OC-PIN at the special shareholders meeting. In the absence of the lender's consent, the actions proposed by OC-PIN would entitle the lender to certain remedies which would have a material adverse effect on the Company and its shareholders. Further, OC-PIN had not followed the procedures contained in the Company's bylaws for nominating and electing directors of the Company, making the demand defective under the bylaws. Regarding the setting of a record date, the Company is obligated under Rule 14a-13(a)(3) to provide at least 20 business days prior notice to all banks, brokers and other "street name" holders of its stock in advance of the record date for any shareholder meeting at which the Company intends to solicit proxies or consents, and the Company would be in violation of this requirement if it acceded to the demand of OC-PIN's counsel to waive this requirement. OC-PIN repeated its request on July 29, 2008, and on July 30, 2008, filed a petition for writ of mandate in the Orange County Superior Court seeking a court order to compel the Company to hold a special shareholders' meeting or, alternatively, to require the Company to allow certain director candidates OC-PIN had attempted to nominate, which nominations the Company deemed untimely, to be included as director nominees at the Company's September 2, 2008 annual shareholders meeting. On August 18, 2008, the Court denied OC-PIN's petition.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on its results of operations or financial position.

ITEM 1A. RISK FACTORS

         There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 6. EXHIBITS

Exhibit
Number    Description
------    -----------

10.1 Securities Purchase Agreement, dated effective as of July 18, 2008, among the Company, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on July 21, 2008).

10.2 Early Loan Payoff Agreement, dated effective as of July 18, 2008, among the Company; WMC-SA, Inc.; WMC-A, Chapman Medical Center, Inc.; Coastal Communities Hospital, Inc.; Medical Provider Financial Corporation I; Medical Provider Financial Corporation II, Medical Provider Financial Corporation III; and Healthcare Financial Management & Acquisitions, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on July 21, 2008).

10.2.1 Amendment No. 1 to Common Stock Warrant, dated effective as of July 18, 2008 (4.95% Warrant), between the Company and Healthcare Financial Management & Acquisitions, Inc. (incorporated herein by reference to
         Exhibit 10.2.1 to the Registrant's Report on Form 8-K filed on July 21,
         2008).

10.2.2 Amendment No. 3 to Common Stock Warrant, dated effective as of July 18, 2008 (31.09% Warrant), between the Company and Healthcare Financial Management & Acquisitions, Inc. (incorporated herein by reference to
         Exhibit 10.2.2 to the Registrant's Report on Form 8-K filed on July 21,
         2008).

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


                                        INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 19, 2008                By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)