Form 10-K/A
period 2008-03-31
Integrated Healthcare Holdings Inc
filed 2008-08-22
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

================================================================================

                                EXPLANATORY NOTE


         This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the annual report of Integrated Healthcare Holdings, Inc. (the "Company") on Form 10-K for the year ended March 31, 2008 as filed with the Securities and Exchange Commission on July 14, 2008 (the "Original Filing"). On August 20, 2008, the Company's Audit Committee determined that the Company's consolidated financial statements for the year ended March 31, 2008 should be restated due to a technical violation of covenants under the Company's principal credit agreements arising from an overstatement of net revenues and accounts receivable and other operating expenses and accounts payable during the 2008 fiscal year. These errors resulted from the incorrect recording of certain contractual discounts for patient accounts receivable and revenue related to the Company's subacute unit at its Chapman facility. The correction of these errors resulted in noncompliance by the Company with the amended Minimum Fixed Charge Coverage Ratio at March 31, 2008 under its principal outside credit agreements (Note 5). Due to the technical violation of covenants under these credit agreements as of March 31, 2008, the Company was required to reclassify the non-current portion of its outstanding debt to current.

         The Company restated its consolidated financial statements for the year ended March 31, 2008, and has included the restated consolidated financial statements in this Form 10-K/A. See Note 16 in the accompanying notes to consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.

                                   FORM 10-K/A

                 ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2008

                                TABLE OF CONTENTS

PART I.........................................................................3

   ITEM 1. BUSINESS............................................................3

   ITEM 1A. RISK FACTORS......................................................18

   ITEM 2. PROPERTIES.........................................................25

   ITEM 3. LEGAL PROCEEDINGS..................................................27

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................29

PART II.......................................................................30

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....30

   ITEM 6. SELECTED FINANCIAL DATA............................................32

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................33

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........52

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................52

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ........................................52

   ITEM 9A. CONTROLS AND PROCEDURES...........................................52

   ITEM 9B. OTHER INFORMATION.................................................54

PART III......................................................................55

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............55

   ITEM 11. EXECUTIVE COMPENSATION............................................59

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS ................................63

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE....................................................64

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................67

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES........................68

SIGNATURES....................................................................71

                                     PART I

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K/A contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" herein that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

ITEM 1A. RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report. Our business is subject to a number of risks and uncertainties - many of which are beyond our control - that may cause our actual operating results or financial performance to be materially different from our expectations. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K/A including our consolidated financial statements and related notes. In such case, the trading price of our common stock could decline, and shareholders could lose all or part of their investment.

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

         As of March 31, 2008, we had an accumulated deficit of $104,993,000. We incurred a net loss of $ 39,603,000 for the year ended March 31, 2008. A component of this loss relating to warrants, totaling $25,677,000, was reclassified in accordance with generally accepted accounting principles from a liability to equity, so its impact on our stockholders' deficiency was zero. This loss, among other things, has had a material adverse effect on our stockholders' equity and working capital. We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, and new issues of equity. However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2008 of $26.9 million based on eligible receivables, as defined. If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further, and we will lack the ability to continue as a going concern.

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

      ELECTION OF
       DIRECTORS          VOTES FOR   VOTES WITHHELD   NOT VOTED
       ---------          ---------   --------------   ---------

Maurice J. DeWald        69,436,662        2,000       59,098,430
Hon. C. Robert Jameson   69,437,662        1,000       59,098,430
Ajay Meka, M.D.          69,436,662        2,000       59,098,430
Michael Metzler          69,437,662        1,000       59,098,430
Bruce Mogel              69,436,662        2,000       59,098,430
J. Fernando Niebla       69,436,662        2,000       59,098,430
William E. Thomas        69,437,662        1,000       59,098,430


  RATIFICATION OF THE
    APPOINTMENT OF
  BDO SEIDMAN, LLP AS
INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
  FOR THE YEAR ENDING
    MARCH 31, 2008        VOTES FOR   VOTES AGAINST   VOTES WITHHELD   NOT VOTED
                         -----------  -------------   --------------   ---------
                         123,265,903      3,089         5,268,100          0

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected condensed consolidated financial information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included elsewhere in this Form 10-K/A. We had no material business operations prior to the fiscal year ended December 31, 2005.


                                                     AS OF OR FOR THE PERIOD ENDED
                                                 ($ in 000's except per share amounts)

                                       Year ended         Year ended         Year ended           Year ended          Year ended
                                       ----------         ----------         ----------           ----------          ----------
                                     March 31, 2008     March 31, 2007    December 31, 2005    December 31, 2004   December 31, 2003
                                     --------------     --------------    -----------------    -----------------   -----------------
                                       (restated)
SELECTED BALANCE SHEET DATA:

Net working capital                  $     (98,859)     $      (90,307)    $        8,063       $      (12,132)      $        149
Property and equipment                      56,917              58,172             59,431                   57                 47
Other assets                                   759                   -              1,141               11,187                156
Long term debt                                   -                   -             70,331                    -                  -
Warrant liability - non current                  -                   -             21,065                    -                  -
Capital lease obligations                    6,375               5,834              4,961                    -                  -
Minority interest                            1,150               1,716              3,342                    -                  -
Stockholders' equity (deficiency)          (48,708)            (39,685)           (31,064)                (888)               353

SELECTED INCOME STATEMENT DATA:

Net operating revenue                $     367,721      $      350,672     $      283,698       $            -       $          -
Salaries and benefits                     (209,680)           (194,865)          (153,574)                   -                  -
Supplies                                   (50,126)            (49,577)           (39,250)                   -                  -
Provision for doubtful accounts            (30,958)            (35,169)           (37,349)                   -                  -
Other operating expenses                   (68,959)            (66,652)           (58,716)              (1,840)               (28)
Warrant expense                            (11,404)               (693)           (17,604)                   -                  -
Depreciation and amortization               (3,134)             (2,495)            (2,178)                   -                  -
Interest expense                           (13,209)            (12,092)            (9,925)                   -                  -
Provision for income taxes                     (28)                 (5)                (5)                   -                  -
Net loss before minority interest          (38,129)            (21,131)           (46,833)              (1,840)               (28)

Net loss attributable to common
     stock                           $     (39,603)     $      (20,538)    $      (45,175)      $       (1,840)      $        (28)

PER SHARE DATA:

Net loss:
     Basic and fully diluted         $       (0.30)     $        (0.23)    $        (0.50)      $        (0.09)      $      (0.01)

     Weighted average number of
        common shares outstanding:         131,869              90,291             90,330               19,987              3,471


         Long term debt is $0 as of March 31, 2008 due to the Company's noncompliance with a debt covenant which required the non current portion of the Company's debt relating to the refinancing, effective October 9, 2007, to be reclassified to current (see Notes 5 and 16 in the notes to the accompanying consolidated financial statements). Effective December 31, 2007, all warrant liability was reclassified to equity. Long term debt and warrant liability - non current as of March 31, 2007 were $0 because all notes and warrants were due in less than one year.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K/A contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" herein that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $39.6 million and reported net cash used in operating activities of $11.3 million during the year ended March 31, 2008 and the Company had a working capital deficit of $98.9 million at March 31, 2008. A component of this loss, totaling $25.7 million relating to warrants, was reclassified from liability to equity, thus having no impact on our stockholders' deficiency. The Company refinanced its outstanding debt in October 2007, see "REFINANCING."

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

         Management has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care and other patient revenues improved $17.0 million during the year ended March 31, 2008 compared to fiscal 2007.

         Net collectible revenues (net operating revenues less provision for doubtful accounts) for the year ended March 31, 2008 and 2007 were $336.8 million and $315.5 million, respectively. During the year ended March 31, 2008 and 2007, the Company received $4.8 million and $3.5 million lump sum awards from the State Medi-Cal unit, respectively. Adjusting for this, revenues grew by 4.5%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments for Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues increased $13.7 million for the year ended March 31, 2008 compared to the same period in fiscal year 2007.

         Inpatient admissions increased by 0.7% to 28.004 for the year ended March 31, 2008 compared to 27.806 for the year ended March 31, 2007.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrants for the year ended March 31, 2008 were $366.9 million, or 2.2%, higher than for the same period in fiscal year 2007. The most significant improvement was the $4.1 million reduction in the Provision for Doubtful Accounts due to improved collection experience. The Company also replaced the Accounts Purchase Agreement with a revolving credit agreement (see "REFINANCING"). As a result, the Loss on Sale of Accounts Receivable decreased by $6.3 million. This was partially offset by increased labor costs of $14.8 million (resulting from wage increases, union settlements and severance agreement).

         Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         The terms of the new financing are expected to reduce the Company's cost of capital by $4.5 million in the first year of the new financing. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2008 of $26.9 million based on eligible receivables, as defined.

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

         Based on eligible receivables, as defined, the Company had approximately $26.9 million of additional availability under its Revolving Line of Credit at March 31, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants, as amended, including debt service coverage ratio, minimum cash collections, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. However, as described in Note 16 in the accompanying consolidated financial statements, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio at March 31, 2008. Due to the technical violation of the covenant under the New Credit Facilities as of March 31, 2008, the Company was required to reclassify the non current portion of its outstanding debt to current.

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
                                          Less than                              More than
Contractual obligations         Total      1 year      1-3 years    3-5 years     5 years
===========================================================================================

Debt obligations              $  95,579   $  95,579   $       -     $      -    $       -
===========================================================================================
Capital lease obligations        13,776       1,240       2,459        2,078        7,999
===========================================================================================
Operating lease obligations      23,593       1,549       2,552        2,529       16,963
===========================================================================================
Purchase obligations             13,404       3,663       6,677        3,064            -
===========================================================================================

===========================================================================================
     Total                    $ 146,352   $ 102,031   $  11,688     $  7,671    $  24,962
===========================================================================================

The above table excludes future payments based on existing arrangements totaling approximately $156 million between the Company and PCHI, its variable interest entity. These payments are eliminated in consolidation.

         CASH FLOW - Net cash provided by (used in) operating activities for the years ended March 31, 2008 and 2007 and December 31, 2005 was $(11.3) million, $2.5 million, and $(15.2) million, respectively, including net losses, adjusted for depreciation and other non-cash items (excludes provision for doubtful accounts and minority interest) of $10.4 million, $16.6 million, and $21.1 million, respectively. The Company used $0.8 million and produced $19.1 million and $5.9 million in working capital for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. Net cash used in working capital activities primarily reflects increases in accounts receivable (including security reserve fund and deferred purchase price receivable) including the cost of repurchasing accounts receivable partially offset by the increases in accounts payable and accrued liabilities . Cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $4.6 million, $11.1 million, and $54.1 million for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. Cash used in accounts receivable, including security reserve fund and deferred purchase price receivable (net of provision for doubtful accounts), was $6.4 million, $0.9 million, and $39.5 million for the years ended March 31, 2008 and 2007 and December 31, 2005, respectively. The $6.4 million used for the year ended March 31, 2008 primarily reflects the return of the Advance Rate Amount, net, and payment of transaction fees in connection with the repurchase of accounts receivable and termination of the APA.

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
                                                    ============    ============

         NET OPERATING REVENUES - Net operating revenues for the year ended March 31, 2008 increased 4.8% compared to the same period in fiscal year 2007 from $350.7 million to $367.7 million. During the years ended March 31, 2008 and 2007, the Company was granted $4.8 million and $3.5 million, respectively, for indigent care. Admissions for the year ended March 31, 2008 increased 0.7% compared to the same period in fiscal year 2007. Revenue per admission improved by 4.1% during the year ended March 31, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2008 and 2007 were $7.4 million and $8.1 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 66% and 65% of the net operating revenues for the years ended March 31, 2008 and 2007, respectively.

         Although not a GAAP measure, the Company defines "Net Collectable Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectable Revenues were $336.8 million (net revenues of $367.7 million less $30.9 million in provision for doubtful accounts) and $315.5 million (net revenues of $350.7 million less $35.2 million in provision for doubtful accounts) for the years ended March 31, 2008 and 2007, respectively, an increase of $21.3 million, or 6.0% per admission. In addition to the payment rate increases to revenue referred to above, this was the result of 6.3% improvement in collection.

         OPERATING EXPENSES - Operating expenses for the year ended March 31, 2008 increased to $366.9 million from $359.1 million, an increase of $7.8 million or 2.2% compared to the same period in fiscal year 2007. The increase in operating expenses was primarily the result of the increase in admissions of 0.7%. Operating expenses expressed as a percentage of net operating revenues for the years ended March 31, 2008 and 2007 were 99.8% and 102.3%, respectively. This improvement is substantially a result of the improvement in revenues. On a per admission basis operating expenses increased only 1.5%.

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

         OPERATING INCOME (LOSS) - Operating income for the year ended March 31, 2008 was $0.8 million compared to a loss of $8.5 million for the year ended March 31, 2007. The increase in income in fiscal year 2008 is primarily due to the increase in revenues, decrease in the provision for doubtful accounts, termination of the APA, and repurchase of previously sold receivables in connection with the refinancing.

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

         NET LOSS - Net loss for the year ended March 31, 2008 was $39.6 million compared to a net loss of $20.5 million for the same period in fiscal year 2007.


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

         OTHER INCOME (EXPENSE) - Other income (expense), net changed primarily as a result of the changes in common stock warrant expense. As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2005, warrants were initially valued and expensed during fiscal 2005, resulting in a valuation and expense of approximately $21.1 million at December 31, 2005 and for the year then ended, respectively. During and subsequent to fiscal 2007, as described more fully in Note 11 and Note 18 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K/A, certain exercises of warrants occurred. The warrant transactions resulted in the Company recognizing a gain of approximately $133 related to the change in fair value of derivative and additional warrant expense of approximately $693 for the year ended March 31, 2007.

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

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.
                                       51

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements are filed as a part of this report beginning on page F-1:

     ------ -------------------------------------------------------------------
     PAGE   DESCRIPTION
     ------ -------------------------------------------------------------------
     F-1    Report of Independent Registered Public Accounting Firm
     ------ -------------------------------------------------------------------
     F-2    Report of prior Independent Registered Public Accounting Firm
     ------ -------------------------------------------------------------------
     F-3    Consolidated Balance Sheets as of March 31, 2008 (restated) and 2007
     ------ -------------------------------------------------------------------
     F-4    Consolidated Statements of Operations for the years ended
              March 31, 2008 (restated) and 2007 and December 31, 2005 and the three months ended March 31, 2006
     ------ -------------------------------------------------------------------
     F-5 Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2008 (restated) and 2007 and December 31, 2005 and the three months ended March 31, 2006
     ------ -------------------------------------------------------------------
     F-6    Consolidated Statements of Cash Flows for the years ended
              March 31, 2008 (restated) and 2007 and December 31, 2005 and the three months ended March 31, 2006
     ------ -------------------------------------------------------------------
     F-7    Notes to Consolidated Financial Statements
     ------ -------------------------------------------------------------------
     F-41 Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2008 and 2007 and December 31, 2005 and the three months ended March 31, 2006


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         The Company assessed its internal control system as of March 31, 2008 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of March 31, 2008, its system of internal control over financial reporting was not effective. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company identified a weakness in the level of clerical effort involved in the calculation of contractual discounts for certain long term patients and implemented new procedures that centralize the calculations and provide greater structure and oversight designed to reduce the risk of clerical error. The Company identified as a result of this change clerical errors at one of its facilities that, while not otherwise material, resulted in a technical violation of its loan covenants because they were not detected timely. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008 as previously reported. We believe the modified procedures provide adequate evidence that the weakness was remediated as of June 30, 2008.

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

         HON. C. ROBERT JAMESON has been a director of the Company since July 11, 2007. Judge Jameson is a retired Orange County Superior judge now affiliated with Judicate West, handling complex alternative dispute resolution matters. Before leaving the bench, he was Presiding Judge of the Orange County Superior Court Appellate Division. Judge Jameson obtained his B.A. degree in Political Science from the University of California at Davis in 1963 and his Juris Doctor degree at the University of California, Hastings College of the Law in 1966. He served as a judge from 1984-2005 and also was President of the Banyard Inn of Court and an Adjunct Professor of Law at Whittier Law School during his tenure. Judge Jameson was awarded "Judge of the Year" nine times over the course of his career by organizations such as: the Orange County Bar Association Business Litigation section, Orange County Trial Lawyers, the American Board of Trial Advocates and the Consumer Attorneys of California.

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

         Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008 for filing with the Securities and Exchange Commission. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla. On August 20, 2008, the Audit Committee determined that the Company's consolidated financial statements for the year ended March 31, 2008 should be restated due to a technical violation of covenants under the Company's principal credit agreements. Accordingly, the Company has included the restated consolidated financial statements in this Form 10-K/A. See Notes 5 and 16 in the accompanying notes to consolidated financial statements.

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


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                                                               Equity
                                                                              incentive
                                                                             plan awards:
                                                Number of      Number of      Number of
                                                securities     securities     securities
                                                underlying     underlying      underlying     Option                      Grant date
                                                unexercised    unexercised    unexercised    exercise        Option       fair value
                               Grant             options         options        unearned      price        expiration      per share
Name                           date            exercisable   unexercisable      options        ($)            date            ($)
-----------------------  -------------------- ------------   -------------- --------------  ---------   ----------------- ----------

Bruce Mogel                      -                     -                -                -          -        -                   -
Steven R. Blake (1)        August 6, 2007              -          300,000          300,000       0.26   August 6, 2014        0.03
Daniel J. Brothman (2)     August 6, 2007      1,000,000                -                -       0.26   August 6, 2014        0.02
Jeremiah R. Kanaly (1)     December 13, 2007           -          200,000          200,000       0.30   December 13, 2014     0.09

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

PAYMENTS DUE UPON TERMINATION

        Name
         and                                  Employee
      Principal                                Health           Car          Other
       Position                Salary         Insurance      Allowance      Benefits      Total
       --------               ---------       ---------      ---------      --------    ---------

Bruce Mogel                   $ 787,500       $  24,612      $  36,000           -      $ 848,112
Chief Executive Officer(1)

Steven R. Blake               $ 422,000       $  16,408      $  12,000           -      $ 450,408
Chief Financial Officer &
Executive Vice President,
Finance(2)

Daniel J. Brothman            $ 350,000       $  16,408      $  12,000           -      $ 378,408
Senior Vice President,
Operations(2)

Jeremiah R. Kanaly            $ 275,000       $   8,704      $  12,000           -      $ 295,704
Chief Accounting Officer &
Treasurer(2)

(1)   Represents payments for 18 months per employment agreement.
(2)   Represents payments for 12 months per employment agreement.


                            COMPENSATION OF DIRECTORS

         The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2008.


DIRECTOR COMPENSATION

                               Fees earned        Stock
                             or paid in cash     options           Total
    Name                           ($)             ($)              ($)
-------------------------    ---------------    -----------    -------------

Ajay G. Meka, M.D.                15,125           8,000           23,125
Maurice J. DeWald                112,750          13,033          125,783
Hon. C. Robert Jameson            17,750           3,100           20,850
Michael Metzler                   17,250           3,100           20,350
J. Fernando Niebla               106,500          13,033          119,533
William E. Thomas                 23,000           3,100           26,100

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

      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 22, 2008                  /s/ Bruce Mogel
                                        ----------------------------------------
                                        Bruce Mogel
                                        Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 22, 2008                  /s/ Bruce Mogel
                                        ----------------------------------------
                                        Bruce Mogel
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)


Dated: August 22, 2008                  /s/ Steven R. Blake
                                        ----------------------------------------
                                        Steven R. Blake
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Dated: August 22, 2008                  /s/ Jeremiah R. Kanaly
                                        ----------------------------------------
                                        Jeremiah R. Kanaly
                                        Chief Accounting Officer and Treasurer
                                        (Principal Accounting Officer)


Dated:
                                        ----------------------------------------
                                        Ajay Meka, M.D
                                        Chairman of the Board of Directors


Dated: August 22, 2008                  /s/ Maurice J. DeWald
                                        ----------------------------------------
                                        Maurice J. DeWald
                                        Director


Dated: August 22, 2008                  /s/ Hon. C. Robert Jameson
                                        ----------------------------------------
                                        Hon. C. Robert Jameson Director


Dated: August 22, 2008                  /s/ Michael Metzler
                                        ----------------------------------------
                                        Michael Metzler
                                        Director


Dated: August 22, 2008                  /s/ J. Fernando Niebla
                                        ----------------------------------------
                                        J. Fernando Niebla
                                        Director


Dated: August 22, 2008                  /s/ William E. Thomas
                                        ----------------------------------------
                                        William E. Thomas
                                        Director

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

As discussed in Notes 5 and 16 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended March 31, 2008.

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



/s/ BDO Seidman, LLP
Costa Mesa, California
July 11, 2008, except for the effects of the
restatements described in Notes 5 and 16 to the consolidated financial statements, which are as of August 22, 2008.

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


/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
July 11, 2006
Irvine, California

                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                              (amounts in 000's, except par value)

                                                                                    MARCH 31,    MARCH 31,
                                                                                      2008         2007
                                                                                    ---------    ---------
                                                                                   (restated)
                                             ASSETS

Current assets:
      Cash and cash equivalents                                                     $   3,141    $   7,844
      Restricted cash                                                                      20        4,968
      Accounts receivable, net of allowance for doubtful
                  accounts of $14,383 and $2,355, respectively                         57,482       19,370
      Security reserve funds                                                               --        7,990
      Deferred purchase price receivable                                                   --       16,975
      Inventories of supplies, at cost                                                  5,853        5,944
      Due from governmental payers                                                      4,877        1,378
      Prepaid insurance                                                                   721        5,004
      Other prepaid expenses and current assets                                         5,811        3,093
                                                                                    ---------    ---------
                               Total current assets                                    77,905       72,566

Property and equipment, net                                                            56,917       58,172
Debt issuance costs, net                                                                  759           --

                                                                                    ---------    ---------
                               Total assets                                         $ 135,581    $ 130,738
                                                                                    =========    =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Debt, current                                                                 $  95,579    $  72,341
      Accounts payable                                                                 46,681       41,443
      Accrued compensation and benefits                                                14,701       12,574
      Warrant liability, current                                                           --       14,906
      Due to governmental payers                                                        1,690          922
      Accrued insurance retentions                                                     12,332        4,961
      Other current liabilities                                                         5,781       15,726
                                                                                    ---------    ---------
                                 Total current liabilities                            176,764      162,873

Capital lease obligations, net of current portion
      of $406 and $251, respectively                                                    6,375        5,834
Minority interest in variable interest entity                                           1,150        1,716
                                                                                    ---------    ---------
                               Total liabilities                                      184,289      170,423
                                                                                    ---------    ---------

Commitments, contingencies, and subsequent events

Stockholders' deficiency:
      Common stock, $0.001 par value; 400,000 and 250,000 shares authorized;
                  137,096 and 116,304 shares issued and outstanding, respectively         137          116
      Additional paid in capital                                                       56,148       25,589
      Accumulated deficit                                                            (104,993)     (65,390)
                                                                                    ---------    ---------
                               Total stockholders' deficiency                         (48,708)     (39,685)

                                                                                    ---------    ---------
                               Total liabilities and stockholders' deficiency       $ 135,581    $ 130,738
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






                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (amounts in 000's, except per share amounts)

                                                                                            FOR THE
                                                            FOR THE YEAR ENDED            THREE MONTHS
                                                    -----------------------------------      ENDED
                                                    MARCH 31,    MARCH 31,   DECEMBER 31,  MARCH 31,
                                                      2008         2007         2005         2006
                                                    ---------    ---------    ---------    ---------
                                                   (restated)

Net operating revenues                              $ 367,721    $ 350,672    $ 283,698    $  86,645
                                                    ---------    ---------    ---------    ---------

Operating expenses:
        Salaries and benefits                         209,680      194,865      153,574       48,731
        Supplies                                       50,126       49,577       39,250       12,066
        Provision for doubtful accounts                30,958       35,169       37,349        8,330
        Other operating expenses                       68,959       66,652       58,716       16,808
        Loss on sale of accounts receivable             4,079       10,388        8,470        2,808
        Depreciation and amortization                   3,134        2,495        2,178          673
                                                    ---------    ---------    ---------    ---------
                                                      366,936      359,146      299,537       89,416
                                                    ---------    ---------    ---------    ---------

Operating income (loss)                                   785       (8,474)     (15,839)      (2,771)
                                                    ---------    ---------    ---------    ---------

Other income (expense):
        Interest expense, net                         (13,209)     (12,092)      (9,925)      (3,120)
        Warrant expense                               (11,404)        (693)     (17,604)          --
        Change in fair value of warrant liability     (14,273)         133       (3,460)       8,218
                                                    ---------    ---------    ---------    ---------
                                                      (38,886)     (12,652)     (30,989)       5,098
                                                    ---------    ---------    ---------    ---------

Income (loss) before provision for income
     taxes and minority interest                      (38,101)     (21,126)     (46,828)       2,327
        Provision for income taxes                        (28)          (5)          (5)          (5)
        Minority interest net loss (income)
             in variable interest entity               (1,474)         593        1,658          100
                                                    ---------    ---------    ---------    ---------

Net income (loss)                                   $ (39,603)   $ (20,538)   $ (45,175)   $   2,422
                                                    =========    =========    =========    =========

Per Share Data:
     Income (loss) per common share
        Basic                                          ($0.30)      ($0.23)      ($0.50)   $    0.03
        Diluted                                        ($0.30)      ($0.23)      ($0.50)   $    0.02
     Weighted average shares outstanding
        Basic                                         131,869       90,291       90,330       84,281
        Diluted                                       131,869       90,291       90,330      127,228


         The accompanying notes are an integral part of these consolidated financial statements.






                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                       (amounts in 000's)

                                                             Additional
                                          Common Stock        Paid-in         Accumulated
                                      Shares      Amount      Capital     Deficit       Total
                                     ---------   ---------   ---------   ---------    ---------

Balance, December 31, 2004              20,780   $      20   $   1,190   $  (2,099)   $    (889)

Issuance of common stock                63,152          64      14,936          --       15,000

Net loss                                    --          --          --     (45,175)     (45,175)
                                     ---------   ---------   ---------   ---------    ---------
Balance, December 31, 2005              83,932          84      16,126     (47,274)     (31,064)

Issuance of common stock                 3,625           3         129          --          132

Exercise of warrants                    28,747          29       9,170          --        9,199

Warrants issued to vendor                   --          --         164          --          164

Net income for the three months
     ended March 31, 2006                   --          --          --       2,422        2,422

Net loss for the year
     ended March 31, 2007                   --          --          --     (20,538)     (20,538)

                                     ---------   ---------   ---------   ---------    ---------
Balance, March 31, 2007                116,304         116      25,589     (65,390)     (39,685)

Exercise of warrants                    20,792          21       4,761          --        4,782

Issuance of warrants                        --          --      25,677          --       25,677

Share-based compensation                    --          --         121          --          121

Net loss (restated)                         --          --          --     (39,603)     (39,603)

                                     ---------   ---------   ---------   ---------    ---------
Balance, March 31, 2008 (restated)     137,096   $     137   $  56,148   $(104,993)   $ (48,708)
                                     =========   =========   =========   =========    =========


         The accompanying notes are an integral part of these consolidated financial statements.






                                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (amounts in 000's)


                                                                                FOR THE YEAR ENDED                   FOR THE THREE
                                                                --------------------------------------------------   MONTHS ENDED
                                                                    MARCH 31,       MARCH 31,       DECEMBER 31,       MARCH 31,
                                                                      2008            2007              2005             2006
                                                                ---------------  ---------------   ---------------  --------------
                                                                   (restated)
Cash flows from operating activities:
Net income (loss)                                                $    (39,603)   $    (20,538)   $    (45,175)   $      2,422
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment             3,134           2,495           2,133             673
    Provision for doubtful accounts                                    30,958          35,169          37,349           8,330
    Amortization of debt issuance costs and intangible assets             236             900             837             241
    Common stock warrant expense                                       11,404             693          17,604              --
    Change in fair value of warrant liability                          14,273            (133)          3,460          (8,218)
    Minority interest in net income (loss) of variable
      interest entity                                                   1,474            (593)         (1,658)           (100)
    Noncash share-based compensation expense                              121              --              --              --
Changes in operating assets and liabilities:
    Accounts receivable                                               (69,070)        (40,212)        (53,324)         (6,682)
    Security reserve funds                                              7,990           6,798         (14,217)           (571)
    Deferred purchase price receivable                                 23,765          (2,620)         (9,338)         (5,017)
    Inventories of supplies                                                91            (158)            299             (66)
    Due from governmental payers                                       (3,499)          5,209          (3,025)         (3,562)
    Prepaid insurance, other prepaid expenses and
      current assets, and other assets                                  2,063           3,808          (4,215)            247
    Accounts payable                                                    5,238          12,710          26,679           1,897
    Accrued compensation and benefits                                   2,127             990          11,733            (949)
    Due to governmental payers                                            768             652              --             270
    Accrued insurance retentions and other current liabilities         (2,729)         (2,647)         15,640           2,311
                                                                 ------------    ------------    ------------    ------------
      Net cash provided by (used in) operating activities             (11,259)          2,523         (15,218)         (8,774)
                                                                 ------------    ------------    ------------    ------------

Cash flows from investing activities:
    Decrease (increase) in restricted cash                              4,948               4          (4,972)             --
    Acquisition of hospital assets                                         --              --         (63,172)             --
    Proceeds from minority interest in PCHI                                --              --           5,000              --
    Additions to property and equipment                                  (921)           (644)           (564)            (83)
                                                                 ------------    ------------    ------------    ------------
      Net cash provided by (used in) investing activities               4,027            (640)        (63,708)            (83)
                                                                 ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from revolving line of credit, net                         3,090              --              --              --
    Proceeds from debt                                                  2,658           2,010          86,031             132
    Debt issuance costs                                                (1,493)             --          (1,933)             --
    Repayments of debt                                                     --              --          (6,264)             --
    Issuance of common stock                                              576              --          15,000              --
    Variable interest entity distribution                              (2,040)           (732)             --            (201)
    Payments on capital lease obligations                                (262)           (287)            (62)            (20)
                                                                 ------------    ------------    ------------    ------------
      Net cash provided by (used in) financing activities               2,529             991          92,772             (89)
                                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   (4,703)          2,874          13,846          (8,946)
Cash and cash equivalents, beginning of period                          7,844           4,970              70          13,916
                                                                 ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period                         $      3,141    $      7,844    $     13,916    $      4,970
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


                         The accompanying notes are an integral part of these consolidated financial statements

                                                               F-6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company has incurred significant losses to date including a net loss of $39.6 million and experienced negative cash flow from operations of $11.3 million for the year ended March 31, 2008 and has a working capital deficit of $98.9 million and accumulated stockholders' deficiency of $48.7 million at March 31, 2008. The Company refinanced all its outstanding debt in October 2007. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2008 of $26.9 million based on eligible receivables, as defined (Note 5). In addition, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio, as defined, at March 31, 2008. The result of this noncompliance was to reclassify non current debt to current at March 31, 2008 (Note 16). The Company's liquidity is highly dependent upon the continued availability under this financing.

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

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 66%, 65%, 74%, and 73% of the net operating revenues for the years ended March 31, 2008 and 2007 and December 31, 2005, and the three months ended March 31, 2006, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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


                                                                           For the year ended                      For the three
                                                        -------------------------------------------------------     months ended
                                                         March 31, 2008      March 31, 2007   December 31, 2005    March 31, 2006
                                                        ----------------    ----------------   ----------------   ----------------

Transaction Fees deducted from Security
              Reserve Funds - closed purchases          $          2,395    $          4,568   $          3,330   $          1,394
Change in accrued Transaction Fees - open purchases                 (712)                262                863                108
                                                        ----------------    ----------------   ----------------   ----------------
              Total Transaction Fees incurred                      1,683               4,830              4,193              1,502
                                                        ----------------    ----------------   ----------------   ----------------
Servicing expense for sold accounts receivable
               - closed purchases                                  3,186               5,525              3,597              1,231
Change in accrued servicing expense for sold accounts
              receivable - open purchases                           (790)                 33                680                 75
                                                        ----------------    ----------------   ----------------   ----------------
              Total servicing expense incurred                     2,396               5,558              4,277              1,306
                                                        ----------------    ----------------   ----------------   ----------------

Loss on sale of accounts receivable                     $          4,079    $         10,388   $          8,470   $          2,808
                                                        ================    ================   ================   ================

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                         March 31,     March 31,
                                                          2008           2007
                                                         --------      --------

         Buildings                                       $ 33,791      $ 33,697
         Land and improvements                             13,523        13,523
         Equipment                                         10,520         9,694
         Assets under capital leases                        7,464         6,505
                                                         --------      --------
                                                           65,298        63,419
         Less accumulated depreciation                     (8,381)       (5,247)
                                                         --------      --------

                Property and equipment, net              $ 56,917      $ 58,172
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

                                                             2008         2007
                                                          (restated)
                                                           --------    --------

Current:

Revolving line of credit, outstanding borrowings           $  9,879    $     --
Convertible note                                             10,700          --
Secured term note                                            45,000          --
Secured non-revolving line of credit, outstanding
  borrowings                                                 30,000          --
Secured note                                                     --      10,700
Less derivative - warrant liability, current                     --     (10,700)
Secured acquisition loan                                         --      45,000
Secured line of credit, outstanding borrowings                   --      27,341
                                                           --------    --------
                                                           $ 95,579    $ 72,341
                                                           ========    ========

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

         Based on eligible receivables, as defined, the Company had approximately $26.9 million of additional availability under its $50.0 million Revolving Line of Credit at March 31, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including debt service coverage ratio, minimum cash collections, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the minimum fixed charge coverage ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as non current at March 31, 2008 in the Original Filing of the Company's Form 10-K. However, as a result of the error identified subsequent to the Original Filing of the Company's Form 10-K (Note 16), the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4 at March 31, 2008. As a result of this technical default, the comparative consolidated balance sheet at March 31, 2008 has been reclassified to reflect all the debt as current in accordance with SFAS 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A." This has been reviewed with the Lender who has responded that the variance is not material to the Lender. The Company has not received and does not expect to receive a notice of default from the Lender.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         To determine the fair value of the underlying shares, the assumptions used in Black-Scholes model were as follows:


October 9, 2007                            December 31, 2007
--------------------------------------    --------------------------------------

Restructuring Warrants:

Risk-free interest rate          4.1%     Risk-free interest rate          2.7%
Expected volatility             34.8%     Expected volatility             26.9%
Dividend yield                      -     Dividend yield                      -
Expected life (years)            0.30     Expected life (years)            0.07
Fair value of warrants      $   0.047     Fair value of warrants       $  0.161
Market value per share      $    0.14     Market value per share       $   0.25

New Warrants:

31.09% Warrant

Risk-free interest rate          4.7%     Risk-free interest rate          4.0%
Expected volatility             47.0%     Expected volatility             47.4%
Dividend yield                      -     Dividend yield                      -
Expected life (years)           10.00     Expected life (years)            9.78
Fair value of warrants      $   0.089     Fair value of warrants       $  0.184
Market value per share      $    0.14     Market value per share       $   0.25

4.95% Warrant

Risk-free interest rate          4.4%     Risk-free interest rate          3.5%
Expected volatility             35.2%     Expected volatility             32.9%
Dividend yield                      -     Dividend yield                      -
Expected life (years)            5.00     Expected life (years)            4.78
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

         The provision for income taxes consisted of the following:


                                                       For the years ended                         For the three
                                      ------------------------------------------------------        months ended
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
                                      ==============    =================    =================     ==============







                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is as follows:


                                                       For the years ended                           For the three
                                      ------------------------------------------------------         months ended
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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


                                                          Weighted-
                                                           average
                                              Weighted-   remaining
                                              average    contractual   Aggregate
                                              exercise      term       intrinsic
                                   Shares      price       (years)       value
                                  --------   ----------  -----------   ---------

Outstanding, March 31, 2007             -       $    -
     Granted                        7,515       $ 0.24
     Exercised                          -       $    -
     Forfeited or expired             (70)      $ 0.26
                                  --------
Outstanding, March 31, 2008         7,445       $ 0.24          6.4    $       -
                                  ========   ==========  ===========   =========
Exercisable at March 31, 2008       4,463       $ 0.24          6.4    $       -
                                  ========   ==========  ===========   =========

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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
                                                          ==================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 16 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED MARCH 31, 2008

         On August 20, 2008, the Company's Audit Committee determined that the Company's consolidated financial statements as of and for the year ended March 31, 2008 should be restated due to an error in the overstatement of net revenues and accounts receivable and other operating expenses and accounts payable. More specifically, the Company determined that the restatements with respect to its financial statements for the year ended March 31, 2008 were necessary to correctly reflect the contractual discounts for patient accounts receivable and revenue related to the Company's subactute unit at its Chapman facility. The correction of this error resulted in the noncompliance of the Company's debt service coverage ratio at that date (Note 5). This has been reviewed with the Lender who has responded that the variance is not material to the Lender. However, SFAS 78 does not permit recognition of amendments or waivers that occur after the issuance of the Company's Form 10-K on July 14, 2008. Accordingly, in this filing the Company has restated its consolidated financial statements as of and for the year ended March 31, 2008.

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
                                                                      =========

         The following table sets forth the amounts as originally reported in the Company's consolidated balance sheet as of March 31, 2008, and the consolidated statement of operations for year then ended and the effects of the correction of the errors as described above:

                                                         As of and for the
                                                     year ended March 31, 2008
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

NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited consolidated statements of operations and income (loss) per share data for each quarter in the years ended March 31, 2008 and 2007:

                                                                  For the three months ended

                                         March 31, 2008       December 31, 2007    September 30, 2007      June 30, 2007
                                        -----------------     -----------------    ------------------     ---------------
                                            (restated)
Net operating revenues                  $         97,396      $         88,158      $         95,376      $        86,791

Operating income (loss)                 $          2,061      $         (2,558)     $          4,090      $        (2,808)

Net income (loss)                       $         (1,655)     $        (33,299)     $          1,126      $        (5,775)

Income (loss) per common share
                Basic                   $          (0.01)     $          (0.24)     $           0.01      $         (0.05)
                Diluted                 $          (0.01)     $          (0.24)     $           0.01      $         (0.05)

Weighted average shares outstanding
                Basic                            137,096               137,096               136,870              116,304
                Diluted                          137,096               137,096               190,370              116,304


                                                                   For the three months ended

                                         March 31, 2007       December 31, 2006    September 30, 2006      June 30, 2006
                                        -----------------     -----------------    ------------------     ---------------

Net operating revenues                  $         87,200      $         87,137      $         85,343      $        90,992

Operating income (loss)                 $           (402)     $         (4,317)     $         (4,681)     $           926

Net income (loss)                       $         (2,320)     $        (13,402)     $         (7,004)     $         2,188

Income (loss) per common share
                Basic                   $          (0.02)     $          (0.15)     $          (0.08)     $          0.03
                Diluted                 $          (0.02)     $          (0.15)     $          (0.08)     $          0.02

Weighted average shares outstanding
                Basic                            104,486                87,557                85,013               84,351
                Diluted                          104,486                87,557                85,013              127,297

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