Form 10-Q
period 2008-09-30
Integrated Healthcare Holdings Inc
filed 2008-11-14
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2008; or

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

There were 161,973,929 shares outstanding of the registrant's common stock as of November 7, 2008.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2008
           and March 31, 2008 - (unaudited)                                    3

         Condensed Consolidated Statements of Operations for the three
           and six months ended September 30, 2008 and 2007 - (unaudited)      4

         Condensed Consolidated Statement of Stockholders' Deficiency
           for the six months ended September 30, 2008 - (unaudited)           5

         Condensed Consolidated Statements of Cash Flows for the six
           months ended September 30, 2008 and 2007 - (unaudited)              6

         Notes to Condensed Consolidated Financial Statements -
           (unaudited)                                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           42

Item 4.  Controls and Procedures                                              42


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    43

Item 1A. Risk Factors                                                         44

Item 4.  Submission of Matters to a Vote of Submission of Matters
         to a Vote of Security Holders                                        45

Item 6.  Exhibits                                                             45

         Signatures                                                           45

PART I - FINANCIAL INFORMATION
Item 1.  Financial statements


                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (amounts in 000's, except par value)
                                           (unaudited)

                                                                      September 30,    March 31,
                                                                          2008           2008
                                                                       -----------    -----------

                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $     9,416    $     3,141
     Restricted cash                                                            15             20
     Accounts receivable, net of allowance for doubtful
          accounts of $18,469 and $14,383, respectively                     50,566         57,482
     Inventories of supplies, at cost                                        5,986          5,853
     Due from governmental payers                                            5,172          4,877
     Prepaid insurance                                                       2,313            721
     Other prepaid expenses and current assets                               5,254          5,811
                                                                       -----------    -----------
                      Total current assets                                  78,722         77,905

Property and equipment, net                                                 57,296         56,917
Debt issuance costs, net                                                       495            759

                                                                       -----------    -----------
                      Total assets                                     $   136,513    $   135,581
                                                                       ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Debt, due on demand                                               $    95,348    $    95,579
     Accounts payable                                                       50,537         46,681
     Accrued compensation and benefits                                      15,007         14,701
     Due to governmental payers                                                982          1,690
     Accrued insurance retentions                                           12,273         12,332
     Other current liabilities                                               7,590          5,781
                                                                       -----------    -----------
                      Total current liabilities                            181,737        176,764

Capital lease obligations, net of current portion
     of $883 and $406, respectively                                          7,110          6,375
Minority interest in variable interest entity                                   --          1,150
                                                                       -----------    -----------
                      Total liabilities                                    188,847        184,289
                                                                       -----------    -----------

Commitments, contingencies and subsequent event

Stockholders' deficiency:
     Common stock, $0.001 par value; 400,000 shares authorized;
          161,974 and 137,096 shares issued and outstanding                    162            137
     Additional paid in capital                                             59,957         56,148
     Accumulated deficit                                                  (112,453)      (104,993)
                                                                       -----------    -----------
                      Total stockholders' deficiency                       (52,334)       (48,708)
                                                                       -----------    -----------
                      Total liabilities and stockholders' deficiency   $   136,513    $   135,581
                                                                       ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (amounts in 000's, except per share amounts)
                                           (unaudited)

                                              Three months ended          Six months ended
                                                 September 30,             September 30,
                                             ----------------------    ----------------------
                                               2008         2007         2008          2007
                                             ---------    ---------    ---------    ---------

Net operating revenues                       $  95,466    $  95,376    $ 189,029    $ 182,168
                                             ---------    ---------    ---------    ---------

Operating expenses:
     Salaries and benefits                      53,875       51,122      106,547       99,951
     Supplies                                   12,137       12,277       24,441       24,580
     Provision for doubtful accounts            11,918        7,353       21,661       15,584
     Other operating expenses                   18,987       17,323       36,180       34,180
     Loss on sale of accounts receivable            --        2,411           --        4,997
     Depreciation and amortization                 889          800        1,783        1,593
                                             ---------    ---------    ---------    ---------
                                                97,806       91,286      190,612      180,885
                                             ---------    ---------    ---------    ---------

Operating income (loss)                         (2,340)       4,090       (1,583)       1,283
                                             ---------    ---------    ---------    ---------

Other expense:
     Interest expense, net                      (2,785)      (3,081)      (5,788)      (6,168)
     Warrant expense                               (22)          --          (22)          --
                                             ---------    ---------    ---------    ---------
                                                (2,807)      (3,081)      (5,810)      (6,168)
                                             ---------    ---------    ---------    ---------

Income (loss) before provision for income
   taxes and minority interest                  (5,147)       1,009       (7,393)      (4,885)
     Provision for income taxes                    (17)          --          (17)          --
     Minority interest in (income) loss of
       variable interest entity                    481          117          (50)         236
                                             ---------    ---------    ---------    ---------

Net income (loss)                            $  (4,683)   $   1,126    $  (7,460)   $  (4,649)
                                             =========    =========    =========    =========

Per Share Data:
   Income (loss) per common share
     Basic                                   $   (0.03)   $    0.01    $   (0.05)   $   (0.04)
     Diluted                                 $   (0.03)   $    0.01    $   (0.05)   $   (0.04)
   Weighted average shares outstanding
     Basic                                     157,377      136,870      147,292      126,643
     Diluted                                   157,377      190,370      147,292      126,643


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       (amounts in 000's)
                                           (unaudited)

                                      Common Stock                             Additional
                              -----------------------------      Paid-in       Accumulated
                                  Shares          Amount         Capital         Deficit           Total
                              -------------   -------------   -------------   -------------    -------------

Balance, March 31, 2008             137,096   $         137   $      56,148   $    (104,993)   $     (48,708)

Exercise of warrants                 24,878              25           3,707              --            3,732

Issuance of Purchase Right               --              --              50              --               50

Issuance of warrants                     --              --              22              --               22

Share-based compensation                 --              --              30              --               30

Net loss                                 --              --              --          (7,460)          (7,460)

                              -------------   -------------   -------------   -------------    -------------
Balance, September 30, 2008         161,974   $         162   $      59,957   $    (112,453)   $     (52,334)
                              =============   =============   =============   =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in 000's)
                                           (unaudited)

                                                                        For the six months ended
                                                                              September 30,
                                                                          --------------------
                                                                            2008        2007
                                                                          --------    --------
Cash flows from operating activities:
Net loss                                                                  $ (7,460)   $ (4,649)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                 1,783       1,593
     Provision for doubtful accounts                                        21,661      15,584
     Amortization of debt issuance costs and intangible assets                 264          --
     Common stock warrant expense                                               22          --
     Minority interest in net income (loss) of variable interest entity         50        (236)
     Noncash share-based compensation expense                                   30          58
Changes in operating assets and liabilities:
     Accounts receivable                                                   (14,745)    (17,680)
     Security reserve funds                                                     --     (10,342)
     Deferred purchase price receivable                                         --       4,432
     Inventories of supplies                                                  (133)         26
     Due from governmental payers                                             (295)     (6,179)
     Prepaid insurance, other prepaid expenses and
       current assets, and other assets                                     (1,035)     (1,363)
     Accounts payable                                                        3,856       6,234
     Accrued compensation and benefits                                         306         818
     Due to governmental payers                                               (708)        981
     Accrued insurance retentions and other current liabilities              1,263        (675)
                                                                          --------    --------
       Net cash provided by (used in) operating activities                   4,859     (11,398)
                                                                          --------    --------

Cash flows from investing activities:
     Decrease in restricted cash                                                 5       4,948
     Additions to property and equipment                                      (719)       (372)
                                                                          --------    --------
       Net cash provided by (used in) investing activities                    (714)      4,576
                                                                          --------    --------

Cash flows from financing activities:
     Drawdown on revolving line of credit, net                               3,501          --
     Paydown on convertible note                                            (3,732)         --
     Issuance of common stock                                                3,732         576
     Issuance of Purchase Right                                                 50          --
     Variable interest entity distribution                                  (1,200)         --
     Payments on capital lease obligations, net                               (221)       (128)
                                                                          --------    --------
       Net cash provided by financing activities                             2,130         448
                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents                         6,275      (6,374)
Cash and cash equivalents, beginning of period                               3,141       7,844
                                                                          --------    --------
Cash and cash equivalents, end of period                                  $  9,416    $  1,470
                                                                          ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP")for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the Securities and Exchange Commission ("SEC") for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed. All adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements.

         The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2008 and notes thereto included in the Company's Annual Report on Form 10-K/A filed with the SEC on August 22, 2008.

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company has incurred significant losses to date including a net loss of $7.5 million for the six months ended September 30, 2008 and has a working capital deficit of $103.0 million and accumulated stockholders' deficiency of $52.3 million at September 30, 2008. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of September 30, 2008 of $19.3 million based on eligible receivables, as defined (Note 4). At September 30, 2008, the Company was in compliance with all covenants, as amended, except for the amended Minimum Fixed Charge Coverage Ratio of 0.4 and Minimum EBITDA, as defined. The Lender declined the Company's request for temporary waivers relating to such noncompliance and has requested additional information; accordingly, the Company's noncurrent debt of $82.0 million will continue to be classified as current debt due on demand in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008 (Note 4). The Company's liquidity is highly dependent upon the continued availability under this financing.

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

         DESCRIPTION OF BUSINESS - The Company was organized under the laws of the State of Utah on July 31, 1984 under the name of Aquachlor Marketing. Aquachlor Marketing never engaged in business activities. In December 1988, Aquachlor Marketing merged with Aquachlor, Inc., a Nevada corporation incorporated on December 20, 1988. Aquachlor, Inc. became the surviving entity and changed its name to Deltavision, Inc. In March 1997, Deltavision, Inc. received a Certificate of Revival from the State of Nevada using the name First Deltavision, Inc. In March 2004, First Deltavision, Inc. changed its name to Integrated Healthcare Holdings, Inc.

         Prior to March 8, 2005, the Company was a development stage enterprise with no material operations and no revenues from operations. On September 29, 2004, the Company entered into a definitive agreement to acquire four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation ("Tenet") and completed the transaction on March 8, 2005 (the "Acquisition"). The Hospitals are:

         o    282-bed Western Medical Center in Santa Ana, California;
         o    188-bed Western Medical Center in Anaheim, California;
         o    178-bed Coastal Communities Hospital in Santa Ana, California; and
         o    114-bed Chapman Medical Center in Orange, California.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         The Company enters into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates, or discounts from established charges. During the 24 days ended March 31, 2005, substantially all of Tenet's negotiated rate agreements were assigned to the Hospitals. The Company received Medicare provider numbers in April 2005 and California State Medicaid Program provider numbers were received in June 2005.

         BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") is a variable interest entity (Note 9) as defined in Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 46R, and, accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all amounts included in these notes to the unaudited condensed consolidated financial statements are expressed in thousands (except per share amounts, percentages, and stock option prices and values).

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

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 63% and 68% of the net operating revenues for the three months ended September 30, 2008 and 2007, respectively, and 60% and 66% for the six months ended September 30, 2008 and 2007, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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

         REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges. They generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the unaudited condensed consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what a hospital charges all other patients prior to the application of discounts and allowances.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $904 and $12 as of September 30 and March 31, 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.5 to $22.2. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from a hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and six months ended September 30, 2008, the Company recorded $171.0 in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2007, the Company recorded $755.4 in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2008, the Company reversed $1,429.6 in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. During the three and six months ended September 30, 2008, the Company recorded $117.2 in settlement receivables due to the reopening of the 2005 cost reports reflecting a change in the Supplemental Security Income ratio. As of September 30 and March 31, 2008, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $78 and $1,678, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $982 and $1,690 as of September 30 and March 31, 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments, or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB1100 and SB1255 programs. The Hospitals received supplemental payments of $38 and $74 during the three months ended September 30, 2008 and 2007, respectively, and $7,634 and $3,828 during the six months ended September 30, 2008 and 2007, respectively. The related revenue recorded for the three months ended September 30, 2008 and 2007 was $4,075 and $6,511, respectively, and $7,929 and $10,007 for the six months ended September 30, 2008 and 2007, respectively. As of September 30 and March 31, 2008, estimated DSH receivables of $5,172 and $4,877 are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         The following is a summary of due from and due to governmental payers:

                                                September 30,        March 31,
                                                    2008                2008
                                                ------------        ------------

         Due from government payers
                       Medicaid                 $      5,172        $      4,877
                                                ------------        ------------
                                                $      5,172        $      4,877
                                                ============        ============

         Due to government payers
                       Medicare                 $        904        $         12
                       Outlier                            78               1,678
                                                ------------        ------------
                                                $        982        $      1,690
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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the Hospitals and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.1 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and $4.4 million and $3.6 million for the six months ended September 30, 2008 and 2007, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of September 30 and March 31, 2008.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         PROVISION FOR DOUBTFUL ACCOUNTS - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer, and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

         As of September 30 and March 31, 2008, cash and cash equivalents includes $9.4 million and $3.0 million, respectively, deposited in lock box accounts that are swept daily by the Lender under various credit agreements (Note 4).

         LETTERS OF CREDIT - At September 30 and March 31, 2008, the Company had outstanding standby letters of credit totaling $1.2 million and $1.4 million, respectively. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender (Note 4).

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

         The Company uses the straight-line method of depreciation for buildings and improvements, and equipment over their estimated useful lives of 25 years, and 3 to 15 years, respectively.

         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. The Company believes there has been no impairment in the carrying value of its property and equipment at September 30, 2008.

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's refinancing (Note 4). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 4) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge during the year ended March 31, 2008. Debt issuance costs of $139.3 and $263.7 were amortized during the three and six months ended September 30, 2008 (including $14.9 in unamortized costs related to the $3.7 million paydown on the Convertible Note (Note 4)). At September 30 and March 31, 2008, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $497.5 and $497.5, respectively, as the current portion of the debt issuance costs.

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Effective April 1, 2006, the Company adopted SFAS No. 123R (Note 6).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the unaudited condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities including debt. The recorded carrying value of such financial instruments approximates a reasonable estimate of their fair value.

         SFAS No. 157, "Fair Value Measurements," establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. Issued in February 2008, FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157. FASB Staff Position No. 157-2, "Partial Deferral of the Effective Date of Statement 157," deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

         The Company adopted SFAS No. 157 as of April 1, 2008 for financial assets and financial liabilities. There was no material impact on the Company's consolidated financial position and results of operations for the three and six months ended September 30, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

         WARRANTS - In connection with its Acquisition of the Hospitals and credit agreements, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (Notes 4 and 5).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

         RECENTLY ENACTED ACCOUNTING STANDARDS - On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), "Business Combinations," regardless of whether those assets and liabilities are related to leases.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." With the issuance of FSP FAS 157-2, the FASB agreed to:
(a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS No. 157 until April 1, 2009 as it relates to our nonfinancial assets and nonfinancial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS No. 157 will have on those nonfinancial assets and liabilities.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. Effective April 1, 2008, the Company adopted SFAS No. 159, which had no impact on the Company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS No. 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS No. 160 will have on its consolidated results of operations or financial position.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (Note 4). The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, the APA was terminated and the Company repurchased the remaining outstanding accounts that had been sold.

         The loss on sale of accounts receivable for the three and six months ended September 30, 2007 is comprised of the following.

                                                           For the three        For the six
                                                           months ended         months ended
                                                        September 30, 2007    September 30, 2007
                                                        ------------------    ------------------
Transaction Fees deducted from Security
      Reserve Funds - closed purchases                  $            1,145    $            2,230
Change in accrued Transaction Fees - open purchases                    (72)                 (104)
                                                        ------------------    ------------------
      Total Transaction Fees incurred                                1,073                 2,126
                                                        ------------------    ------------------
Servicing expense for sold accounts receivable
       - closed purchases                                            1,487                 3,021
Change in accrued servicing expense for sold accounts
      receivable - open purchases                                     (149)                 (150)
                                                        ------------------    ------------------
      Total servicing expense incurred                               1,338                 2,871
                                                        ------------------    ------------------
Loss on sale of accounts receivable
      for the period                                    $            2,411    $            4,997
                                                        ==================    ==================


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following.

                                                   September 30,     March 31,
                                                        2008           2008
                                                    ------------   ------------

            Buildings                               $     33,791   $     33,791
            Land and improvements                         13,523         13,523
            Equipment                                     11,155         10,520
            Assets under capital leases                    8,991          7,464
                                                    ------------   ------------
                                                          67,460         65,298
            Less accumulated depreciation                (10,164)        (8,381)

                                                    ------------   ------------
                     Property and equipment, net    $     57,296   $     56,917
                                                    ============   ============

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

                                                   September 30,     March 31,
                                                       2008            2008
                                                   -------------   -------------

Current:

Revolving line of credit, outstanding borrowings   $      13,380   $       9,879
Convertible note                                           6,968          10,700
Secured term note                                         45,000          45,000
Secured line of credit, outstanding borrowings            30,000          30,000

                                                   -------------   -------------
                                                   $      95,348   $      95,579
                                                   =============   =============

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

   o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year, which was used to repay amounts owing under the Company's existing $30.0 million line of credit, pay the origination fees on the other credit facilities, and for working capital.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010,
(iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's Hospitals (three of which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (Note 5).

         The refinancing did not meet the requirements for a troubled debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Under SFAS No. 15, a debtor must be granted a concession by the creditor for a refinancing to be considered a troubled debt restructuring. Although the New Credit Facilities have lower interest rates than the previous credit facilities, the fair value of the New Warrants (Note 5) resulted in the effective borrowing rate of the New Credit Facilities to significantly exceed the effective rate of the previous credit facilities.

         The nondetachable conversion feature of the $10.7 million Convertible Term Note is out-of-the-money on the Effective Date. Pursuant to EITF 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19," the $10.7 million Convertible Term Note is considered conventional for purposes of applying EITF 00-19.

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

         Based on eligible receivables, as defined, the Company had approximately $19.3 million of additional availability under its $50.0 million Revolving Line of Credit at September 30, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as noncurrent at March 31, 2008. However, as a result of an error identified by the Company during the three months ended June 30, 2008, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4 at March 31, 2008. Due to this technical deficiency, and in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A," all debt as of March 31, 2008 was reclassified to current and the Company filed Form 10-K/A with the SEC on August 22, 2008. This was reviewed with the Lender who responded that the error identified by management was not material to the Lender. At September 30, 2008, the Company was in compliance with all covenants, as amended, except for the amended Minimum Fixed Charge Coverage Ratio of 0.4 and Minimum EBITDA, as defined. The Lender declined the Company's request for temporary waivers relating to such noncompliance and has requested additional information; as a result, the Company's noncurrent debt of $82.0 million has been classified as current debt due on demand in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008.

         During the three months ended September 30, 2008, the Lender granted the Company a reduction in the interest rate from 24% per year to 12% per year for certain additional borrowings under the $50.0 million Revolving Line of Credit. The additional borrowings resulted from delays in Medi-Cal payments from the State of California. The reduction in the interest rate for the additional borrowings was terminated by the Lender when the Company received the delayed payments, aggregating $7.5 million, from the State at the end of September 2008. The reduction in the interest rate resulted in a $97.7 credit to the Company during the three months ended September 30, 2008.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 11). Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 11).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 5 - COMMON STOCK TRANSACTIONS

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

         Upon the Company's refinancing (Note 4) and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants. These remaining Restructuring Warrants were exercised on July 18, 2008 (see "SECURITIES PURCHASE AGREEMENT").

         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (Note 4), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default on its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the effective date of the New Credit Facilities (the "Effective Date"). As of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

         SECURITIES PURCHASE AGREEMENT - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri paid $50 (recorded as additional paid in capital) for the right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million. Accordingly, in accordance with EITF 00-19, as of July 18, 2008, the Company recorded warrant expense, and related additional paid in capital, of $22 relating to the estimated fair value of the shares of common stock that can be acquired under the Purchase Right. The Purchase Right expires on January 10, 2009.

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

         Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri and MCC entered into an Option and Standstill Agreement pursuant to which MCC agreed to sell the New Warrants. The New Warrants will not be sold to Dr. Chaudhuri unless he so elects within six years after the Company pays off all remaining amounts due to MPFC II and MPFC I pursuant to (i) the $80.0 million Credit Agreement and (ii) the $50.0 million Revolving Credit Agreement. MCC also agreed not to exercise or transfer the New Warrants unless a payment default occurs and remains uncured for a specified period. The Option and Standstill Agreement further provides that if the full early payoff of the remaining balance of the $10.7 million Convertible Term Note does not occur by January 10, 2009, then that agreement and Dr. Chaudhuri's right to purchase the New Warrants will terminate.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 6 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of September 30, 2008, the maximum aggregate number of shares under the Plan was 14.2 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

         On August 7, 2008, the Board of Directors approved the granting of options with the right to purchase 600 shares of the Company's common stock to the CEO pursuant to the Plan. The grant price approved on that day is $0.105 per share. The options vest in twelve equal quarterly installments on each fiscal quarter-end of the Company following the date of grant.

         When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. Since there is limited historical data with respect to both pre-vesting forfeiture and post-vesting termination, the expected life of the options was determined utilizing the simplified method described in the SEC's Staff Accounting Bulletin 107, "Share-Based Payment"("SAB 107"). SAB 107 provides guidance whereby the expected term is calculated by taking the sum of the vesting term plus the original contractual term and dividing that quantity by two. The expected volatility is based on an analysis of the Company's stock and the stock of the following publicly traded companies that own hospitals.

                           Amsurg Inc. (AMSG)
                           Community Health Systems (CYH)
                           Health Management Associates Inc. (HMA)
                           Lifepoint Hospitals Inc. (LPNT)
                           Medcath Corp. (MDTH)
                           Tenet Healthcare Corp. (THC)
                           Universal Health Services Inc. Class B (USH)

         In accordance with SFAS No. 123R, the Company recorded $15.6 and $57.8 of compensation expense relative to stock options during the three months ended September 30, 2008 and 2007, respectively, and $29.6 and $57.8 during the six months ended September 30, 2008 and 2007, respectively. No options were granted prior to August 6, 2007. No options were exercised during the six months ended September 30, 2008. A summary of stock option activity for the period from March 31 through September 30, 2008 is presented as follows.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


                                                                     Weighted-
                                                                      average
                                                      Weighted-      remaining
                                                       average      contractual     Aggregate
                                                      exercise         term         intrinsic
                                      Shares            price         (years)         value
                                    -----------    --------------   ------------   ----------

Outstanding, March 31, 2008               7,445    $         0.24
     Granted                                600    $         0.11
     Exercised                               --    $           --
     Forfeited or expired                  (500)   $         0.26
                                    -----------
Outstanding, September 30, 2008           7,545    $         0.23            5.9   $       --
                                    ===========    ==============   ============   ==========
Exercisable at September 30, 2008         4,780    $         0.24            5.9   $       --
                                    ===========    ==============   ============   ==========

         A summary of the Company's nonvested shares as of September 30, 2008, and changes during the six months ended September 30, 2008 is presented as follows.

                                                                     Weighted-
                                                                      average
                                                                    grant date
                                                  Shares            fair value
                                                -----------       --------------

Nonvested at March 31, 2008                           2,982       $         0.05
Granted                                                 600       $         0.03
Vested                                                 (482)      $         0.03
Forfeited                                              (335)      $         0.05
                                                -----------       --------------
Nonvested at September 30, 2008                       2,765       $         0.05
                                                ===========       ==============


         As of September 30, 2008, there was $119.9 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 7 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended September 30, 2008 and 2007, the Company incurred expenses of $794.4 and $736.4, respectively, and $1,560.8 and $1,453.8 for the six months ended September 30, 2008,respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

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

         Since the Company incurred losses for the three months ended September 30, 2008 and for the six months ended September 30, 2008 and 2007, antidilutive potential shares of common stock, consisting of approximately 203 million, 205 million, and 62 million shares, respectively, issuable under warrants and stock options have been excluded from the calculations of diluted loss per share for those periods.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         Income per share for the three months ended September 30, 2007 was computed as follows. Stock options were not included in the diluted calculation since they were not in-the-money during the three months ended September 30, 2007.

         Numerator:
            Net income                                                  $  1,126
                                                                        ========

         Denominator:
            Weighted average common shares                               136,870
            Warrants                                                      53,500
                                                                        --------

         Denominator for diluted calculation                             190,370
                                                                        ========

         Income per share - basic                                       $   0.01
         Income per share - diluted                                     $   0.01

NOTE 9 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their options to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 4)). The Company remains primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (Note 1), a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its unaudited condensed consolidated balance sheet at September 30 and March 31, 2008.

NOTE 10 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLCs, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. Dr. Chaudhuri holds 64.7 million and 39.8 million shares of the outstanding stock of the Company as of September 30 and March 31, 2008. In addition, Dr. Chaudhuri has a Purchase Right to acquire 63.3 million shares under the Purchase Agreement (Note 5). As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

         On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20 per month, plus reimbursement of out-of-pocket costs. The agreement does not have a termination date and either party can terminate the agreement at any time. During the three months ended September 30, 2008, the Company incurred expenses under the agreement of $20.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         During the three months ended September 30, 2008 and 2007, the Company paid $1.5 million and $1.1 million, respectively, and $2.9 million and $2.1 million during the six months ended September 30, 2008 and 2007, respectively, to a supplier that is also a shareholder of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (Note 4), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease entered into on March 8, 2005, grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. The lease commitment with PCHI is eliminated in consolidation (Note 9).

         Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the College Avenue Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation. In October 2008, the Company made its final payment to PCHI in accordance with the Settlement Agreement. This transaction with PCHI is eliminated in consolidation (Note 9).

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company also leases certain equipment under capital leases expiring at various dates through January 2013. Effective July 1, 2008, the Company entered into a four year capital lease obligation of $1,490 for equipment. The lease has a nominal rate of interest of 11.6% per year and minimum monthly payments of $53.0 during the first year and $33.2 during the remaining three years.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2008, the Company had accrued $9.5 million and $9.9 million, respectively, which is comprised of $3.0 million and $3.0 million, respectively, in incurred and reported claims, along with $6.5 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2008, the Company had accrued $928.1 and $710.0, respectively, comprised of $320.5 and $169.0, respectively, in incurred and reported claims, along with $607.6 and $541.0, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at September 30 and March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30 and March 31, 2008, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers' compensation (employer's liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 5.25% per annum. The Company incurred finance charges relating to such policies of $24.3 and $36.3 during the three months ended September 30, 2008 and 2007, respectively, and $47.2 and $88.8 for the six months ended September 30, 2008 and 2007, respectively. As of September 30 and March 31, 2008, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

                                          September 30, 2008    March 31, 2008
                                          ------------------  ------------------

Prepaid insurance                         $            2,313  $              721


Accrued insurance premiums                $            1,640  $              299
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008 OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, have been stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company. The complaint seeks no affirmative relief against the Company specifically, but at this early stage in the proceedings, the Company is unable to determine the impact, if any, the suit may have on its results of operations or financial position.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. On October 6, 2008, the Court stayed this action pending the resolution of the lawsuit filed by the Company on May 10, 2007. The Company does not believe that the Company's compliance with any resulting court order will have a material effect on its results of operations or financial position.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


         On June 19, 2008, the Company received correspondence from OC-PIN demanding that the Company notice a special shareholders' meeting no later than June 26, 2008, to occur during the week of July 21 - 25, 2008. The stated purpose of the meeting was to (1) repeal a bylaws provision setting forth a procedure for nomination of director candidates by shareholders, (2) remove the Company's entire Board of Directors, and (3) elect a new Board of Directors. The Company denied this request based on, among other reasons, failure to comply with the appropriate bylaws and SEC procedures and failure to comply with certain requirements under the Company's credit agreements with its primary lender. OC-PIN repeated its request on July 29, 2008, and on July 30, 2008, filed a petition for writ of mandate in the Orange County Superior Court seeking a court order to compel the Company to hold a special shareholders' meeting. On August 18, 2008, the Court denied OC-PIN's petition.

         On September 17, 2008, OC-PIN filed another petition for writ of mandate seeking virtually identical relief as the petition filed on July 30, 2008. IHHI has not yet formally responded to the complaint, as it was stayed by the Court on October 6, 2008 pending the resolution of the May 10, 2007 suit brought by the Company. However, in an October 20, 2008 minute order, the court acknowledged that OC-PIN's subsequent petition is materially identical to its previous petition.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on its results of operations or financial position.

NOTE 12 - SUBSEQUENT EVENT

         On October 27, 2008, an arbitrator ruled that PCHI is ordered to pay $880.5 to Dr. Anil Shah, a former co-manager of PCHI, for legal fees and other costs incurred through July 31, 2008 by Dr. Shah in connection with litigation involving the Company and Dr. Shah. In addition to the $880.5 award, PCHI is ordered to pay a monthly retainer to Dr. Shah's legal counsel of $75.0 beginning on November 1, 2008 through the conclusion of the related trial, which is scheduled to begin on January 26, 2009, for legal fees incurred subsequent to July 2008. Accordingly, the Company has recorded $1,030.5 in other operating expenses and the related liability in other current liabilities in the accompanying unaudited condensed consolidated statements of operations and balance sheet as of and for the three and six months ended September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-K/A filed on August 22, 2008 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

SIGNIFICANT CHALLENGES

         COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In July 2008, the Company issued equity securities to an existing shareholder (see "SECURITIES PURCHASE AGREEMENT").

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

         The healthcare industry is highly competitive. We compete with a variety of other organizations in providing medical services, many of which have greater financial and other resources and may be more established in their respective communities than we are. Competing companies may offer newer or different centers or services than we do and may thereby attract patients or customers who are presently our patients or customers or are otherwise receiving our services.

         An increasing trend in malpractice litigation claims, rising costs of malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for hospital facilities. Also, a tightening of the reinsurance market has affected property, vehicle, and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

         We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations, and cash flows. The Company's liquidity is highly dependent upon the continued availability under its existing credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $7.5 million for the six months ended September 30, 2008 and had a working capital deficit of $103.0 million at September 30, 2008.

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. There is no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

         Key items for the six months ended September 30, 2008 included:

         1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care and other patient revenues improved $6.9 million during the six months ended September 30, 2008 compared to the same period in fiscal year 2008.

                  During the six months ended September 30, 2008 and 2007, the Company received a lump sum amendment to the CMAC agreement for $0 and $3.0 million, respectively. Adjusting for this, net collectible revenues (net operating revenues less provision for doubtful accounts) for the six months ended September 30, 2008 and 2007 were $167.4 million and $163.6 million, respectively, representing an increase of 2.1%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues decreased $7.5 million for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

                  Inpatient admissions decreased by 2.2% to 13.5 for the six months ended September 30, 2008 compared to 13.8 for the six months ended September 30, 2007.

                  Uninsured patients, as a percentage of gross charges, increased to 6.3% from 5.3% for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

         2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and loss on sale of accounts receivable for the six months ended September 30, 2008 were $190.6 million, or 5.4%, higher than for the same period in fiscal year 2008. The most significant factors of this increase were the $6.1 million increase in the provision for doubtful accounts due to an increase in assignment of insurance accounts for legal collection efforts, $1.0 million recorded relating to an arbitration award requiring such amount to be paid by PCHI to one of its former co-managers for legal fees incurred in connection with litigation involving the Company and the former co-manager, and $6.6 million increase in salaries and benefits. Of the increase in salaries and benefits, $2.2 million represents the servicing costs of accounts receivable that had been sold pursuant to the Accounts Purchase Agreement in the six months ended September 30, 2007 and subsequently reacquired in October 2007 (see "ACCOUNTS PURCHASE AGREEMENT"). Excluding the $2.2 million in servicing costs noted above, salaries and benefits increased 4.3% during the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

                  Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

                  The terms of the new financing reduced the Company's cost of capital by $2.2 million during the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of September 30, 2008 of $19.3 million based on eligible receivables, as defined. The Company's liquidity is highly dependent upon the continued availability under this financing.

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

   o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year, which was used to repay amounts owing under the Company's existing $30.0 million line of credit, pay the origination fees on the other credit facilities, and for working capital.

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

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010,
(iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's Hospitals (three of which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (see "NEW WARRANTS").

         The refinancing did not meet the requirements for a troubled debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Under SFAS No. 15, a debtor must be granted a concession by the creditor for a refinancing to be considered a troubled debt restructuring. Although the New Credit Facilities have lower interest rates than the previous credit facilities, the fair value of the New Warrants (see "NEW WARRANTS") resulted in the effective borrowing rate of the New Credit Facilities to significantly exceed the effective rate of the previous credit facilities.

         The nondetachable conversion feature of the $10.7 million Convertible Term Note is out-of-the-money on the Effective Date. Pursuant to EITF 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19," the $10.7 million Convertible Term Note is considered conventional for purposes of applying EITF 00-19.

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

         Based on eligible receivables, as defined, the Company had approximately $19.3 million of additional availability under its $50.0 million Revolving Line of Credit at September 30, 2008.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as noncurrent at March 31, 2008. However, as a result of an error identified by the Company during the three months ended June 30, 2008, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4 at March 31, 2008. Due to this technical deficiency, and in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A," all debt as of March 31, 2008 was reclassified to current and the Company filed Form 10-K/A with the SEC on August 22, 2008. This was reviewed with the Lender who responded that the error identified by management was not material to the Lender. At September 30, 2008, the Company was in compliance with all covenants, as amended, except for the amended Minimum Fixed Charge Coverage Ratio of 0.4 and Minimum EBITDA, as defined. The Lender declined the Company's request for temporary waivers relating to such noncompliance and has requested additional information; as a result, the Company's noncurrent debt of $82.0 million has been classified as current debt due on demand in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008.

         During the three months ended September 30, 2008, the Lender granted the Company a reduction in the interest rate from 24% per year to 12% per year for certain additional borrowings under the $50.0 million Revolving Line of Credit. The additional borrowings resulted from delays in Medi-Cal payments from the State of California. The reduction in the interest rate for the additional borrowings was terminated by the Lender when the Company received the delayed payments, aggregating $7.5 million, from the State at the end of September 2008. The reduction in the interest rate resulted in a $97.7 credit to the Company during the three months ended September 30, 2008.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI. Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property"), and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation.

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

         Upon the Company's refinancing (see "REFINANCING") and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants. These remaining Restructuring Warrants were exercised on July 18, 2008 (see "SECURITIES PURCHASE AGREEMENT").

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

         SECURITIES PURCHASE AGREEMENT - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million. The Purchase Right expires on January 10, 2009.

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

         Concurrent with the execution of the Purchase Agreement, the Company and the Lender, and its affiliate, Healthcare Financial Management & Acquisitions, Inc., a Nevada corporation ("HFMA" and collectively with the Lender, "MCC") entered into an Early Loan Payoff Agreement (the "Payoff Agreement"). The Company used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. The Company is obligated under the Payoff Agreement to use the proceeds it receives from the future exercise, if any, of the Investor's purchase right under the Purchase Agreement, plus additional Company funds as may then be necessary, to pay down the remaining balance of the $10.7 million Convertible Term Note under the Payoff Agreement. Under the Payoff Agreement, once the Company has fully repaid early the remaining balance of the $10.7 million Convertible Term Note, the Company has an option to extend the maturity dates of the $80.0 million Credit Agreement and the $50.0 million Revolving Credit Agreement from October 8, 2010 to October 8, 2011.

         Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri and MCC entered into an Option and Standstill Agreement pursuant to which MCC agreed to sell the New Warrants. The New Warrants will not be sold to Dr. Chaudhuri unless he so elects within six years after the Company pays off all remaining amounts due to MPFC II and MPFC I pursuant to (i) the $80.0 million Credit Agreement and (ii) the $50.0 million Revolving Credit Agreement. MCC also agreed not to exercise or transfer the New Warrants unless a payment default occurs and remains uncured for a specified period. The Option and Standstill Agreement further provides that if the full early payoff of the $10.7 million Convertible Term Note does not occur by January 10, 2009, then that agreement and Dr. Chaudhuri's right to purchase the New Warrants will terminate.

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

         CASH FLOW - Net cash provided by (used in) operating activities for the six months ended September 30, 2008 and 2007 was $4.8 million and $(11.4) million, respectively, including net losses, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, of $5.4 million and $3.0 million, respectively. The Company produced $10.2 million and used $8.4 million in working capital for the six months ended September 30, 2008 and 2007, respectively. Cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $5.4 million and $6.4 million for the six months ended September 30, 2008 and 2007, respectively. Cash provided by (used in) accounts receivable, including security reserve fund and deferred purchase price receivable in fiscal year 2008 (net of provision for doubtful accounts), was $6.9 million and $(8.0) million for the six months ended September 30, 2008 and 2007, respectively.

         Net cash provided by (used in) investing activities during the six months ended September 30, 2008 and 2007 was $(0.7) million and $4.6 million, respectively. In the six months ended September 30, 2008 and 2007, the Company invested $0.7 million and $0.4 million in cash, respectively, in new equipment. During the six months ended September 30, 2008 and 2007, $5.0 thousand and $4.9 million, respectively, in restricted cash was released to the Company.

         Net cash provided by financing activities for the six months ended September 30, 2008 and 2007 was $2.1 million and $0.4 million, respectively. The increase in net cash provided by financing activities for the six months ended September 30, 2008 was primarily represented by $3.7 million from the issuance of common stock.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the three and six months ended September 30, 2008 and 2007, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

                                                Three months ended    Six months ended
                                                  September 30,        September 30,
                                                -----------------     ---------------
                                                 2008        2007      2008      2007
                                                -------     -----     -----     -----

Net operating revenues                            100.0%    100.0%    100.0%    100.0%
                                                -------     -----     -----     -----

Operating expenses
     Salaries and benefits                         56.5%     53.6%     56.4%     54.9%
     Supplies                                      12.7%     12.9%     12.9%     13.5%
     Provision for doubtful accounts               12.5%      7.7%     11.5%      8.6%
     Other operating expenses                      19.9%     18.2%     19.1%     18.8%
     Loss on sale of accounts receivable            0.0%      2.5%      0.0%      2.7%
     Depreciation and amortization                  0.9%      0.8%      0.9%      0.9%
                                                -------     -----     -----     -----
                                                  102.5%     95.7%    100.8%     99.4%
                                                -------     -----     -----     -----

Operating income (loss)                            (2.5%)     4.3%     (0.8%)     0.6%
                                                -------     -----     -----     -----

Other income (expense):
     Interest expense, net                         (2.9%)    (3.2%)    (3.1%)    (3.4%)
     Warrant expense                               (0.0%)     0.0%     (0.0%)     0.0%
                                                -------     -----     -----     -----
                                                   (2.9%)    (3.2%)    (3.1%)    (3.4%)
                                                -------     -----     -----     -----

Income (loss) before provision for income
     taxes and minority interest                   (5.4%)     1.1%     (3.9%)    (2.8%)
Provision for income taxes                         (0.0%)     0.0%     (0.0%)     0.0%
Minority interest in variable interest entity       0.5%      0.1%      0.0%      0.1%

                                                -------     -----     -----     -----
Net income (loss)                                  (4.9%)     1.2%     (3.9%)    (2.7%)
                                                =======     =====     =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

         NET OPERATING REVENUES - Net operating revenues for the three months ended September 30, 2008 increased 0.1% compared to the same period in fiscal year 2008, from $95.4 million to $95.5 million. Net operating revenues for the three months ended September 30, 2007 included a lump sum amendment to the CMAC agreement for $3.0 million. Admissions for the three months ended September 30, 2008 decreased 2.7% compared to the same period in fiscal year 2008. Revenue per admission improved by 2.9% during the three months ended September 30, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2008 and 2007 were $2.1 million and $2.0 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 63% and 68% of the net operating revenues for the three months ended September 30, 2008 and 2007, respectively.

         Uninsured patients, as a percentage of gross charges, increased to 6.1% from 5.5% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

         Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.0 million one-time grant referred to above during the three months ended September 30, 2007, Net Collectible Revenues were $83.6 million (net revenues of $95.5 million less $11.9 million in provision for doubtful accounts) and $85.0 million (net revenues of $92.4 million less $7.4 million in provision for doubtful accounts) for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $1.4 million. There was however an increase in Net Collectible Revenues per admission of 1.0% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

         OPERATING EXPENSES - Operating expenses for the three months ended September 30, 2008 increased to $97.8 million from $91.3 million, an increase of $6.5 million, or 7.1%, compared to the same period in fiscal year 2008. Operating expenses expressed as a percentage of net operating revenues for the three months ended September 30, 2008 and 2007 were 102.5% and 95.7%, respectively. On a per admission basis, operating expenses increased 10.2%.

         Salaries and benefits increased $2.8 million (5.4%) for the three months ended September 30, 2008 compared to the same period in fiscal year 2008, primarily due to wage increases, benefit accruals, and increases in headcount that replaced higher cost contract service providers. This increase also reflects a $1.0 million difference in classification of accounts receivable servicing expense for the three months ended September 30, 2008 and 2007. Under the APA these costs were included in the loss on sale of accounts receivable. Upon reacquisition of the accounts receivable, comparable servicing costs are included in salaries and benefits.

         During the three months ended September 30, 2008, the Company recorded $1,030.5 in other operating expenses relating to an arbitration award requiring such amount to be paid by PCHI to one of its former co-managers for legal fees incurred in connection with litigation involving the Company and the former co-manager. Other than the arbitration award noted above, other operating expenses relative to net operating revenues for the three months ended September 30, 2008 were substantially unchanged compared to the same period in fiscal year 2008.

         The provision for doubtful accounts for the three months ended September 30, 2008 increased to $11.9 million from $7.4 million, or 60.8%, compared to the same period in fiscal year 2008. The increase in the provision for doubtful accounts for the three months ended September 30, 2008 is primarily due to an increase in assignment of insurance accounts for legal collection efforts, an increase in uninsured patients, and delays in payments and potential non-payments by managed care companies.

         The loss on sale of accounts receivable for the three months ended September 30, 2008 and 2007 was $0 and $2.4 million, respectively. The decrease is due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME (LOSS) - The operating loss for the three months ended September 30, 2008 was $2.3 million compared to operating income of $4.1 million for the three months ended September 30, 2007.

         OTHER INCOME (EXPENSE) - Interest expense for the three months ended September 30, 2008 ($2.8 million) was comparable to the same period in fiscal year 2008 ($3.1 million).

         NET LOSS - Net loss for the three months ended September 30, 2008 was $4.7 million compared to net income of $1.1 million for the same period in fiscal year 2008.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2007

         NET OPERATING REVENUES - Net operating revenues for the six months ended September 30, 2008 increased 3.7% compared to the same period in fiscal year 2008, from $182.2 million to $189.0 million. Net operating revenues for the six months ended September 30, 2007 included a lump sum amendment to the CMAC agreement for $3.0 million. Admissions for the six months ended September 30, 2008 decreased 2.2% compared to the same period in fiscal year 2008. Revenue per admission improved by 6.1% during the six months ended September 30, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the six months ended September 30, 2008 and 2007 were $4.4 million and $3.6 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 60% and 66% of the net operating revenues for the six months ended September 30, 2008 and 2007, respectively.

         Uninsured patients, as a percentage of gross charges, increased to 6.3% from 5.3% for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

         Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.0 million one-time grant referred to above during the six months ended September 30, 2007, Net Collectible Revenues were $167.3 million (net revenues of $189.0 million less $21.7 million in provision for doubtful accounts) and $163.6 million (net revenues of $179.2 million less $15.6 million in provision for doubtful accounts) for the six months ended September 30, 2008 and 2007, respectively, an increase of $3.7 million, or 4.6% per admission.

         OPERATING EXPENSES - Operating expenses for the six months ended September 30, 2008 increased to $190.6 million from $180.9 million, an increase of $9.7 million, or 5.4%, compared to the same period in fiscal year 2008. Operating expenses expressed as a percentage of net operating revenues for the six months ended September 30, 2008 and 2007 were 100.8% and 99.4%, respectively. On a per admission basis, operating expenses increased 7.8%.

         Salaries and benefits increased $6.6 million (6.6%) for the six months ended September 30, 2008 compared to the same period in fiscal year 2008, primarily due to wage increases, benefit accruals, and increases in headcount that replaced higher cost contract service providers. This increase also reflects a $2.2 million difference in classification of accounts receivable servicing expense for the six months ended September 30, 2008 and 2007. Under the APA these costs were included in the loss on sale of accounts receivable. Upon reacquisition of the accounts receivable, comparable servicing costs are included in salaries and benefits.

         During the six months ended September 30, 2008, the Company recorded $1,030.5 in other operating expenses relating to an arbitration award requiring such amount to be paid by PCHI to one of its former co-managers for legal fees incurred in connection with litigation involving the Company and the former co-manager. Other than the arbitration award noted above, other operating expenses relative to net operating revenues for the six months ended September 30, 2008 were substantially unchanged compared to the same period in fiscal year 2008.

         The provision for doubtful accounts for the six months ended September 30, 2008 increased to $21.7 million from $15.6 million, or 39.1%, compared to the same period in fiscal year 2008. The increase in the provision for doubtful accounts for the six months ended September 30, 2008 is primarily due to an increase in assignment of insurance accounts for legal collection efforts, an increase in uninsured patients, and delays in payments by managed care companies.

         The loss on sale of accounts receivable for the six months ended September 30, 2008 and 2007 was $0 and $5.0 million, respectively. The decrease is due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME (LOSS) - The operating loss for the six months ended September 30, 2008 was $1.6 million compared to operating income of $1.3 million for the six months ended September 30, 2007.

         OTHER INCOME (EXPENSE) - Interest expense for the six months ended September 30, 2008 ($5.8 million) was comparable to the same period in fiscal year 2008 ($6.2 million).

         NET LOSS - Net loss for the six months ended September 30, 2008 was $7.5 million compared to a net loss of $4.6 million for the same period in fiscal year 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges. They generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the unaudited condensed consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what a hospital charges all other patients prior to the application of discounts and allowances.

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $904 and $12 as of September 30 and March 31, 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2007 was a decrease from $24.5 to $22.2. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from a hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and six months ended September 30, 2008, the Company recorded $171.0 in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2007, the Company recorded $755.4 in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2008, the Company reversed $1,429.6 in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. During the three and six months ended September 30, 2008, the Company recorded $117.2 in settlement receivables due to the reopening of the 2005 cost reports reflecting a change in the Supplemental Security Income ratio. As of September 30 and March 31, 2008, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $78 and $1,678, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $982 and $1,690 as of September 30 and March 31, 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments, or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB1100 and SB1255 programs. The Hospitals received supplemental payments of $38 and $74 during the three months ended September 30, 2008 and 2007, respectively, and $7,634 and $3,828 during the six months ended September 30, 2008 and 2007, respectively. The related revenue recorded for the three months ended September 30, 2008 and 2007 was $4,075 and $6,511, respectively, and $7,929 and $10,007 for the six months ended September 30, 2008 and 2007, respectively. As of September 30 and March 31, 2008, estimated DSH receivables of $5,172 and $4,877 are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the Hospitals and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.1 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and $4.4 million and $3.6 million for the six months ended September 30, 2008 and 2007, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of September 30 and March 31, 2008.

         The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying unaudited condensed consolidated financial statements.

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer, and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

         TRANSFERS OF FINANCIAL ASSETS - Prior to refinancing its debt (see "REFINANCING"), the Company sold substantially all of its billed accounts receivable to a financial institution. This arrangement terminated on October 9, 2007. The Company accounted for its sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of SFAS No. 125." A transfer of financial assets in which the Company had surrendered control over those assets was accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in exchange.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2008, the Company had accrued $9.5 million and $9.9 million, respectively, which is comprised of $3.0 million and $3.0 million, respectively, in incurred and reported claims, along with $6.5 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2008, the Company had accrued $928.1 and $710.0, respectively, comprised of $320.5 and $169.0, respectively, in incurred and reported claims, along with $607.6 and $541.0, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at September 30 and March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30 and March 31, 2008, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers' compensation (employer's liability).

RECENT ACCOUNTING STANDARDS

         On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), "Business Combinations," regardless of whether those assets and liabilities are related to leases.

         On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." With the issuance of FSP FAS 157-2, the FASB agreed to:
(a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS No. 157 until April 1, 2009 as it relates to our nonfinancial assets and nonfinancial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS No. 157 will have on those nonfinancial assets and liabilities.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. Effective April 1, 2008, the Company adopted SFAS No. 159, which had no impact on the Company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS No. 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS No. 160 will have on its consolidated results of operations or financial position.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of September 30 2008, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

         As of September 30, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008 OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, have been stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company. The complaint seeks no affirmative relief against the Company specifically, but at this early stage in the proceedings, the Company is unable to determine the impact, if any, the suit may have on its results of operations or financial position.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. On October 6, 2008, the Court stayed this action pending the resolution of the lawsuit filed by the Company on May 10, 2007. The Company does not believe that the Company's compliance with any resulting court order will have a material effect on its results of operations or financial position.

         On June 19, 2008, the Company received correspondence from OC-PIN demanding that the Company notice a special shareholders' meeting no later than June 26, 2008, to occur during the week of July 21 - 25, 2008. The stated purpose of the meeting was to (1) repeal a bylaws provision setting forth a procedure for nomination of director candidates by shareholders, (2) remove the Company's entire Board of Directors, and (3) elect a new Board of Directors. The Company denied this request based on, among other reasons, failure to comply with the appropriate bylaws and SEC procedures and failure to comply with certain requirements under the Company's credit agreements with its primary lender. OC-PIN repeated its request on July 29, 2008, and on July 30, 2008, filed a petition for writ of mandate in the Orange County Superior Court seeking a court order to compel the Company to hold a special shareholders' meeting. On August 18, 2008, the Court denied OC-PIN's petition.

         On September 17, 2008, OC-PIN filed another petition for writ of mandate seeking virtually identical relief as the petition filed on July 30, 2008. IHHI has not yet formally responded to the complaint, as it was stayed by the Court on October 6, 2008 pending the resolution of May 10, 2007 suit brought by the Company. However, in an October 20, 2008 minute order, the court acknowledged that OC-PIN's subsequent petition is materially identical to its previous petition.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. The Company believes that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on its results of operations or financial position.

ITEM 1A. RISK FACTORS

         During the three months ended September 30, 2008, the Company experienced delays in the funding of some advances under its $50.0 million Revolving Line of Credit. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern.

         There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on September 2, 2008. Of the 161,973,929 shares eligible to vote, 149,567,933 appeared in person or by proxy and established a quorum for the meeting. The matters listed in the table below were approved by the stockholders at the meeting.

  ELECTION OF DIRECTORS    VOTES FOR   VOTES AGAINST  VOTES WITHHELD  NOT VOTED
  ---------------------    ---------   -------------  --------------  ---------
Maurice J. DeWald          83,668,468        --        65,899,465     12,405,996
Ajay Meka, M.D.            83,668,468        --        65,899,465     12,405,996
Michael Metzler            83,668,468        --        65,899,465     12,405,996
Bruce Mogel                83,654,268        --        65,913,665     12,405,996
J. Fernando Niebla         83,668,468        --        65,899,465     12,405,996
William E. Thomas          83,665,968        --        65,901,965     12,405,996

ITEM 6. EXHIBITS

Exhibit
Number      Description
------      -----------

3.1 Bylaws of Integrated Healthcare Holdings, Inc., as amended on August 22, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed on August 28, 2008).

10.1        Legal representation agreement between the Registrant and William E.
            Thomas, Inc. (a Professional Law Corporation) (incorporated herein by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on September 26, 2008).

10.2 Resignation Agreement and General Release, dated as of November 4, 2008, by and between the Registrant and Mr. Bruce Mogel (incorporated herein by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on November 7, 2008).

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


                                        INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 14, 2008              By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)