Form 10-Q
period 2008-12-31
Integrated Healthcare Holdings Inc
filed 2009-02-17
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2008; or

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

There were 195,307,262 shares outstanding of the registrant's common stock as of February 10, 2009.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 2008 and March      3
           31, 2008 - (unaudited)

         Condensed Consolidated Statements of Operations for the three and nine       4
           months ended December 31, 2008 and 2007 - (unaudited)

         Condensed Consolidated Statement of Stockholders' Deficiency for the         5
           nine months ended December 31, 2008 - (unaudited)

         Condensed Consolidated Statements of Cash Flows for the nine months          6
           ended December 31, 2008 and 2007 - (unaudited)

         Notes to Condensed Consolidated Financial Statements -                       7
           (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and              32
           Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  48

Item 4.  Controls and Procedures                                                     48


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           49

Item 1A. Risk Factors                                                                51

Item 6.  Exhibits                                                                    52

         Signatures                                                                  52




PART I - FINANCIAL INFORMATION
Item 1.  Financial statements

                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (amounts in 000's, except par value)
                                                   (unaudited)

                                                                                   December 31,      March 31,
                                                                                      2008             2008
                                                                                  -------------    -------------

                                     ASSETS
Current assets:
      Cash and cash equivalents                                                   $         200    $       3,141
      Restricted cash                                                                        16               20
      Accounts receivable, net of allowance for doubtful
                  accounts of $19,961 and $14,383, respectively                          53,838           57,482
      Inventories of supplies, at cost                                                    6,003            5,853
      Due from governmental payers                                                        6,727            4,877
      Prepaid insurance                                                                   1,445              721
      Other prepaid expenses and current assets                                           5,238            5,811
                                                                                  -------------    -------------
                                 Total current assets                                    73,467           77,905

Property and equipment, net                                                              56,247           56,917
Debt issuance costs, net                                                                    373              759

                                                                                  -------------    -------------
                                 Total assets                                     $     130,087    $     135,581
                                                                                  =============    =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
      Debt, due on demand                                                         $      85,493    $      95,579
      Accounts payable                                                                   55,974           46,681
      Accrued compensation and benefits                                                  13,181           14,701
      Due to governmental payers                                                             --            1,690
      Accrued insurance retentions                                                       11,831           12,332
      Other current liabilities                                                           6,555            5,781
                                                                                  -------------    -------------
                                 Total current liabilities                              173,034          176,764

Capital lease obligations, net of current portion
      of $867 and $406, respectively                                                      6,901            6,375
Minority interest in variable interest entity                                                --            1,150
                                                                                  -------------    -------------
                                 Total liabilities                                      179,935          184,289
                                                                                  -------------    -------------

Commitments, and contingencies and subsequent events

Stockholders' deficiency:
      Common stock, $0.001 par value; 400,000 shares authorized;
                  161,974 and 137,096 shares issued and outstanding                         162              137
      Additional paid in capital                                                         60,070           56,148
      Accumulated deficit                                                              (110,080)        (104,993)
                                                                                  -------------    -------------
                                 Total stockholders' deficiency                         (49,848)         (48,708)

                                                                                  -------------    -------------
                                 Total liabilities and stockholders' deficiency   $     130,087    $     135,581
                                                                                  =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (amounts in 000's, except per share amounts)
                                           (unaudited)

                                              Three months ended        Nine months ended
                                                 December 31,              December 31,
                                            ----------------------    ----------------------
                                              2008         2007         2008          2007
                                            ---------    ---------    ---------    ---------

Net operating revenues                      $ 100,323    $  88,158    $ 289,352    $ 270,326
                                            ---------    ---------    ---------    ---------

Operating expenses:
     Salaries and benefits                     52,972       53,924      159,519      153,876
     Supplies                                  12,657       11,959       37,098       36,538
     Provision for doubtful accounts           10,663        8,015       32,324       23,599
     Other operating expenses                  16,399       16,781       52,579       50,961
     Loss on sale of accounts receivable           --         (918)          --        4,079
     Depreciation and amortization                898          834        2,681        2,427
                                            ---------    ---------    ---------    ---------
                                               93,589       90,595      284,201      271,480
                                            ---------    ---------    ---------    ---------

Operating income (loss)                         6,734       (2,437)       5,151       (1,154)
                                            ---------    ---------    ---------    ---------

Other expense:
     Interest expense, net                     (3,411)      (4,080)      (9,199)     (10,248)
     Warrant expense                               --      (11,404)         (22)     (11,404)
     Change in fair value of derivative            --      (14,273)          --      (14,273)
                                            ---------    ---------    ---------    ---------
                                               (3,411)     (29,757)      (9,221)     (35,925)
                                            ---------    ---------    ---------    ---------

Income (loss) before provision for income
    taxes and minority interest                 3,323      (32,194)      (4,070)     (37,079)
     Provision for income taxes                    --           --          (17)          --
     Minority interest (Note 9)                  (950)      (1,105)      (1,000)        (869)
                                            ---------    ---------    ---------    ---------

Net income (loss)                           $   2,373    $ (33,299)   $  (5,087)   $ (37,948)
                                            =========    =========    =========    =========

Per Share Data:
    Income (loss) per common share
     Basic                                  $    0.01    ($   0.24)   ($   0.03)   ($   0.29)
     Diluted                                $    0.01    ($   0.24)   ($   0.03)   ($   0.29)
    Weighted average shares outstanding
     Basic                                    161,974      137,096      152,204      130,140
     Diluted                                  195,156      137,096      152,204      130,140



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                               (amounts in 000's)
                                                   (unaudited)


                                            Common Stock          Additional
                                      -------------------------    Paid-in      Accumulated
                                         Shares       Amount       Capital        Deficit         Total
                                      -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2008                   137,096   $       137   $    56,148   $  (104,993)   $   (48,708)

Exercise of warrants                       24,878            25         3,707            --          3,732

Issuance of right to purchase stock            --            --            50            --             50

Issuance of warrants                           --            --            22            --             22

Share-based compensation                       --            --           143            --            143

Net loss                                       --            --            --        (5,087)        (5,087)

                                      -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2008                161,974   $       162   $    60,070   $  (110,080)   $   (49,848)
                                      ===========   ===========   ===========   ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in 000's)
                                           (unaudited)

                                                                      For the nine months ended December 31,
                                                                          ------------------------------
                                                                              2008              2007
                                                                          -------------    -------------
Cash flows from operating activities:
Net loss                                                                  $      (5,087)   $     (37,948)
Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
             Depreciation and amortization of property and equipment              2,681            2,427
             Provision for doubtful accounts                                     32,324           23,599
             Amortization of debt issuance costs                                    386              111
             Common stock warrant expense                                            22           11,404
             Change in fair value of warrant liability                               --           14,273
             Minority interest                                                    1,000              869
             Noncash share-based compensation expense                               143              107
             Loss on disposition of property and equipment                          195
Changes in operating assets and liabilities:
             Accounts receivable                                                (28,680)         (57,520)
             Security reserve funds                                               7,990
             Deferred purchase price receivable                                      --           16,975
             Inventories of supplies                                               (150)             (72)
             Due from governmental payers                                        (1,850)            (379)
             Prepaid insurance, other prepaid expenses and
               current assets, and other assets                                    (151)             778
             Accounts payable                                                     9,293            2,987
             Accrued compensation and benefits                                   (1,520)           2,988
             Due to governmental payers                                          (1,690)             934
             Accrued insurance retentions and other current liabilities             273           (3,195)
                                                                          -------------    -------------
               Net cash provided by (used in) operating activities                7,189          (13,672)
                                                                          -------------    -------------

Cash flows from investing activities:
             Decrease in restricted cash                                              4            4,951
             Additions to property and equipment                                   (763)            (564)
                                                                          -------------    -------------
               Net cash (used in) provided by investing activities                 (759)           4,387
                                                                          -------------    -------------

Cash flows from financing activities:
             (Advances) paydown on revolving line of credit, net                 (6,354)           4,959
             Paydown on convertible note                                         (3,732)              --
             Long term debt issuance costs                                           --           (1,493)
             Issuance of common stock                                             3,732              576
             Issuance of right to purchase common stock                              50               --
             Variable interest entity distribution                               (2,150)            (950)
             Payments on capital lease obligations, net                            (917)            (199)
                                                                          -------------    -------------
               Net cash (used in) provided by financing activities               (9,371)           2,893
                                                                          -------------    -------------

Net decrease in cash and cash equivalents                                        (2,941)          (6,392)
Cash and cash equivalents, beginning of period                                    3,141            7,844
                                                                          -------------    -------------
Cash and cash equivalents, end of period                                  $         200    $       1,452
                                                                          =============    =============

Supplemental information:
             Cash paid for interest                                       $      (8,503)   $     (10,055)
                                                                          =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2008 and notes thereto included in the Company's Annual Report on Form 10-K/A filed with the SEC on August 22, 2008.

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company has incurred significant losses to date including a net loss of $5.1 million for the nine months ended December 31, 2008 and has a working capital deficit of $99.6 million and accumulated stockholders' deficiency of $49.9 million at December 31, 2008. The Company's $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of December 31, 2008 of $30.0 million based on eligible receivables, as defined (Note 4). However, during the three months ended December 31, 2008, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of December 31, 2008, the unfulfilled advance requests aggregated approximately $13.2 million. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern. At December 31, 2008, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and uncertainty as to future compliance, the Company's noncurrent debt of $82.0 million will continue to be classified as current debt due on demand in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2008 (Note 4). Additionally, the Company received notices of default relating to the leases for Chapman Medical Center (Note 12). Until the default is cured, it could result in a violation of the Company's loan covenants.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its debt from the same Lender (Note 4) and, thus, is subject to significant credit risk if it is unable to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 64% and 65% of the net operating revenues for the three months ended December 31, 2008 and 2007, respectively, and 61% and 66% for the nine months ended December 31, 2008 and 2007, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $26 and settlement payables of $12 as of December 31 and March 31, 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2008 was a decrease from $22.2 to $20.0. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from a hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and nine months ended December 31, 2008, the Company recorded $172.5 and $460.7, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2007, the Company recorded $0 and $755.4, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2008, the Company reversed $78.4 and $1,678.0, respectively, in reserves related to excess

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. For cost reporting periods ending during 2007 and after, outlier reserves have not been recorded as outlier payments received by the Company are calculated using actual cost-to-charge ratios. During the three and nine months ended December 31, 2008, the Company recorded $64.9 and $182.1, respectively, in settlement receivables due to the reopening of the 2005 cost reports reflecting a change in the Supplemental Security Income ratio. As of December 31 and March 31, 2008, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $0 and $1,678, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net receivable of $27 and a net payable of $1,690 as of December 31 and March 31, 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments, or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB1100 and SB1255 programs. The Hospitals received supplemental payments of $6.8 million and $9.6 million during the three months ended December 31, 2008 and 2007, respectively, and $14.5 million and $13.5 million during the nine months ended December 31, 2008 and 2007, respectively. The related revenue recorded for the three months ended December 31, 2008 and 2007 was $8.2 million and $3.8 million, respectively, and $16.2 million and $13.8 million for the nine months ended December 31, 2008 and 2007, respectively. As of December 31 and March 31, 2008, estimated DSH receivables of $6.7 million and $4.9 million are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

         The following is a summary of due from and due to governmental payers:

                                                   December 31,       March 31,
                                                       2008             2008
                                                   ------------     ------------

         Due from government payers
                     Medicare                      $         27               $-
                     Medicaid                             6,700            4,877
                                                   ------------     ------------
                                                   $      6,727     $      4,877
                                                   ============     ============

         Due to government payers
                     Medicare                      $         --     $         12
                     Outlier                                 --            1,678
                                                   ------------     ------------
                                                   $         --     $      1,690
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the Hospitals and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.0 million and $2.2 million for the three months ended December 31, 2008 and 2007, respectively, and $6.4 million and $5.8 million for the nine months ended December 31, 2008 and 2007, respectively.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         As of December 31 and March 31, 2008, cash and cash equivalents includes $0.2 million and $3.0 million, respectively, deposited in lock box accounts that are swept daily by the Lender under various credit agreements (Note 4).

         LETTERS OF CREDIT - At December 31 and March 31, 2008, the Company had outstanding standby letters of credit totaling $1.2 million and $1.4 million, respectively. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender (Note 4).

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

         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. During the three and nine months ended December 31, 2008, the Company recorded an impairment in the carrying value of the Company's property and equipment at December 31, 2008 (Note 3).

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's refinancing (Note 4). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 4) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge during the year ended March 31, 2008. Debt issuance costs of $122.4 were amortized during the three months ended December 31, 2008. Debt issuance costs of $386.1 were amortized during the nine months ended December 31, 2008 (including $14.9 in unamortized costs related to the $3.7 million paydown on the Convertible Note (Note 4)). At December 31 and March 31, 2008, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $497.5 and $497.5, respectively, as the current portion of the debt issuance costs.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         The Company adopted SFAS No. 157 as of April 1, 2008 for financial assets and financial liabilities. There was no material impact on the Company's consolidated financial position and results of operations for the three and nine months ended December 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         RECENTLY ENACTED ACCOUNTING STANDARDS - In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), "Business Combinations," regardless of whether those assets and liabilities are related to leases.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." With the issuance of FSP FAS 157-2, the FASB agreed to:
(a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS No. 157 until April 1, 2009 as it relates to our nonfinancial assets and nonfinancial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS No. 157 will have on those nonfinancial assets and liabilities.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

         In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46R-8"). FSP FAS 140-4 and FIN 46R-8 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - as amended" and FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 and has included the enhanced disclosures in Note 9.

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

         The loss on sale of accounts receivable for the three and nine months ended December 31, 2007 is comprised of the following.

                                                         For the three     For the nine
                                                         months ended     months ended
                                                         December 31,     December 31,
                                                             2007             2007
                                                        -------------    -------------
Transaction Fees deducted from Security
    Reserve Funds - closed purchases                    $         165    $       2,395
Change in accrued Transaction Fees - open purchases              (608)            (712)
                                                        -------------    -------------
    Total Transaction Fees incurred                              (443)           1,683
                                                        -------------    -------------
Servicing expense for sold accounts receivable
     - closed purchases                                           165            3,186
Change in accrued servicing expense for sold accounts
    receivable - open purchases                                  (640)            (790)
                                                        -------------    -------------
    Total servicing expense incurred                             (475)           2,396
                                                        -------------    -------------
Loss on sale (gain on repurchase) of
    accounts receivable for the period                  $        (918)   $       4,079
                                                        =============    =============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following.


                                                      December 31,     March 31,
                                                          2008           2008
                                                        --------       --------

         Buildings                                      $ 33,606       $ 33,791
         Land and improvements                            13,523         13,523
         Equipment                                        11,155         10,520
         Assets under capital leases                       8,991          7,464
                                                        --------       --------
                                                          67,275         65,298
         Less accumulated depreciation                   (11,028)        (8,381)

                                                        --------       --------
                      Property and equipment, net       $ 56,247       $ 56,917
                                                        ========       ========


         Essentially all land and buildings are owned by PCHI (Notes 9, 10 and 11). In October 2008, a building owned by PCHI was partially destroyed by a fire. The Company has recorded an impairment of property and equipment for $194.8 in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2008. PCHI's insurance carrier is continuing its review of the loss.

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

         The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. Three of the four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification.

         There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company's cash flow.

NOTE 4 - DEBT

         The Company's debt payable to affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Medical Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") consists of the following.

                                                        December 31,   March 31,
                                                           2008           2008
                                                         ---------     ---------

Current:

Revolving line of credit, outstanding borrowings         $   3,525     $   9,879
Convertible note                                             6,968        10,700
Secured term note                                           45,000        45,000
Secured line of credit, outstanding borrowings              30,000        30,000

                                                         ---------     ---------
                                                         $  85,493     $  95,579
                                                         =========     =========

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         Based on eligible receivables, as defined, the Company had approximately $30.0 million of additional availability under its $50.0 million Revolving Line of Credit at December 31, 2008. However, during the three months ended December 31, 2008, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of December 31, 2008, the unfulfilled advance requests aggregated approximately $13.2 million. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern.

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as noncurrent at March 31, 2008. However, as a result of an error identified by the Company during the three months ended June 30, 2008, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4 at March 31, 2008. Due to this technical deficiency, and in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A," all debt as of March 31, 2008 was reclassified to current and the Company filed Form 10-K/A with the SEC on August 22, 2008. This was reviewed with the Lender who responded that the error identified by management was not material to the Lender. The Company's noncurrent debt of $82.0 million has been classified as current debt due on demand in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2008. At December 31, 2008, the Company was in compliance with all covenants, as amended. Additionally, the Company received notices of default relating to the leases for Chapman Medical Center (Note 12). Until the default is cured, it could result in a violation of the Company's loan covenants.

         During the nine months ended December 31, 2008, the Lender granted the Company a reduction in the interest rate from 24% per year to 12% per year for certain additional borrowings under the $50.0 million Revolving Line of Credit. The additional borrowings resulted from delays in Medi-Cal payments from the State of California. The reduction in the interest rate for the additional borrowings was terminated by the Lender when the Company received the delayed payments, aggregating $7.5 million, from the State at the end of September 2008. The reduction in the interest rate resulted in a $97.7 credit to the Company during the nine months ended December 31, 2008.

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

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43.0 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


share if exercised between July 27, 2007 and January the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability on the consolidated statement of operations.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         SECURITIES PURCHASE AGREEMENT - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri paid $50 (recorded as additional paid in capital) for the right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million. Accordingly, in accordance with EITF 00-19, as of July 18, 2008, the Company recorded warrant expense, and related additional paid in capital, of $22 relating to the estimated fair value of the shares of common stock that can be acquired under the Purchase Right. The Purchase Right expires on January 10, 2009. On January 30, 2009, the Purchase Agreement was amended (Note 12).

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

         Concurrent with the execution of the Purchase Agreement, the Company and the Lender, and its affiliate, Healthcare Financial Management & Acquisitions, Inc., a Nevada corporation ("HFMA" and collectively with the Lender, "MCC") entered into an Early Loan Payoff Agreement (the "Payoff Agreement"). The Company used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. The Company is obligated under the Payoff Agreement to use the proceeds it receives from the future exercise, if any, of the Investor's purchase right under the Purchase Agreement, plus additional Company funds as may then be necessary, to pay down the remaining balance of the $10.7 million Convertible Term Note under the Payoff Agreement. Under the Payoff Agreement, once the Company has fully repaid early the entire $10.7 million Convertible Term Note, the Company has an option to extend the maturity dates of the $80.0 million Credit Agreement and the $50.0 million Revolving Credit Agreement from October 8, 2010 to October 8, 2011. On January 30, 2009, the Payoff Agreement was amended (Note 12).

         Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri and MCC entered into an Option and Standstill Agreement ("Standstill Agreement") pursuant to which MCC agreed to sell the New Warrants. The New Warrants will not be sold to Dr. Chaudhuri unless he so elects within six years after the Company pays off all remaining amounts due to MPFC II and MPFC I pursuant to (i) the $80.0 million Credit Agreement and (ii) the $50.0 million Revolving Credit Agreement. MCC also agreed not to exercise or transfer the New Warrants unless a payment default occurs and remains uncured for a specified period. The Option and Standstill Agreement further provides that if the full early payoff of the remaining balance of the $10.7 million Convertible Term Note does not occur by January 10, 2009, then that agreement and Dr. Chaudhuri's right to purchase the New Warrants will terminate. On January 30, 2009, the Standstill Agreement was amended (Note 12).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 6 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of December 31, 2008, the maximum aggregate number of shares under the Plan was 14.2 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

         On December 2, 2008, the Board of Directors approved the granting of options with the right to purchase 2.0 million shares of the Company's common stock to the CEO pursuant to the Plan. The grant price approved on that day is $0.01 per share. One-third of the options vested on the grant date and the remaining options will vest in eight equal quarterly installments on each fiscal quarter-end of the Company beginning with the quarter ending March 31, 2009. The aggregate fair value of these options were estimated at $6.8 using the Black-Scholes valuation model.

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

         In accordance with SFAS No. 123R, the Company recorded $18.0 and $49.1 of compensation expense relative to stock options during the three months ended December 31, 2008 and 2007, respectively, and $48.0 and $106.9 during the nine months ended December 31, 2008 and 2007, respectively. No options were granted prior to August 6, 2007. No options were exercised during the nine months ended December 31, 2008. A summary of stock option activity for the period from March 31 through December 31, 2008 is presented as follows.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


                                                                       Weighted-
                                                                        average
                                                      Weighted-        remaining
                                                      average         contractual      Aggregate
                                                      exercise           term          intrinsic
                                       Shares          price            (years)          value
                                   ------------    ---------------   --------------   -----------
Outstanding, March 31, 2008               7,445    $          0.24
     Granted                              2,600    $          0.03
     Exercised                               --                 --
     Forfeited or expired                (1,210)   $          0.18
                                   ------------
Outstanding, December 31, 2008            8,835    $          0.19              5.7   $        --
                                   ============    ===============   ==============   ===========
Exercisable at December 31, 2008          6,030    $          0.22              5.6   $        --
                                   ============    ===============   ==============   ===========

         A summary of the Company's nonvested options as of December 31, 2008, and changes during the nine months ended December 31, 2008 is presented as follows.

                                                                      Weighted-
                                                                       average
                                                                      grant date
                                                    Shares            fair value
                                                 -----------          ----------

Nonvested at March 31, 2008                            2,982          $     0.05
Granted                                                2,600          $     0.03
Vested                                                (1,852)         $     0.03
Forfeited                                               (926)         $     0.08
                                                 -----------          ==========
Nonvested at December 31, 2008                         2,805          $     0.03
                                                 ===========          ==========

         As of December 31, 2008, there was $92.7 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 7 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended December 31, 2008 and 2007, the Company incurred expenses of $761.7 and $747.2, respectively, and $2,322.5 and $2,201.0 for the nine months ended December 31, 2008, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         Income per share for the three months ended December 31, 2008 was computed shown below. Stock options and warrants aggregating 123.8 million shares were not included in the diluted calculation since they were not in-the-money during the three months ended December 31, 2008.

         Numerator:
            Net income                                                 $   2,373
            Interest on $10.7 million Convertible Term Note                  165
                                                                       ---------
            Adjusted net income                                        $   2,538
                                                                       =========
         Denominator:
            Weighted average common shares                               161,974
            Shares - Convertible Term Note                                33,182
                                                                       ---------
         Denominator for diluted calculation                             195,156
                                                                       =========

         Income per share - basic                                      $    0.01
         Income per share - diluted                                    $    0.01


         Since the Company incurred losses for the three months ended December 31, 2007 and the nine months ended December 31, 2008 and 2007, antidilutive potential shares of common stock, consisting of approximately 200 million, 39 million, and 100 million shares, respectively, issuable under warrants and stock options have been excluded from the calculations of diluted loss per share for those periods.

NOTE 9 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their options to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 4)). The Company remains primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur. PCHI is a related party entity that is affiliated with the Company through common ownership and control. It is owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (Note 1), a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its unaudited condensed consolidated balance sheet at December 31 and March 31, 2008.

         At December 31, 2008, the minority interest related to PCHI was in a deficit position, resulting in a charge to the Company's earnings of $1,287.5, consisting of a net loss of $337.5 and distributions of $950.0, for the three months ended December 31, 2008.

                                       Three months ended    Nine months ended
                                          December 31,          December 31,
                                       ------------------    ------------------
                                        2008       2007        2008      2007
                                       -------    -------    -------    -------

Minority interest in (income) loss
     of variable interest entity       $   338    $(1,105)   $   288    $  (869)

Minority interest deficiency
     absorbed by the Company            (1,288)        --     (1,288)        --

                                       -------    -------    -------    -------
Minority interest                      $  (950)   $(1,105)   $(1,000)   $  (869)
                                       =======    =======    =======    =======

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         Prior to consolidation with the Company, PCHI's assets and liabilities at December 31, 2008 and March 31, 2008 are set forth below.

                                                  December 31,        March 31,
                                                      2008              2008
                                                   -----------       -----------
                                                   (unaudited)       (unaudited)

Cash                                                     1,016       $       126
Property, net                                           44,010            45,170
Other                                                      156               221
                                                   -----------       -----------
              Total assets                         $    45,182       $    45,517
                                                   ===========       ===========

Debt                                               $    45,000       $    45,000
Other                                                    1,641               363
                                                   -----------       -----------
              Total liabilities                    $    46,641       $    45,363
                                                   ===========       ===========

As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

NOTE 10 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLCs, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. Dr. Chaudhuri holds 64.7 million and 39.8 million shares of the outstanding stock of the Company as of December 31 and March 31, 2008. In addition, Dr. Chaudhuri has a Purchase Right to acquire 63.3 million shares under the Purchase Agreement (Note 5). As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

         On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20 per month, plus reimbursement of out-of-pocket costs. The agreement does not have a termination date and either party can terminate the agreement at any time. During the three and nine months ended December 31, 2008, the Company incurred expenses under the agreement of $60.0 and $80.0, respectively.

         During the three months ended December 31, 2008 and 2007, the Company paid $1.7 million and $1.5 million, respectively, and $4.6 million and $3.6 million during the nine months ended December 31, 2008 and 2007, respectively, to a supplier that is also a shareholder of the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company also leases certain equipment under capital leases expiring at various dates through January 2013. Effective July 1, 2008, the Company entered into a four year capital lease obligation of $1,490 for equipment. The lease has a rate of interest of 11.6% per year and minimum monthly payments of $53.0 during the first year and $33.2 during the remaining three years.

         ARBITRATION AWARD - On October 27, 2008, an arbitrator ruled that PCHI is ordered to pay $880.5 to Dr. Anil Shah, a former co-manager of PCHI, for legal fees and other costs incurred through July 31, 2008 by Dr. Shah in connection with litigation involving the Company and Dr. Shah. In addition to the $880.5 award, PCHI is ordered to pay a monthly retainer to Dr. Shah's legal counsel of $75.0 beginning on November 1, 2008 through the conclusion of the related trial, which is scheduled to begin on April 27, 2009, for legal fees incurred subsequent to July 2008. Accordingly, during the three and nine months ended December 31, 2008, the Company recorded $75.0 and $1,105.5 in other operating expenses.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         SEVERANCE AGREEMENT - On November 4, 2008, the Company entered into a Resignation Agreement and General Release ("Resignation Agreement") with Bruce Mogel, President and Chief Executive Officer of the Company. Under the Resignation Agreement: (i) Mr. Mogel served as President and Chief Executive Officer of the Company through December 31, 2008, at which time he resigned those positions (the "Resignation Date"); (ii) after December 31, 2008, Mr. Mogel will provide consulting services to the Company, including performing the functions of Chief Executive Officer as requested by the Board of Directors, for a period of up to 4 months after the Resignation Date (the "Consulting Period");
(iii) during the Consulting Period, Mr. Mogel will receive a monthly salary equal to the monthly salary he received immediately prior to the Resignation Date; (iv) for 8 months after the conclusion of the Consulting Period, Mr. Mogel will receive payments of $43,750 per month (less deductions required by law), the sum of which will equal 8 months' salary; (v) the Agreement contains other benefits, including without limitation, medical and dental coverage for Mr. Mogel; (vi) Mr. Mogel's employment agreement with the Company was terminated as of the Resignation Date; (vii) Mr. Mogel resigned from the Boards of Directors of the Company and its subsidiaries effective November 4, 2008; and (viii) Mr. Mogel agreed to release and discharge the Company from claims related to his employment with the Company, among other provisions customary to such agreements.

         Under the Resignation Agreement, consideration currently valued at approximately $545.2, is accrued in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2008.

         REVOCATION OF LABORATORY ACCREDITATION - The College of American Pathologists (CAP) has advised Centers for Medicare and Medicaid Services by letter dated December 31, 2008 that the accreditation of the laboratory at Chapman Medical Center has been revoked based on a November 12, 2007 routine CAP inspection of the laboratory and a September 19, 2008 non-routine CAP inspection of the laboratory. Chapman Medical Center has submitted the application for a Clinical Laboratory Improvement Act certificate of compliance and will seek an alternate certificate of accreditation for the laboratory. Effective as of February 10, 2009, the Joint Commission granted Chapman Medical Center an accreditation decision for all services, excluding the laboratory, surveyed under the Comprehensive Accreditation Manual for Hospitals.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2008, the Company had accrued $9.0 million and $9.9 million, respectively, which is comprised of $4.3 million and $3.0 million, respectively, in incurred and reported claims, along with $4.7 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2008, the Company had accrued $774.8 and $710.0, respectively, comprised of $235.9 and $169.0, respectively, in incurred and reported claims, along with $538.9 and $541.0, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at December 31 and March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31 and March 31, 2008, the Company had accrued $2.0 million and $1.7 million, respectively, in estimated IBNR. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers' compensation (employer's liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 5.25% per annum. The Company incurred finance charges relating to such policies of $14.0 and $18.8 during the three months ended December 31, 2008 and 2007, respectively, and $61.2 and $107.6 for the nine months ended December 31, 2008 and 2007, respectively. As of December 31 and March 31, 2008, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

                                            December 31, 2008    March 31, 2008
                                            -----------------     --------------

Prepaid insurance                           $           1,445     $          721


Accrued insurance premiums                  $             640     $          299
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. On April 16, 2008, the Company filed an amended complaint, alleging that the defendant directors' failure to timely approve a refinancing package offered by the Company's largest lender caused the Company to default on its then-existing loans. Also on April 16, 2008, these directors filed cross-complaints against the Company for alleged failures to honor its indemnity obligations to them in this litigation. On July 31, 2008, the Company entered into a settlement agreement with two of the three defendants, which agreement became effective on December 1, 2008, upon the trial court's grant of the parties motion for determination of a good faith settlement. On January 16, 2009, the Company dismissed its claims against these defendants. The Company continues to prosecute its original action against the remaining defendant in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendant's alleged multiple breaches of fiduciary duty and other wrongful conduct. The previous trial date of January 26, 2009 has been continued to April 27, 2009, and the parties are currently moving forward with discovery. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations or financial position.

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008 OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, have been stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company. The Company has filed a motion for summary judgment with respect to the claims against Mr. Mogel that have been consolidated with the IHHI v. Shah et al. action. This motion will be heard by the court on March 23, 2009. The complaint seeks no affirmative relief against the Company specifically, but at this early stage in the proceedings, the Company is unable to determine the impact, if any, the suit may have on its results of operations or financial position.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. On October 6, 2008, the Court stayed this action pending the resolution of the lawsuit filed by the Company on May 10, 2007. OC-PIN recently filed a petition for writ of mandate with the Court of Appeals seeking to overturn this stay order. The Company filed a reply brief with the Court of Appeals on February 3, 2009, and OC-PIN's appeal is currently pending. The Company does not believe that the Company's compliance with any resulting court order will have a material effect on its results of operations or financial position.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


         On September 17, 2008, OC-PIN filed another petition for writ of mandate seeking virtually identical relief as the petition filed on July 30, 2008. IHHI has not yet formally responded to the complaint, as it was stayed by the Court on October 6, 2008 pending the resolution of the May 10, 2007 suit brought by the Company. However, in an October 20, 2008 minute order, the court acknowledged that OC-PIN's subsequent petition is materially identical to its previous petition. OC-PIN subsequently filed a petition for writ of mandate with the Court of Appeals, which was summarily denied on November 18, 2008. OC-PIN then filed a petition for review before the California Supreme Court, which was denied on January 14, 2009.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of IHHI as a defendant, due to the fact that the court had ruled each shareholder a "necessary party" to the action. OC-PIN has also recently filed a petition for writ of mandate with the Court of Appeals which seeks to overturn the stay imposed by the trial court. This appeal is currently pending, however, the Company continues to believe that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on its results of operations or financial position.

NOTE 12 - SUBSEQUENT EVENTS

         On January 30, 2009, the Company entered into an amendment of the Purchase Agreement ("Amended Purchase Agreement"). Under the original Purchase Agreement (Note 5), Dr. Chaudhuri had the right to invest up to $7.0 million in the Company through the purchase of 63.4 million shares of common stock at $0.11 per share. The purchase right expired on January 10, 2009. Under the Amended Purchase Agreement, Dr. Chaudhuri agreed to purchase immediately from the Company 33.3 million shares of Company common stock (the "Additional Shares") at a purchase price of $0.03 per share, or an aggregate purchase price of $1.0 million. In consideration for Dr. Chaudhuri's entry into the Amended Purchase Agreement and payment to the Company of $30, under the Amended Purchase Agreement the Company granted to Dr. Chaudhuri the right, in Dr. Chaudhuri's sole discretion (subject to the Company having sufficient authorized capital), to invest at any time and from time to time through January 30, 2010 up to $6.0 million (the "Maximum Investment Amount") through the purchase of shares of the Company's common stock at a purchase price of $0.11 per share (the "Amended Purchase Right"). Until the Company increases its authorized capital to 500 million shares of common stock, only an aggregate of up to $4.5 million of the Maximum Investment Amount may be invested under the amended Purchase Right.

         Concurrently with the execution of the Amended Purchase Agreement, the Company and its subsidiaries entered into an amendment of the Payoff Amendment. MPFC III, which is a party to the SPA Amendment, holds a convertible term note in the original principal amount of $10.7 million issued by the Company on October 9, 2007. Under the Amended Payoff Amendment, the Company agreed to pay to its Lender $1.0 million as partial repayment of the $7.0 million outstanding principal balance of the $10.7 million Convertible Term Note upon receipt of $1.0 million from Dr. Chaudhuri's purchase of the Additional Shares. The Company is also obligated under the Amended Payoff Agreement to use the proceeds it receives from future exercises, if any, of Dr. Chaudhuri's Amended Purchase Right under the Amended Purchase Agreement toward early payoff of the remaining balance of the $10.7 million Convertible Term Note.

         Since the Amended Purchase Agreement resulted in a change in control, the Company is in the process of evaluating limitations, if any, on the use of its net operating loss carryforwards and expects to complete the analysis on or before March 31, 2009.

         In January and February 2009, the Company received Notices of Default relating to the leases for the Chapman Medical Center. The Company failed to remit rental payments totaling $133.9 for January 2009. As of February 13, 2009, the Company had not rectified this matter and, in addition, had not remitted February rental payments for $133.9 (Note 1).

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $5.1 million for the nine months ended December 31, 2008 and had a working capital deficit of $99.6 million at December 31, 2008.

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. There is no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

         Key items for the nine months ended December 31, 2008 included:

1. Net operating revenues: Due primarily to the impact of improved contracts, commercial, managed care and other patient revenues improved $19.0 million during the nine months ended December 31, 2008 compared to the same period in fiscal year 2008.

         During the nine months ended December 31, 2008 and 2007, the Company received a lump sum amendment to the CMAC agreement for $3.5 and $3.0 million, respectively. Adjusting for this, net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2008 and 2007 were $253.5 million and $243.7 million, respectively, representing an increase of 4.0%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues decreased $0.9 million for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

         Inpatient admissions decreased by 3.8% to 20.1 for the nine months ended December 31, 2008 compared to 20.9 for the nine months ended December 31, 2007. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation.

         Uninsured patients, as a percentage of gross charges, increased to 6.1% from 5.5% for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and loss on sale of accounts receivable for the nine months ended December 31, 2008 were $284.2 million, or 6.3%, higher than for the same period in fiscal year 2008. The most significant factors of this increase were the $8.7 million increase in the provision for doubtful accounts due to an increase in assignment of insurance accounts for legal collection efforts, $1.1 million recorded relating to an arbitration award requiring such amount to be paid by PCHI to one of its former co-managers for legal fees incurred in connection with litigation involving the Company and the former co-manager, and $5.6 million increase in salaries and benefits. Of the increase in salaries and benefits, $2.4 million represents the servicing costs of accounts receivable that had been sold pursuant to the Accounts Purchase Agreement in the nine months ended December 31, 2007 and subsequently reacquired in October 2007 (see "ACCOUNTS PURCHASE AGREEMENT"). Excluding the $2.4 million in servicing costs noted above, salaries and benefits increased 2.1% during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

         Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         The terms of the new financing reduced the Company's cost of capital by $2.3 million during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of December 31, 2008 of $30.0 million based on eligible receivables, as defined. However, during the three months ended December 31, 2008, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of December 31, 2008, the unfulfilled advance requests aggregated approximately $13.2 million. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern. At December 31, 2008, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and uncertainty as to future compliance, the Company's noncurrent debt of $82.0 million will continue to be classified as current debt due on demand. Additionally, the Company received notices of default relating to the leases for Chapman Medical Center. Until the default is cured, it could result in a violation of the Company's loan covenants.

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

         Based on eligible receivables, as defined, the Company had approximately $30.0 million of additional availability under its $50.0 million Revolving Line of Credit at December 31, 2008. However, during the three months ended December 31, 2008, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of December 31, 2008, the unfulfilled advance requests aggregated approximately $13.2 million. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. This Amendment allowed the $85.7 million debt to be classified as noncurrent at March 31, 2008. However, as a result of an error identified by the Company during the three months ended June 30, 2008, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4 at March 31, 2008. Due to this technical deficiency, and in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A," all debt as of March 31, 2008 was reclassified to current and the Company filed Form 10-K/A with the SEC on August 22, 2008. This was reviewed with the Lender who responded that the error identified by management was not material to the Lender. At December 31, 2008, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and uncertainty as to future compliance, the Company's noncurrent debt of $82.0 million has been classified as current debt due on demand. Additionally, the Company received notices of default relating to the leases for Chapman Medical Center (Note 12). Until the default is cured, it could result in a violation of the Company's loan covenants.

         During the nine months ended December 31, 2008, the Lender granted the Company a reduction in the interest rate from 24% per year to 12% per year for certain additional borrowings under the $50.0 million Revolving Line of Credit. The additional borrowings resulted from delays in Medi-Cal payments from the State of California. The reduction in the interest rate for the additional borrowings was terminated by the Lender when the Company received the delayed payments, aggregating $7.5 million, from the State at the end of September 2008. The reduction in the interest rate resulted in a $97.7 credit to the Company during the nine months ended December 31, 2008.

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

         CASH FLOW - Net cash provided by (used in) operating activities for the nine months ended December 31, 2008 and 2007 was $7.2 million and $(13.7) million, respectively, including net losses, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, of $1.9 million and $9.6 million, respectively. The Company produced $8.8 million and used $4.0 million in working capital for the nine months ended December 31, 2008 and 2007, respectively. Net cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $8.0 million and $2.8 million for the nine months ended December 31, 2008 and 2007, respectively. Cash provided by (used in) accounts receivable, including security reserve fund and deferred purchase price receivable in fiscal year 2008 (net of provision for doubtful accounts), was $3.6 million and $(9.0) million for the nine months ended December 31, 2008 and 2007, respectively.

         Net cash provided by (used in) investing activities during the nine months ended December 31, 2008 and 2007 was $(0.8) million and $4.4 million, respectively. In the nine months ended December 31, 2008 and 2007, the Company invested $0.8 million and $0.6 million in cash, respectively, in new equipment. During the nine months ended December 31, 2008 and 2007, $0 and $5.0 million, respectively, in restricted cash was released to the Company.

         Net cash provided by (used in) financing activities for the nine months ended December 31, 2008 and 2007 was $(9.4) million and $2.9 million, respectively. The decrease in net cash used in financing activities for the nine months ended December 31, 2008 was primarily due to paydowns of $10.1 million on the Company's debt.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the three and nine months ended December 31, 2008 and 2007, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

                                                   Three months ended   Nine months ended
                                                       December 31,        December 31,
                                                     ---------------     ---------------
                                                     2008      2007      2008      2007
                                                     -----     -----     -----     -----

Net operating revenues                               100.0%    100.0%    100.0%    100.0%
                                                     -----     -----     -----     -----

Operating expenses
    Salaries and benefits                             52.8%     61.1%     55.1%     56.9%
    Supplies                                          12.6%     13.6%     12.8%     13.5%
    Provision for doubtful accounts                   10.6%      9.1%     11.2%      8.7%
    Other operating expenses                          16.4%     19.0%     18.2%     18.9%
    Loss on sale of accounts receivable                0.0%     (1.0%)     0.0%      1.5%
    Depreciation and amortization                      0.9%      0.9%      0.9%      0.9%
                                                     -----     -----     -----     -----
                                                      93.3%    102.7%     98.2%    100.4%
                                                     -----     -----     -----     -----

Operating income (loss)                                6.7%     (2.7%)     1.8%     (0.4%)
                                                     -----     -----     -----     -----

Other income (expense):
    Interest expense, net                             (3.4%)    (4.6%)    (3.2%)    (3.8%)
    Warrant liability expense                          0.0%    (12.9%)    (0.0%)    (4.2%)
    Change in fair value of warrant liability          0.0%    (16.3%)     0.0%     (5.3%)
                                                     -----     -----     -----     -----
                                                      (3.4%)   (33.8%)    (3.2%)   (13.3%)
                                                     -----     -----     -----     -----

Income (loss) before provision for income
    taxes and minority interest                        3.3%    (36.5%)    (1.4%)   (13.7%)
Provision for income taxes                             0.0%      0.0%     (0.0%)     0.0%
Minority interest in variable interest entity         (0.9%)    (1.3%)    (0.3%)    (0.3%)
                                                     -----     -----     -----     -----
Net income (loss)                                      2.4%    (37.8%)    (1.7%)   (14.0%)
                                                     =====     =====     =====     =====

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

         NET OPERATING REVENUES - Net operating revenues for the three months ended December 31, 2008 increased 13.8% compared to the same period in fiscal year 2008, from $88.2 million to $100.3 million. Net operating revenues for the three months ended December 31, 2008 included a lump sum amendment to the CMAC agreement for $3.5 million. Admissions for the three months ended December 31, 2008 decreased 6.5% compared to the same period in fiscal year 2008. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation. Revenue per admission improved by 21.7% during the three months ended December 31, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2008 and 2007 were $2.0 million and $2.2 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 64% and 65% of the net operating revenues for the three months ended December 31, 2008 and 2007, respectively.

         Uninsured patients, as a percentage of gross charges, decreased to 5.5% from 5.8% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

         Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.5 million one-time grant referred to above during the three months ended December 31, 2008, Net Collectible Revenues were $86.1 million (net revenues of $96.8 million less $10.7 million in provision for doubtful accounts) and $80.1 million (net revenues of $88.1 million less $8.0 million in provision for doubtful accounts) for the three months ended December 31, 2008 and 2007, respectively, representing an increase of $6.0 million. There was also an increase in Net Collectible Revenues per admission of 14.9% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

         OPERATING EXPENSES - Operating expenses for the three months ended December 31, 2008 increased to $93.6 million from $90.6 million, an increase of $3.0 million, or 3.3%, compared to the same period in fiscal year 2008. Operating expenses expressed as a percentage of net operating revenues for the three months ended December 31, 2008 and 2007 were 93.3% and 102.7%, respectively. On a per admission basis, operating expenses increased 10.5%.

         Salaries and benefits decreased $1.0 million (1.8%) for the three months ended December 31, 2008 compared to the same period in fiscal year 2008, primarily due to cost management, particularly reduction in more costly contract labor.

         During the three months ended December 31, 2008, the Company recorded $75.0 in other operating expenses relating to an arbitration award requiring such amount to be paid by PCHI to one of its former co-managers for legal fees incurred in connection with litigation involving the Company and the former co-manager. Other than the arbitration award noted above, other operating expenses relative to net operating revenues for the three months ended December 31, 2008 were substantially unchanged compared to the same period in fiscal year 2008.

         The provision for doubtful accounts for the three months ended December 31, 2008 increased to $10.7 million from $8.0 million, or 33.0%, compared to the same period in fiscal year 2008. The increase in the provision for doubtful accounts for the three months ended December 31, 2008 is primarily due to an increase in assignment of non-contracted insurance accounts for legal collection efforts, an increase in uninsured patients, and delays in payments and potential non-payments by managed care companies.

         The gain on repurchase of accounts receivable for the three months ended December 31, 2008 and 2007 was $0 and $0.9 million, respectively. The Company terminated the APA on October 11, 2007 and repurchased previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME (LOSS) - The operating income for the three months ended December 31, 2008 was $6.7 million compared to an operating loss of $2.4 million for the three months ended December 31, 2007.

         OTHER INCOME (EXPENSE) - For the three months ended December 31, 2008 there was a $14.3 million decrease in the change in fair value of warrant liability compared to the comparable period in fiscal 2008. For the three months ended December 31, 2008 there was an $11.4 million decrease in common stock warrant expense compared to the comparable period in fiscal 2008.

         Interest expense for the three months ended December 31, 2008 was $3.4 million compared to $4.1 million for the same period in fiscal year 2008, which included $1.5 million in loan origination fee expense and amortization of loan fees associated with the Company's new financing arrangement.

         NET INCOME (LOSS) - Net income for the three months ended December 31, 2008 was $2.4 million compared to a net loss of $33.3 million for the same period in fiscal year 2008.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2007

         NET OPERATING REVENUES - Net operating revenues for the nine months ended December 31, 2008 increased 7.0% compared to the same period in fiscal year 2008, from $270.3 million to $289.3 million. Net operating revenues for the nine months ended December 31, 2008 and 2007 included lump sum amendments to the CMAC agreement for $3.5 million and $3.0 million, respectively. Admissions for the nine months ended December 31, 2008 decreased 3.7% compared to the same period in fiscal year 2008. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation. Revenue per admission improved by 11.1% during the nine months ended December 31, 2008 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the nine months ended December 31, 2008 and 2007 were $6.4 million and $5.8 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 61% and 66% of the net operating revenues for the nine months ended December 31, 2008 and 2007, respectively.

         Uninsured patients, as a percentage of gross charges, increased to 6.1% from 5.5% for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

         Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.5 million and $3.0 million one-time grants referred to above during the nine months ended December 31, 2008 and 2007, Net Collectible Revenues were $253.5 million (net revenues of $285.8 million less $32.3 million in provision for doubtful accounts) and $243.7 million (net revenues of $267.3 million less $23.6 million in provision for doubtful accounts) for the nine months ended December 31, 2008 and 2007, respectively, an increase of $9.8 million, or 8.0% per admission.

         OPERATING EXPENSES - Operating expenses for the nine months ended December 31, 2008 increased to $284.2 million from $271.5 million, an increase of $12.7 million, or 4.7%, compared to the same period in fiscal year 2008. Operating expenses expressed as a percentage of net operating revenues for the nine months ended December 31, 2008 and 2007 were 98.2% and 100.4%, respectively. On a per admission basis, operating expenses increased 8.6%.

         Salaries and benefits increased $5.6 million (3.7%) for the nine months ended December 31, 2008 compared to the same period in fiscal year 2008, primarily due to wage increases, benefit accruals, and increases in headcount that replaced higher cost contract service providers. This increase also reflects a $2.4 million difference in classification of accounts receivable servicing expense for the nine months ended December 31, 2008 and 2007. Under the APA these costs were included in the loss on sale of accounts receivable. Upon reacquisition of the accounts receivable, comparable servicing costs are included in salaries and benefits.

         During the nine months ended December 31, 2008, the Company recorded $1,105.5 in other operating expenses relating to an arbitration award requiring such amount to be paid by PCHI to one of its former co-managers for legal fees incurred in connection with litigation involving the Company and the former co-manager. Other than the arbitration award noted above, other operating expenses relative to net operating revenues for the nine months ended December 31, 2008 were substantially unchanged compared to the same period in fiscal year 2008.

         The provision for doubtful accounts for the nine months ended December 31, 2008 increased to $32.3 million from $23.6 million, or 37.0%, compared to the same period in fiscal year 2008. The increase in the provision for doubtful accounts for the nine months ended December 31, 2008 is primarily due to an increase in assignment of non-contracted insurance accounts for legal collection efforts, an increase in uninsured patients, and delays in payments and potential non-payments by managed care companies.

         The loss on sale of accounts receivable for the nine months ended December 31, 2008 and 2007 was $0 and $4.1 million, respectively. The decrease is due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME (LOSS) - The operating income for the nine months ended December 31, 2008 was $5.2 million compared to an operating loss of $1.2 million for the nine months ended December 31, 2007.

         OTHER INCOME (EXPENSE) - For the nine months ended December 31, 2008 there was a $14.3 million decrease in the change in fair value of warrant liability compared to the comparable period in fiscal 2008. For the nine months ended December 31, 2008 there was a $11.4 million decrease in common stock warrant expense compared to the comparable period in fiscal 2008.

         Interest expense for the nine months ended December 31, 2008 was $9.2 million compared to $10.2 million for the same period in fiscal year 2008, which included $1.5 million in loan origination fee expense and amortization of loan fees associated with the Company's new financing arrangement.

         NET LOSS - Net loss for the nine months ended December 31, 2008 was $5.1 million compared to a net loss of $37.9 million for the same period in fiscal year 2008.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $26 and settlement payables of $12 as of December 31 and March 31, 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2008 was a decrease from $22.2 to $20.0. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from a hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and nine months ended December 31, 2008, the Company recorded $172.5 and $460.7, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2007, the Company recorded $0 and $755.4, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2008, the Company reversed $78.4 and $1,678.0, respectively, in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. For cost reporting periods ending during 2007 and after, outlier reserves have not been recorded as outlier payments received by the Company are calculated using actual cost-to-charge ratios. During the three and nine months ended December 31, 2008, the Company recorded $64.9 and $182.1, respectively, in settlement receivables due to the reopening of the 2005 cost reports reflecting a change in the Supplemental Security Income ratio. As of December 31 and March 31, 2008, the Company recorded reserves for excess outlier payments due to the difference between the Hospitals' actual cost to charge rates and the statewide average in the amount of $0 and $1,678, respectively. These reserves are combined with third party settlement estimates and are included in due to government payers as a net receivable of $26 and a net payable of $1,690 as of December 31 and March 31, 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments, or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB1100 and SB1255 programs. The Hospitals received supplemental payments of $6.9 million and $9.6 million during the three months ended December 31, 2008 and 2007, respectively, and $14.5 million and $13.5 million during the nine months ended December 31, 2008 and 2007, respectively. The related revenue recorded for the three months ended December 31, 2008 and 2007 was $8.2 million and $3.8 million, respectively, and $16.2 million and $13.8 million for the nine months ended December 31, 2008 and 2007, respectively. As of December 31 and March 31, 2008, estimated DSH receivables of $6.7 million and $4.9 million are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the Hospitals and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.0 million and $2.2 million for the three months ended December 31, 2008 and 2007, respectively, and $6.4 million and $5.8 million for the nine months ended December 31, 2008 and 2007, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of December 31 and March 31, 2008.

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

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2008, the Company had accrued $9.0 million and $9.9 million, respectively, which is comprised of $4.3 million and $3.0 million, respectively, in incurred and reported claims, along with $4.7 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. Effective May 2006, the Company secured a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2008, the Company had accrued $774.8 and $710.0, respectively, comprised of $235.9 and $169.0, respectively, in incurred and reported claims, along with $538.9 and $541.0, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at December 31 and March 31, 2008 was based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31 and March 31, 2008, the Company had accrued $2.0 million and $1.7 million, respectively, in estimated IBNR. Since the Company's self-insured health benefits plan was initiated in May 2007, the Company has not yet established historical trends which, in the future, may cause costs to fluctuate with increases or decreases in the average number of employees, changes in claims experience, and changes in the reporting and payment processing time for claims.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers' compensation (employer's liability).

RECENT ACCOUNTING STANDARDS

         In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 does not apply under FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), "Business Combinations," regardless of whether those assets and liabilities are related to leases.

         In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." With the issuance of FSP FAS 157-2, the FASB agreed to:
(a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS No. 157 until April 1, 2009 as it relates to our nonfinancial assets and nonfinancial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS No. 157 will have on those nonfinancial assets and liabilities.

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

         In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or financial position.

         In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46R-8"). FSP FAS 140-4 and FIN 46R-8 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - as amended" and FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 during the three months ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31 2008, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

         As of December 31, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         During the quarter ended December 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         In December 2007, the Company entered into a mutual dismissal and tolling agreement with OC-PIN. On April 16, 2008, the Company filed an amended complaint, alleging that the defendant directors' failure to timely approve a refinancing package offered by the Company's largest lender caused the Company to default on its then-existing loans. Also on April 16, 2008, these directors filed cross-complaints against the Company for alleged failures to honor its indemnity obligations to them in this litigation. On July 31, 2008, the Company entered into a settlement agreement with two of the three defendants, which agreement became effective on December 1, 2008, upon the trial court's grant of the parties motion for determination of a good faith settlement. On January 16, 2009, the Company dismissed its claims against these defendants. The Company continues to prosecute its original action against the remaining defendant in hopes of recouping all, or at least a substantial portion, of the economic losses caused by the defendant's alleged multiple breaches of fiduciary duty and other wrongful conduct. The previous trial date of January 26, 2009 has been continued to April 27, 2009, and the parties are currently moving forward with discovery. The Company does not anticipate the resolution of these ongoing claims for damages will have a material adverse effect on its results of operations or financial position.

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008 OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, have been stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company. The Company has filed a motion for summary judgment with respect to the claims against Mr. Mogel that have been consolidated with the IHHI v. Shah et al. action. This motion will be heard by the court on March 23, 2009. The complaint seeks no affirmative relief against the Company specifically, but at this early stage in the proceedings, the Company is unable to determine the impact, if any, the suit may have on its results of operations or financial position.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. On October 6, 2008, the Court stayed this action pending the resolution of the lawsuit filed by the Company on May 10, 2007. OC-PIN recently filed a petition for writ of mandate with the Court of Appeals seeking to overturn this stay order. The Company filed a reply brief with the Court of Appeals on February 3, 2009, and OC-PIN's appeal is currently pending. The Company does not believe that the Company's compliance with any resulting court order will have a material effect on its results of operations or financial position.

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

         On September 17, 2008, OC-PIN filed another petition for writ of mandate seeking virtually identical relief as the petition filed on July 30, 2008. IHHI has not yet formally responded to the complaint, as it was stayed by the Court on October 6, 2008 pending the resolution of May 10, 2007 suit brought by the Company. However, in an October 20, 2008 minute order, the court acknowledged that OC-PIN's subsequent petition is materially identical to its previous petition. OC-PIN subsequently filed a petition for writ of mandate with the Court of Appeals, which was summarily denied on November 18, 2008. OC-PIN then filed a petition for review before the California Supreme Court, which was denied on January 14, 2009.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleges that the Company has issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleges that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of IHHI as a defendant, due to the fact that the court had ruled each shareholder a "necessary party" to the action. OC-PIN has also recently filed a petition for writ of mandate with the Court of Appeals which seeks to overturn the stay imposed by the trial court. This appeal is currently pending, however, the Company continues to believe that this lawsuit is wholly without merit and intends to contest these claims vigorously. However, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that this lawsuit may have on its results of operations or financial position.

ITEM 1A. RISK FACTORS

         During the three months ended December 31, 2008, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Line of Credit. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of December 31, 2008, the unfulfilled advance requests aggregated approximately $13.2 million. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern.

         Since our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

        To date, we have developed our business within only one geographic area to take advantage of economies of scale. Due to this concentration of business in a single geographic area, we are exposed to potential losses resulting from the risk of an economic downturn in Southern California. If economic conditions deteriorate in Southern California, our patient volumes and revenues may decline, which could significantly reduce our profitability.

         There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

ITEM 6. EXHIBITS

Exhibit
Number      Description
------      -----------

10.1 Full and Final Settlement and Mutual Release Agreement, effective as of December 1, 2008, by and between the Registrant and Ajay Meka, M.D. and Salman Naqvi, M.D., aka Syed Naqvi, M.D. (incorporated herein by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on December 4, 2008).

10.2 Employment Agreement, dated as of December 1, 2008, by and between the Registrant and Mr. Kenneth K. Westbrook. (incorporated herein by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on December 4, 2008).

10.3 Amendment No. 1 to Securities Purchase Agreement, dated as of January 30, 2009, among the Company, Kali P. Chaudhuri, M.D., and William E. Thomas. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on February 2, 2009 and on Form 8-K/A filed on February 6, 2009).

10.4 Amendment No. 1 to Early Loan Payoff Agreement, dated as of January 30, 2009, among the Company; WMC-SA, Inc.; WMC-A, Chapman Medical Center, Inc.; Coastal Communities Hospital, Inc.; Medical Provider Financial Corporation I; Medical Provider Financial Corporation II, Medical Provider Financial Corporation III; and Healthcare Financial Management & Acquisitions, Inc. (incorporated herein by reference to
            Exhibit 10.2 to the Registrant's Report on Form 8-K filed on February 2, 2009 and on Form 8-K/A filed on February 6, 2009).

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


                                      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 13, 2009              By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)