Form 10-Q/A
period 2008-12-31
Integrated Healthcare Holdings Inc
filed 2009-02-26
CIK 1051488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Integrated Healthcare Holdings, Inc. for the three months ended December 31, 2008, as filed with the Securities and Exchange Commission on February 17, 2009, due to a typographical error in the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007. Corrections have been made to the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007 in Part I, Item 1 - Financial Statements. No other changes to the original Form 10-Q or updated information is included in this filing.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                   FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 2008 and            3
           March 31, 2008 - (unaudited)

         Condensed Consolidated Statements of Operations for the three and nine       4
           months ended December 31, 2008 and 2007 - (unaudited)

         Condensed Consolidated Statement of Stockholders' Deficiency for the         5
           nine months ended December 31, 2008 - (unaudited)

         Condensed Consolidated Statements of Cash Flows for the nine months          6
           ended December 31, 2008 and 2007 - (unaudited)

         Notes to Condensed Consolidated Financial Statements -                       7
           (unaudited)

Item 6.  Exhibits                                                                    32

         Signatures                                                                  32

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
                                                                                  =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (amounts in 000's, except per share amounts)
                                           (unaudited)

                                              Three months ended        Nine months ended
                                                 December 31,              December 31,
                                            ----------------------    ----------------------
                                              2008         2007         2008          2007
                                            ---------    ---------    ---------    ---------

Net operating revenues                      $ 100,323    $  88,158    $ 289,352    $ 270,326
                                            ---------    ---------    ---------    ---------

Operating expenses:
     Salaries and benefits                     52,972       53,924      159,519      153,876
     Supplies                                  12,657       11,959       37,098       36,538
     Provision for doubtful accounts           10,663        8,015       32,324       23,599
     Other operating expenses                  16,399       16,781       52,579       50,961
     Loss on sale of accounts receivable           --         (918)          --        4,079
     Depreciation and amortization                898          834        2,681        2,427
                                            ---------    ---------    ---------    ---------
                                               93,589       90,595      284,201      271,480
                                            ---------    ---------    ---------    ---------

Operating income (loss)                         6,734       (2,437)       5,151       (1,154)
                                            ---------    ---------    ---------    ---------

Other expense:
     Interest expense, net                     (3,411)      (4,080)      (9,199)     (10,248)
     Warrant expense                               --      (11,404)         (22)     (11,404)
     Change in fair value of derivative            --      (14,273)          --      (14,273)
                                            ---------    ---------    ---------    ---------
                                               (3,411)     (29,757)      (9,221)     (35,925)
                                            ---------    ---------    ---------    ---------

Income (loss) before provision for income
    taxes and minority interest                 3,323      (32,194)      (4,070)     (37,079)
     Provision for income taxes                    --           --          (17)          --
     Minority interest (Note 9)                  (950)      (1,105)      (1,000)        (869)
                                            ---------    ---------    ---------    ---------

Net income (loss)                           $   2,373    $ (33,299)   $  (5,087)   $ (37,948)
                                            =========    =========    =========    =========

Per Share Data:
    Income (loss) per common share
     Basic                                  $    0.01    $   (0.24)   $   (0.03)   $   (0.29)
     Diluted                                $    0.01    $   (0.24)   $   (0.03)   $   (0.29)
    Weighted average shares outstanding
     Basic                                    161,974      137,096      152,204      130,140
     Diluted                                  195,156      137,096      152,204      130,140



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       (amounts in 000's)
                                           (unaudited)


                                          Common Stock        Additional
                                      ---------------------    Paid-in   Accumulated
                                       Shares       Amount     Capital     Deficit       Total
                                      ---------   ---------   ---------   ---------    ---------

Balance, March 31, 2008                 137,096   $     137   $  56,148   $(104,993)   $ (48,708)

Exercise of warrants                     24,878          25       3,707          --        3,732

Issuance of right to purchase stock          --          --          50          --           50

Issuance of warrants                         --          --          22          --           22

Share-based compensation                     --          --         143          --          143

Net loss                                     --          --          --      (5,087)      (5,087)

                                      ---------   ---------   ---------   ---------    ---------
Balance, December 31, 2008              161,974   $     162   $  60,070   $(110,080)   $ (49,848)
                                      =========   =========   =========   =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in 000's)
                                           (unaudited)

                                                                          For the nine months
                                                                           ended December 31,
                                                                          --------------------
                                                                            2008        2007
                                                                          --------    --------
Cash flows from operating activities:
Net loss                                                                  $ (5,087)   $(37,948)
Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
             Depreciation and amortization of property and equipment         2,681       2,427
             Provision for doubtful accounts                                32,324      23,599
             Amortization of debt issuance costs                               386         111
             Common stock warrant expense                                       22      11,404
             Change in fair value of warrant liability                          --      14,273
             Minority interest                                               1,000         869
             Noncash share-based compensation expense                          143         107
             Loss on disposition of property and equipment                     195          --
Changes in operating assets and liabilities:
             Accounts receivable                                           (28,680)    (57,520)
             Security reserve funds                                             --       7,990
             Deferred purchase price receivable                                 --      16,975
             Inventories of supplies                                          (150)        (72)
             Due from governmental payers                                   (1,850)       (379)
             Prepaid insurance, other prepaid expenses and
               current assets, and other assets                               (151)        778
             Accounts payable                                                9,293       2,987
             Accrued compensation and benefits                              (1,520)      2,988
             Due to governmental payers                                     (1,690)        934
             Accrued insurance retentions and other current liabilities        273      (3,195)
                                                                          --------    --------
               Net cash provided by (used in) operating activities           7,189     (13,672)
                                                                          --------    --------

Cash flows from investing activities:
             Decrease in restricted cash                                         4       4,951
             Additions to property and equipment                              (763)       (564)
                                                                          --------    --------
               Net cash (used in) provided by investing activities            (759)      4,387
                                                                          --------    --------

Cash flows from financing activities:
             (Advances) paydown on revolving line of credit, net            (6,354)      4,959
             Paydown on convertible note                                    (3,732)         --
             Long term debt issuance costs                                      --      (1,493)
             Issuance of common stock                                        3,732         576
             Issuance of right to purchase common stock                         50          --
             Variable interest entity distribution                          (2,150)       (950)
             Payments on capital lease obligations, net                       (917)       (199)
                                                                          --------    --------
               Net cash (used in) provided by financing activities          (9,371)      2,893
                                                                          --------    --------

Net decrease in cash and cash equivalents                                   (2,941)     (6,392)
Cash and cash equivalents, beginning of period                               3,141       7,844
                                                                          --------    --------
Cash and cash equivalents, end of period                                  $    200    $  1,452
                                                                          ========    ========

Supplemental information:
             Cash paid for interest                                       $ (8,503)   $(10,055)
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

PART II - OTHER INFORMATION
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


                                      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 25, 2009              By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)