Form 10-K
period 2009-03-31
Integrated Healthcare Holdings Inc
filed 2009-06-29
CIK 1051488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended March 31, 2009; or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, accelerated filer or smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $923,740 as of September 30, 2008 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 195,307,262 shares outstanding of the registrant's common stock as of June 15, 2009.
                      DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.

                                    FORM 10-K

                 ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2009

                                TABLE OF CONTENTS

PART I......................................................................   1

   ITEM 1. BUSINESS.........................................................   1

   ITEM 1A. RISK FACTORS....................................................  16

   ITEM 2. PROPERTIES.......................................................  23

   ITEM 3. LEGAL PROCEEDINGS................................................  24

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  27

PART II.....................................................................  30

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..  30

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  33

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  50

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ......................................  50

   ITEM 9A(T). CONTROLS AND PROCEDURES......................................  50

   ITEM 9B. OTHER INFORMATION...............................................  51

PART III....................................................................  52

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........  52

   ITEM 11. EXECUTIVE COMPENSATION..........................................  56

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS ..............................  60

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE..................................................  62

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................  66

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................  67

SIGNATURES..................................................................  71

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

         Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

         Together we believe that the Hospitals represent approximately 12.6% of all hospital available beds in Orange County, California (based on the most recent data on the Office of Statewide Health Planning and Development for California web site as of June 2, 2009).

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

        WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 North Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, kidney transplantation, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally the hospital offers telemetry, neurosurgical definitive observation, geriatric, psychiatric, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 185 active physicians and 490 employee nurses, and hospital staff.

         WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Boulevard, Anaheim, CA 92805, offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, and Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 90 active physicians and 280 employee nurses, and hospital staff.

         COASTAL COMMUNITIES HOSPITAL - SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 South Bristol Street, Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse healthcare needs. While services continue to expand, the 178-bed facility is small enough to retain the family atmosphere associated with a community hospital. The hospital offers critical care, medical, surgical obstetric, psychiatric and sub acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 60 active physicians and 205 employee nurses, and hospital staff.

         CHAPMAN MEDICAL CENTER - ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Avenue, Orange, CA 92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weight loss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 40 active physicians and 115 employee nurses, and hospital staff.

         On March 8, 2005, the Company assumed management responsibility and control over the Hospitals. All primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals.

EMPLOYEES AND MEDICAL STAFF

         At March 31, 2009, the Company had approximately 3,225 employees. Of these employees, approximately 1,160 are represented by two labor unions, the California Nurses Association ("CNA") and Service Employee International Union -United Healthcare Workers ("SEIU"), who are covered by collective bargaining agreements. We believe that our relations with our employees are good. The Company also had approximately 50 individuals from contracting agencies at March 31, 2009, consisting primarily of nursing staff.

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

         Nursing can have a significant effect on our labor costs. The national nursing shortage continues and is serious in California. The result has been an increase in the cost of nursing personnel, thus affecting our labor expenses. Recently, there has been some lessening in the need for contract agency nurses following the recession as nurses return to the work force. There is still no basis to predict the longevity of this effect. Additionally, California instituted mandatory nurse staffing ratios, thus setting a high level of nurses to patients, but also requiring nursing staff ratios be maintained at all times even when on breaks or lunch. These requirements in the environment of a severe nursing shortage may cause the limiting of patient admissions with an adverse effect on our revenues. The vast majority of hospitals in California, including ours, are not at all times meeting the state mandated nurse staffing ratios. Our plan is to improve compliance and reduce the cost of contract labor needed to achieve the nurse staffing ratios.

COMPETITION

         Hospital competition is a community issue and unique to each facility. The first factor is the services the hospital offers and the other hospitals in the area offering the same or similar service. The hospital is dependent on the physicians to admit the patients to the hospital. The number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on the hospital competition. The ability of the hospital to employ and retain qualified nurses, other healthcare professionals, and administrative staff will affect the hospitals' competitiveness in the market place. A hospital's reputation and years of service to the community affects its competitiveness with patients, physicians, employees, and contracting health plans. Southern California is a highly competitive managed healthcare market therefore the contracting relationships with managed care organizations is a key factor in a hospital's competitiveness. The hospital's location, the community immediately surrounding it and the access to the hospital will affect the hospital's competitiveness. Other hospitals or healthcare organizations serving the same locations determine the intensity of the competition. The condition of the physical plant and the ability to invest in new equipment and technology can affect the communities and physicians desire to use the facility. The amount the hospital charges for services is also a factor in the hospital's competitiveness. The funding sources of the competition can also be a factor if a competitor is tax exempt; it has advantages not available to our Hospitals, such as endowments, charitable contributions, tax-exempt financing, and exemptions from taxes.

Finally, laws and regulations governing antitrust, anti-kickback, physician referrals and other applicable regulations, such as requirements imposed on physician-owned hospitals, impact a hospital's ability to compete. Since these factors are individual to each hospital, and are subject to change, each hospital must develop its own strategies, to address the competitive factors in its local.

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

HEALTHCARE REGULATION

         CERTAIN BACKGROUND INFORMATION. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. The new Obama Administration is committed to passing comprehensive health care reform legislation in order to extend care to uninsured and substantially reduce government-sponsored health care costs. Changes in the Medicare and Medicaid programs and other government healthcare programs, hospital cost containment initiatives by public and private payers, proposals to limit payments and healthcare spending, and industry wide competitive factors greatly impact the healthcare industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services. The laws, rules and regulations governing the healthcare industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

MEDICARE

         GENERALLY. Each of the Hospitals participates in the Medicare program. Healthcare providers have been and will continue to be affected significantly by changes that have occurred in the last several years in federal healthcare laws and regulations pertaining to Medicare. The purpose of much of the recent and proposed statutory and regulatory activity has been to seek to significantly reduce the rate of increase in Medicare payments and to make such payments more accurately reflect patient resource use and the effectiveness and quality of care rendered. The Obama Administration's 2010 Budget includes over $300 billion in Medicare and Medicaid savings over 10 years; more recently Obama indicated to Congress that he intends to seek an additional $200-$300 billion in Medicare and Medicaid cost savings over the 10 year period. Congress also passed the American Recovery and Revitalization Act of 2009 (the "2009 ARRA") which provided new monies in order to stimulate cost savings through increased use of technology and provide coverage for the poor and uninsured through enhanced Medicaid increases.

            In addition, important amendments to the Medicare law were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") and the Deficit Reduction Act of 2005 ("DRA"). Although the most significant provisions of MMA relate to an expansion of Medicare's coverage for pharmaceuticals and changes intended to expand managed care under the Medicare program, MMA also made many changes in the laws that are relevant to how Medicare makes payments to hospitals, some of which could have an adverse impact on the Hospitals' Medicare reimbursement. The MMA initiated increased quality of care reporting, including penalties for not reporting, that is related to the government's intensifying efforts to shift payments from a service-based model to a "payment for performance" model based on outcomes. Since 2008, Medicare has refused to pay for certain reported `never events,' i.e. hospital medical events that never should have occurred.

         INPATIENT OPERATING COSTS. Medicare pays acute care hospitals, such as the Hospitals, for most services provided to inpatients under a system known as the Prospective Payment System ("PPS") pursuant to which hospitals are paid for services based on predetermined rates. Medicare payments under PPS are based on the Diagnosis Related Group ("DRG") to which each Medicare patient is assigned. The DRG is determined by the patient's primary diagnosis and other factors for each particular Medicare inpatient stay. The amount to be paid for each DRG is established prospectively by the Centers for Medicare and Medicaid Services ("CMS"). The DRG amounts are not related to a hospital's actual costs or variations in service or length of stay. Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources. Payment limitations implemented by other third party payers may restrict the ability of a hospital to engage in such "cost-shifting." In October 2006, CMS implemented significant changes to the Medicare program's inpatient acute care PPS that (1) altered the way that DRG weights are calculated, abandoning the charge-based weight system in favor of a cost-based weight system and (2) expanded the number of DRGs so that the severity of a given illness is taken into account for purposes of payment. Such systemic changes took affect for discharges occurring on and after October 1, 2006 and were phased in over a three year period through federal fiscal year ("FFY") 2008 which began on October 1, 2007.

         CMS determined that hospitals would respond to the new MS DRG system with improvements in documentation and coding procedures that would result in a 4.8% national increase in payments (the impact on individual hospitals could not be determined as it would vary based on the services provided by the hospital). To offset this, the FFY 2008 final rule included reductions in payments of 1.2% for FFY 2008, 1.8% for FFY 2009, and 1.8% for FFY 2010. In the final rule for FFY 2009, CMS included an adjustment to the reduction for FFY 2009 from 1.8% to 0.9%. In their proposed FFY 2010 PPS rules, published May 22, 2009 in the Federal Register, CMS has proposed a 1.9% reduction for FFY 2010 and additional reductions for FFY 2011 and FFY 2012. At this time, it is not known if the proposed reductions will be adopted, or if adopted, what the affect will be on the Hospitals.

         The 1.9% reduction noted above is a component of multiple payment reductions in the proposed FFY 2010 that will result in reductions to total payments to hospitals providing services to Medicare beneficiary inpatients. Under the proposed rule, a total decrease of $979 million in combined operating and capital payments to hospitals are estimated. The proposed rule would apply to approximately 3,500 acute care hospitals paid under the IPPS, and implement certain provisions made by the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) and the American Recovery and Reinvestment Act of 2009
(ARRA), beginning with discharges occurring on or after October 1, 2009. The estimated impact of the proposed rule is an overall .5% decrease in operating payments and a 4.8% decrease in capital payments for services provided to Medicare beneficiaries for inpatient hospital services. At this time, it is not known if the proposed reductions will be adopted, or if adopted, what the affect will be on the Hospitals.

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

         MEDICARE BAD DEBT. Medicare beneficiaries have a coinsurance payment and annual deductible for most inpatient and outpatient hospital services. Hospitals must first seek payment of any such coinsurance and deductible amounts from the Medicare beneficiary. If, after reasonable collection efforts, a hospital is unable to collect these coinsurance and deductible amounts, Medicare currently reimburses hospitals 70 percent of the uncollected coinsurance and deductible amount (known as "Medicare bad debt"). The Federal Government is currently considering significant changes to the Medicare program. Accordingly, as changes to the reimbursement of Medicare bad debts have not been specifically outlined, it is not possible to determine at this time what the final changes will be and what the impact of the changes will be on the hospitals.

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

         MEDICARE AUDITS. Medicare participating hospitals are subject to audits and retroactive audit adjustments with respect to reimbursement claimed under the Medicare program. Medicare regulations also provide for withholding Medicare payments in certain circumstances. Any such withholding with respect to the Hospitals could have a material adverse effect on the Company. In addition, contracts between hospitals and third party payers often have contractual audit, setoff and withhold language that may cause substantial, retroactive adjustments. Medicare requires certain financial information be reported on a periodic basis, and with respect to certain types of classifications of information, penalties are imposed for inaccurate reports. In addition, the MMA of 2003 established the Recovery Audit Contractor ("RAC") program to intensify its audit efforts. The RAC audits have already subjected those hospitals who have been audited to significant repayments. As the requirements governing audits, including the RAC audits, are numerous, technical and complex, there can be no assurance that the Company will avoid incurring such penalties. Such penalties could materially and adversely affect the Company.

         MEDICARE MANAGED CARE. The Medicare program allows various managed care plans, now known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program. Under the Medicare Advantage program, these private companies agree to accept a fixed, per-beneficiary payment from the Medicare program to cover all care that the beneficiary may require. The Obama Administration has announced initiatives to scale back the number and funding of Medicare Advantage Plans; these initiatives may have a direct fiscal impact on the Plans and an indirect financial impact to the Hospitals. The effect of these recent changes and any future legislation/regulation is unknown but could materially and adversely affect the Company.

MEDI-CAL (CALIFORNIA'S MEDICAID PROGRAM)

         FEE-FOR-SERVICE PROGRAM. The Medi-Cal program is a joint federal/state program that provides healthcare services to certain persons who are financially needy. Each of the Hospitals participates in the Medi-Cal program. The Medi-Cal program includes both a fee-for-service component and a managed care component. Inpatient hospital services under the fee-for-service component are reimbursed primarily under the Selective Provider Contracting Program ("SPCP"), which are negotiated by the California Medical Assistance Commission ("CMAC"). The SPCP and CMAC system for payments to hospitals are designed to pay hospitals below their costs of services to Medi-Cal beneficiaries. The Company is located in an area which is currently a "closed area" under the SPCP. In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital and additional care rendered to emergency patients who cannot be so stabilized for transfer or where no contracting hospital accepts the patient). Contracting hospitals are generally paid for these services on the basis of all inclusive per diem rates they negotiate under their SPCP/CMAC contracts. Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP/CMAC contracts in order to be paid for their outpatient services. Each Hospital currently has an SPCP/CMAC contract in which it is contractually bound to continue until November 26, 2009, and there can be no assurance that the Hospital will maintain SPCP status thereafter or that the current Medi-Cal payment arrangements will continue. There can be no assurance that the SPCP/CMAC contract rates paid to the Hospitals will cover each Hospital's cost of providing care. The Medi-Cal payment rates for outpatient services cover only a small portion of a Hospital's cost of providing care. In addition, pursuant to the DRA, CMS has developed a Medicaid Integrity Plan ("MIP") that requires increased auditing of State Medicaid programs, and intensified efforts by State Medicaid programs to investigate fraud and overpayments. If the Hospitals become the subject to any of such audits and are required to refund any payments, those refunds could financially affect the Company.

         MEDI-CAL MANAGED CARE. In addition to the fee-for-service component of Medi-Cal, Orange County, California (where the Hospitals are located) participates in the Medi-Cal managed care program. Many Medi-Cal beneficiaries in Orange County are covered under Medi-Cal managed care, and not under fee-for-service Medi-Cal. Medi-Cal managed care in Orange County is provided through a County Organized Health System known as CalOptima. An Orange County hospital that wants to participate in Medi-Cal managed care on a capitated basis must contract with CalOptima, and is typically paid a capitated amount each month to provide, or arrange for the provision of, specified services to CalOptima members assigned to the hospital. The capitated hospital is financially responsible for a predetermined list of services, whether those services are provided at the capitated hospital or another service provider, provided during the term of the contract, including allowable claims received after contract termination. Western Medical Center - Santa Ana had a capitated contract with CalOptima which terminated as of June 2006. Coastal Communities Hospital had a capitated contract with CalOptima which terminated in April 2007. Mid-year 2006, CalOptima focused on entering into contracts with hospitals on a fee-for-services basis for managed care Medi-Cal enrollees managed directly by CalOptima and CalOptima's capitated hospitals. The rates in these contracts are based on the greater of an Orange County average SPCP/CMAC rate or the individual hospital's SPCP/CMAC rate. Chapman Medical Center, Coastal Communities Hospital, Western Medical Center - Anaheim and Western Medical Center - Santa Ana entered into these CalOptima fee for service contracts effective June 2006. A hospital which does not have a contract with CalOptima may provide covered services. However, there are ongoing disputes between CalOptima and hospitals in Orange County concerning the amount CalOptima is obligated to pay for emergency services furnished by non-contracting hospitals. An amendment to the federal Medicaid Act which became effective January 1, 2007, appears to set reimbursement from Medi-Cal managed care plans, like CalOptima, to hospital providers of emergency services that do not have contracts with those plans at an average SPCP/CMAC contracted rate for general acute care hospitals or the average contract rate for tertiary hospitals. The State of California has established a non-contracted tertiary hospitals definition, which Western Medical Center - Santa Ana qualifies and the other three Hospitals qualify as general acute care hospitals. Additionally, the State of California adopted a mechanism to determine the rates that will be paid to non-contract hospitals for emergency services and post emergency care. CalOptima has adjusted the rates paid to contracted tertiary hospitals to equate to the non-contracted tertiary hospital rates. CalOptima general acute care hospital rates are similar to the State established non-contract rate, therefore CalOptima made no adjustment to general acute care hospital rates. All four Hospitals maintained their Medi-Cal managed care contract at the end of the fourth quarter. There can be no assurance that the amount paid to any of the Hospitals for services covered under CalOptima which are covered or not covered under a contract between CalOptima and each Hospital will be adequate to reimburse a Hospital's costs of providing care.

         MEDI-CAL DSH PAYMENTS. Some of the Hospitals receive substantial additional Medi-Cal reimbursement as a disproportionate share ("DSH") hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund. Hospitals qualify for this additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients. Payments to a hospital from the State's DSH Replacement Fund are determined on a formula basis set forth in California law and the Medi-Cal State Plan. Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with CMAC. The Medi-Cal funding for DSH hospitals, however, is dependent on state general fund appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs. There also can be no assurance that the Hospitals which qualify for DSH will be able to negotiate SPCP contract amendments for Private Hospital Supplemental Fund Payments, although state law currently provides that a qualifying hospital may not receive less from the Private Hospital Supplemental Fund than it received from predecessor funds in the State's 2002-03 fiscal year. The state programs under which special payments are made to DSH hospitals are set to expire as of June 30, 2010. There can be no assurance the programs will be extended or replaced by similar programs. In addition, the federal government has recently proposed regulations which could have a significant negative effect on DSH reimbursement to California hospitals, including the Hospitals, if they become effective. Such changes could materially and adversely affect the Company.

WORKERS' COMPENSATION REIMBURSEMENT

         FEE SCHEDULES. A portion of the Hospitals' revenues are expected to come from Workers' Compensation program reimbursements. As part of an effort in 2003 to control costs under the Workers' Compensation program, the California legislature enacted Labor Code Section 5307.1, which sets reimbursement for hospital inpatient and outpatient services, including outpatient surgery services, at a maximum of 120% of the current Medicare fee schedule for hospitals. The Administrative Director of the Division of Workers' Compensation is authorized to develop and, after public hearings, to adopt a fee schedule for outpatient surgery services, but this schedule may not be more than 120% of the current Medicare fee schedule for hospitals. This fee limitation limits the amount that the Hospitals will be paid for their services provided to Workers' Compensation patients. We can provide no assurance that the amount of revenues attributable to these payments may not be reduced in the future, which reductions may have an adverse financial impact on the Company.

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

ELECTRONIC HEALTH RECORDS

         The 2009 ARRA provides stimulus monies for hospitals and physicians that are meaningful electronic health records ("EHR") users beginning in 2011, and imposes penalties on providers who are not meaningful users by the end of 2015. The intent is to promote the use of electronic technology to improve health outcomes and reduce health care costs. To become a meaningful EHR user, a provider must adopt a "certified EHR system" according to Department of Health & Human Services ("DHHS") standards, to be issued, that include e-prescribing. Also, the user must demonstrate that it engages in the exchange of health information to promote quality of care and coordination, and reports on clinical quality efforts. DHHS intends to issue proposed meaningful EHR user regulations in the near future. The Hospitals will endeavor to qualify for available stimulus monies and avoid penalties, and to generally maximize the use of EHR. However, the purchase and implementation of EHR systems can be expensive. Further, as the health information becomes more pervasive, we anticipate additional regulations and costs related to the exchange of health information on a regional and national basis.

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

ANTI-KICKBACK, FRAUD AND SELF-REFERRAL REGULATIONS

         FEDERAL ANTI-KICKBACK LAW. The Social Security Act's illegal remuneration provisions (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for
(a) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal healthcare program, which includes Medicare, Medicaid and TRICARE (formerly CHAMPUS, which provides benefits to dependents of members of the uniformed services) and any state healthcare program, or (b) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under the above payment programs. The Anti-kickback Statute contains both criminal and civil sanctions, which are enforced by the Office of Inspector General ("OIG") of DHHS and the United States Department of Justice. The criminal sanctions for a conviction under the Anti-kickback Statute are imprisonment for not more than five years, a fine of not more than $50,000 for each offense, or both, with higher penalties potentially being imposed under the federal Sentencing Guidelines. In addition to the imposition of criminal sanctions, the Secretary of DHHS may exclude any person or entity that commits an act described in the Anti-kickback Statute from participation in the Medicare program and direct states to also exclude that person from participation in state healthcare programs. The Secretary of DHHS can exercise this authority based on an administrative determination, without obtaining a criminal conviction. The burden of proof for the exclusion would be one that is customarily applicable to administrative proceedings, which is a lower standard than that required for a criminal conviction. In addition, violators of the Anti-kickback Statute may be subjected to civil money penalties of $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose.

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

         FALSE AND OTHER IMPROPER CLAIMS. The federal government is authorized to impose criminal, civil, and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs. In addition to other federal criminal and civil laws which punish healthcare fraud, the federal government, over the past several years, has accused an increasing number of healthcare providers of violating the federal Civil False Claims Act. The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the federal government; (2) knowingly uses a false record or statement to obtain payment; or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Recently, provisions of the False Claims Act were clarified under the Fraud Enforcement and Recovery Act of 2009 to eliminate the requirement that a false claim be presented to a federal official, or that it directly involves federal funds (i.e., indirect payments to a subcontractor are covered). False claims allegations could arise, for example, with respect to the Hospital's billings to the Medicare program for its services or the submission by the Hospital of Medicare cost reports. Specific intent to defraud the federal government is not required to act with knowledge. Instead, the False Claims Act defines "knowingly" to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because the Hospitals perform hundreds of procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

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

         While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its criminal, civil, and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark Law or the Anti-kickback Statute can result in liability under the federal False Claims Act. Noncompliance with other regulatory requirements can also lead to liability under the False Claims Act if it can be established that compliance with those requirements are necessary in order for a hospital to be paid for its services.

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

         Notwithstanding the breadth of the Stark Law's general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician's ownership is in the hospital itself, and not merely in a subdivision of the hospital. The Hospitals intend to rely upon this exception to protect the ownership interests that physicians hold in them. Although the Company does not believe that any of its Hospitals will be considered to be "specialty hospitals", changes in this area of the law that would affect the classification of the Hospitals as "specialty hospitals" may affect the Company's operations. CMS continues to review and evaluate the rules related to ownership interests held in hospitals by physicians. The proposed fiscal year 2010 Inpatient Prospective Payment Rule, published May 22, 2009, does not contain any significant updates to the current regulations. Additionally, similar disclosure requirements are imposed by California law (see "DISCLOSURE OF FINANCIAL INTERESTS" section below). It is unlikely that implementation of new CMS or California requirements would have a material effect on the Company's operations.

         In addition to physician ownership, the Hospitals have arrangements by which they compensate various physicians for services. Payments by the Company to such physicians will constitute financial relationships for purposes of the Stark Law. Exemptions exist under the Stark Law and its implementing regulations for various types of compensation relationships. Effective October, 2009, certain exceptions for services obtained "under arrangement" from physicians will end, and the Company will have to review and, if necessary, revise any arrangements in this category. The Company will endeavor to ensure that all of its financial relationships qualify for one or more exemptions under the Stark Law. However, there can be no assurance that the Company will be successful in structuring all of its relationships with physicians so as to qualify for protection under one or more of the Stark Law's exceptions.

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

         On January 23, 2004, DHHS published a final rule that adopted the National Provider Identifier ("NPI") as the standard unique health identifier for healthcare providers. The NPI is a 10-digit all numeric number that is assigned to eligible healthcare providers, including our hospitals, by the National Provider System ("NPS"), an independent government contractor. Our hospitals have obtained and are using NPIs in connection with the standard electronic transactions. The NPI rule was implemented in 2008, requiring that our Hospitals use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers and Blue Cross-Blue Shield numbers, are not permitted. Healthcare providers no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans.

         DHHS also has promulgated HIPAA security standards and privacy standards which are aimed, in part, at protecting the confidentiality, availability and integrity of health information by "covered entities," including health plans, healthcare clearinghouses and healthcare providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. Recently, the 2009 ARRA amended HIPAA to include "business associates," i.e., those entities that perform business functions for health plans, clearinghouses and providers, as covered entities effective February 17, 2010 or a date set by DHHS. The privacy standards require compliance with rules governing the use and disclosure of patient health and billing information. They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to which we disclose such information to perform functions on our behalf. These provisions required us to implement expensive computer systems, employee training programs and business procedures to protect the privacy and security of each patient health information and enable electronic billing and claims submissions consistent with HIPAA.

         The security standards require us to maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Under the 2009 ARRA, covered entities, including the Hospitals, must notify patients of most security breaches pursuant to DHHS regulations and on the effective date established by DHHS.

         HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply. These fines and penalties were strengthened under the 2009 ARRA to provide for a penalty in the amount of $1,000 per violation due to "reasonable cause and not to willful neglect" (with a maximum penalty of $100,000); up to $10,000 for each violation due to willful neglect that is corrected (subject to a $250,000 maximum); and up to $50,000 for each willful violation that is not corrected properly (subject to a maximum penalty of $1.5 million dollars during a calendar year). Hospitals are also subject to state privacy laws, which depending on the circumstances may be more restrictive than HIPAA and impose additional penalties.

CORPORATE PRACTICE OF MEDICINE

         California has laws that prohibit non-professional corporations and other entities from employing or otherwise controlling physicians or that prohibits certain direct and indirect payment arrangements between healthcare providers. Although we intend to exercise care in structuring our arrangements with healthcare providers to comply with relevant California law, and we believe that such arrangements will comply with applicable laws in all material respects, we cannot provide any assurance that governmental officials charged with responsibility for enforcing these laws will not assert that the Company, or certain transactions that we are involved in, are in violation of such laws, or that the courts will ultimately interpret such laws in a manner consistent with our interpretations.

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

LENDER DEFAULT

         Since approximately January, 2009, the Company has maintained a negative balance under its $50 million Revolving Credit Agreement with Medical Provider Financial Corporation I (the "Lender"). On April 14, 2009, the Company issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender. However, the Lender has not returned the amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement, which amounted to approximately $12.7 million as of June 15, 2009, and the Lender is not advancing any funds to the Company under the $50 million Revolving Credit Agreement. The Lender is currently applying monthly interest charges arising under the $80 million and $10.7 million credit facilities issued by its affiliated companies against the Excess Amounts. At June 15, 2009, the Excess Amounts represented approximately 19 months of future interest charges. There can be no assurances that the Company will be successful in recovering all Excess Amounts from the Lender or its affiliates. Furthermore, since it no longer has a functioning accounts receivable financing arrangement, the Company is currently relying solely on its cash receipts from payers to fund its operations. Any significant disruption in such recei pts could have a material adverse effect on the Company's ability to pay its obligations when due and continue as a going concern. As of March 31, 2009, the Report of Independent Registered Public Accounting Firm concludes that there is substantial doubt about the Company's ability to continue as a going concern.

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

WE ARE CURRENTLY INVOLVED IN LITIGATION WITH VARIOUS CURRENT AND FORMER MEMBERS OF OUR BOARD OF DIRECTORS AND A SIGNIFICANT SHAREHOLDER.

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, Orange County Physicians Investment Network, LLCOC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. A discussion of this litigation and a summary of the status of the litigation to date is set forth below under "Item 3. Legal Proceedings - Orange County Physicians Investment Network, LLC". Such litigation, was mostly resolved under a global settlement agreement dated April 2, 2009. However, certain elements of the settlement are the subject of ongoing litigation among the parties, and the Company has become a party to new litigation among several members of OC-PIN. Therefore, these matters may continue to require a substantial commitment of financial resources and management's attention, and may have a material effect on our business and results of operation.

WE HAVE EXPERIENCED SIGNIFICANT DIFFICULTIES WITH OUR LIQUIDITY AND THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of March 31, 2009, the Company has a working capital deficit of $94.1 million and accumulated stockholders' deficiency of $45.2 million. The Company's $50.0 million Revolving Credit Agreement provides estimated liquidity as of March 31, 2009 of $36.7 million based on eligible receivables, as defined. However, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it under the $50 million Revolving Credit Agreement.

         During the year ended March 31, 2009, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million. As noted above, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it under the $50 million Revolving Credit Agreement.

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE INCURRED SIGNIFICANT LOSSES IN OPERATIONS TO DATE. IF OUR SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE FURTHER. WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE OBLIGATIONS. OUR LENDER HAS BEEN UNABLE TO MEET ITS COMMITMENTS UNDER EXISTING CREDIT AGREEMENTS AND THE COMPANY MAY NOT BE ABLE TO SECURE REPLACEMENT FINANCING.

         As of March 31, 2009, we had an accumulated deficit of $106.5 million. We incurred a net loss of $ 1.5 million for the year ended March 31, 2009. This loss, among other things, has had a material adverse effect on our stockholders' equity and working capital. We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, lowering the costs of borrowings through refinancing our debt, and new issues of equity. However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future. The Company's $50.0 million Revolving Credit Agreement, if honored by the Lender, provides an estimated additional liquidity as of March 31, 2009 of $36.7 million based on eligible receivables, as defined. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million and, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement. The Lender is currently applying monthly interest charges arising under the $80 million and $10.7 million credit facilities issued by its affiliated companies against the Excess Amounts. At March 31, 2009, the Excess Amounts represented approximately 8 months of future interest charges. If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further, and we will lack the ability to continue as a going concern.

         As of March 31, 2009, the debt service requirements on our $81.0 million debt approximate $0.7 million per month. Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following: (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures;
(iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

         The Company is actively seeking alternate lending sources with sufficient liquidity to service its financing requirements. There can be no assurance that the Company will be successful in securing replacement financing.

THE SUCCESS OF THE COMPANY WILL DEPEND ON PAYMENTS FROM THIRD PARTY PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS. IF THESE PAYMENTS ARE REDUCED OR DELAYED, AS A RESULT OF THE SIGNIFICANT CURRENT HEALTH CARE REFORM EFFORTS OR OTHERWISE, OUR REVENUE WILL DECREASE.

            Passing comprehensive health care reform legislation to drastically reduce costs and expand coverage is a high priority for the Obama Administration for 2009. Congress is also developing reform packages, including a draft bill known as the American Health Care Choice Act circulated by Senator Edward Kennedy on June 9, 2009. Even if comprehensive legislation does not pass, we anticipate continued, intensive discussions at federal and state levels, and within the private insurance and provider sectors, regarding how to significantly reduce health care costs, by limiting or restructuring payments to providers and plans. Whether or not health care reform is accomplished on a big scale, or incremental changes are implemented, for example through Medicare payment regulations, it is reasonable to predict that all payers will continue to seek sizable reductions from hospitals and other providers. Through this time of flux, our Hospitals will continue to be largely dependent upon private and governmental third party sources of payment for the services provided to patients in the Hospitals. The amount of payment a hospital receives for the various services it renders will be affected by market and cost factors, as well as other factors over which we have no control, including the significant political concerns described above. Although we anticipate ongoing pressure to accept reduced payment amounts, and any meaningful reduction in the amounts paid by these third party payers for services rendered at the Hospitals will have a material adverse effect on our revenues.

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

         The health care industry is currently undergoing significant changes and is regularly subject to regulatory and political intervention. We expect to derive a considerable portion of the Company's revenue through the Hospitals from government-sponsored health care programs and third-party payers (such as employers, private insurers, HMOs or preferred provider organizations). The health care industry may be subject to comprehensive reform in the next few years, which likely would result in increased cost containment as government and private third-party payers seek to impose lower payment and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for hospitals. It is distinctly possible that reimbursement from government and private third-party payers for many procedures performed at the Hospital may be reduced in the future. Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company's business, financial condition and/or results of operations. Further, rates paid by private third-party payers are generally higher than Medicare, Medicaid and HMO payment rates. Any decrease in the relative number of patients covered by private insurance would have a material adverse effect on the Company's revenues and operations.

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

         In response to the shortage of qualified nurses, health care providers have increased-and could continue to increase-wages and benefits to recruit or retain nurses; many providers have had to hire expensive contract nurses. The shortage could also limit the operations of healthcare providers by limiting the number of patient beds available. The Company has likewise increased and is likely to have to continue to increase-wages and benefits to recruit and retain nurses. The Company may also need to engage expensive contract nurses until permanent staff nurses can be hired to replace any departing nurses. Recently, there has been some lessening in the need for contract agency nurses following the recession as nurses return to the work force. There is still no basis to predict the longevity of this effect.

UNION CONTRACTS HAVE BEEN RENEWED BUT THERE CAN BE NO ASSURANCE THAT THE CONTRACTS WILL BE RENEWED IN THE FUTURE.

         Approximately 36% of the Company's employees are represented by labor unions as of March 31, 2009. On December 31, 2006, the Company's collective bargaining agreements with CNA covering certain of our nursing staff and with SEIU expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability. We do not anticipate the new agreements will have a material adverse effect on our results of operations.

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

            The Company and the Hospitals are subject to many laws and regulations at the federal, state and local levels. These laws and regulations require the Hospitals to meet various licensing, certification and other requirements, including those relating to:

         o        physician ownership of the Hospital;
         o payments to specialty hospitals, should any of the Hospitals be determined to be a specialty hospital;
         o prohibited inducements for patient referrals and restrictions on payments for marketing;
         o the adequacy of medical care, equipment, personnel, operating policies and procedures;
         o        maintenance and protection of records;
         o        reimbursement audits; and o environmental protection.

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

         One of the Company's largest shareholder, OC-PIN, is owned and controlled by physicians who also refer to and practice at the Hospitals. OC-PIN may receive dividends as a shareholder. In addition, one of the members of OC-PIN served as Chairman of the Board of Directors of the Company. As a director, he received payment from the Company for his service as Chairman. In addition, the Hospitals have various relationships with physicians who are not owners of the Company, as well as with OC-PIN physicians, including medical directorships, sharing in risk pools and service arrangements.

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

LICENSING, SURVEYS, INVESTIGATIONS AND AUDITS

         Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. These include requirements relating to Medicare and Medi-Cal participation and payment, state licensing agencies, private payers and the Joint Commission. Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. Some investigations by licensing bodies can result in financial penalties to the Hospitals. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

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

         The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. Three of the four Hospitals requested HAZUS review and received favorable notices pertaining to structural reclassification.

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

ITEM 2. PROPERTIES

         In March 2005, the Company completed the acquisition of the Hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to PCHI, a company owned indirectly by two of the Company's largest shareholders. The Company entered into a Triple Net Lease dated March 7, 2005 (amended and restated as of October 1, 2007) under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2009, the Company's principal facilities are listed in the following table:

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

         2. Leased from an unrelated party. Monthly lease payments are approximately $133,000. On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. Tenet is seeking reimbursement for approximately $370,000 expended in rental payments for the Chapman Medical Center lease, including attorneys' fees, which has been accrued in the Company's consolidated financial statements as of and for the year ended March 31, 2009.

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

LABOR AND EMPLOYMENT

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

         Approximately 36% of the Company's employees are represented by labor unions as of September 30, 2007. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

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

         On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243,000. A hearing date has not yet been set.

         On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS. Anderson's petition claims that the Company failed to pay him a commission of $300,000 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of state and Federal law. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that these actions may have on its results of operations.

         On June 5, 2009, the Company was sued in Orange County Superior Court by a former employee in a purported class action alleging that the Company and its subsidiaries failed to correctly calculate overtime wages paid to 12-hour shift employees at the hospitals. The plaintiff is seeking restitution, injunctive relief and penalties against the Company on behalf of the plaintiff and the purported class. Although the Company has not yet had an opportunity to fully study the complaint, the Company believes that it has meritorious defenses and intends to defend itself vigorously against the claims asserted in the complaint. The Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its financial condition or results of operations.

ORANGE COUNTY PHYSICIANS INVESTMENT NETWORK, LLC

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, Orange County Physicians Investment Network, LLC, or OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

         On May 17, 2007, OC-PIN filed a separate suit against the Company in Orange County Superior Court. OC-PIN's suit sought injunctive relief and damages. OC-PIN alleged the management issue referred to above, together with issues related to monies claimed by OC-PIN, needed to be resolved before completion of the Company's then pending refinancing of its secured debt. OC-PIN further alleged that the Company's President failed to call a special shareholders' meeting, thus denying OC-PIN the opportunity to elect a new member to the Company's Board of Directors.

         Both actions were consolidated before one judge. On July 11, 2007, the Company's motion seeking the appointment of an independent provisional director to fill a vacant seventh Board seat was granted. On the same date, OC-PIN's motion for a mandatory injunction forcing the Company's President to notice a special shareholders meeting was denied. All parties to the litigation thereafter consented to the Court's appointment of the Hon. Robert C. Jameson, retired, as a member of the Company's Board.

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

         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008, OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, were stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. On October 6, 2008, the Court stayed this action pending the resolution of the lawsuit filed by the Company on May 10, 2007. OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to overturn this stay order, which was summarily denied on November 18, 2008.

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

         On September 17, 2008, OC-PIN filed another petition for writ of mandate seeking virtually identical relief as the petition filed on July 30, 2008. This petition was stayed by the Court on October 6, 2008 pending the resolution of May 10, 2007 suit brought by the Company. OC-PIN subsequently filed a petition for writ of mandate with the Court of Appeals, which was summarily denied on November 18, 2008. OC-PIN then filed a petition for review before the California Supreme Court, which was denied on January 14, 2009.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleged that the Company issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleged that the issuance of warrants to purchase the Company's stock to Dr. Kali P. Chaudhuri and William Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of IHHI as a defendant, in response to a ruling by the Court that each shareholder was a "necessary party" to the action. OC-PIN filed a petition for writ of mandate with the Court of Appeals which sought to overturn the stay imposed by the trial court. This appeal was summarily denied on November 18, 2008.

         On April 2, 2009, the Company, OC-PIN, Dr. Shah, Bruce Mogel, PCHI, West Coast, Dr. Chaudhuri, Ganesha, Mr. Thomas and the Lender (together, the "Global Settlement Parties") entered into a Settlement Agreement, General Release and Covenant Not to Sue (the "Global Settlement Agreement"). Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) a $1.5 million dollar payment by the Company payable to a Callahan & Blaine a trust account in conjunction with payments by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company's agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors' approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders' meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company's Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Dr. Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company. Two stock purchase agreements (the "Stock Purchase Agreements") were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Dr. Shah each a separate right to purchase up to 14.7 million shares of Common Stock, and (2) Dr. Chaudhuri the right to purchase up to 30.6 million shares Stock.

         Purportedly pursuant to the Global Settlement Agreement, OC-PIN and/or Dr. Shah placed a demand on the Company to seat Dr. Shah's personal litigation attorney, Daniel Callahan ("Callahan") on the Board of Directors. The Company declined this request based on several identified conflicts of interest, as well as a violation of the covenant of good faith and fair dealing. OC-PIN and/or Dr. Shah then filed a motion to enforce the Global Settlement Agreement under Code of Civil Procedure Section 664.6 and force the Company to appoint Callahan to the Board of Directors. The Company opposed this motion, in conjunction with an opposition by several members of OC-PIN, contesting Callahan as the duly authorized representative of OC-PIN. On April 27, 2009, the Court denied Dr. Shah/OC-PIN's motion, finding several conflicts of interest preventing Callahan from serving on the Company's Board of Directors. On May 5, 2009, Dr. Shah/OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to reverse the Court's ruling and force Callahan's appointment as a director, which was summarily denied on May 7, 2009.

         On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's remaining obligations under the Global Settlement Agreement until the resolution of the Amended Meka Complaint and related actions.

         On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). It appears that the relief sought against the Company in the Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

OTHER LEGAL PROCEEDINGS

         In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745,000 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an EX PARTE application seeking a temporary protective order, a right to attach order, and a writ of attachment. While the EX PARTE application was denied on May 26, 2009, AMVi/Prospect's regularly notice motion for writ of attachment is scheduled for June 19, 2009. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action and related writ petition may have on its results of operations.

         On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. Tenet is seeking reimbursement for approximately $370,000 expended in rental payments for the Chapman Medical Center lease, including attorneys' fees, which has been accrued as of and for the year ended March 31, 2009.

         We and our subsidiaries are involved in various other legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters, individually or collectively, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 27, 2009, the Company received the written consent, in lieu of a meeting of stockholders, from the holders of a majority of the Company's outstanding shares of common stock approving an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 400,000,000 to 500,000,000 shares. Stockholders holding a total of 107,749,832 shares of common stock voted to approve the amendment out of a total of 195,307,262 shares issued and outstanding. After filing and mailing an Information Statement on Schedule 14C to all stockholders, the Company amended its Articles of Incorporation on April 8, 2009.

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

         The following table sets forth the quarterly high and low bid price for the Company's common stock for each quarter for the period from April 1, 2007 through March 31, 2009, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
--------------------- ------------------- -------------------
      PERIOD                 HIGH                LOW
      ------                 ----                ---
--------------------- ------------------- -------------------
Apr 2007 - Jun 2007                $0.32               $0.12
--------------------- ------------------- -------------------
Jul 2007 - Sep 2007                $0.23               $0.12
--------------------- ------------------- -------------------
Oct 2007 - Dec 2007                $0.33               $0.14
--------------------- ------------------- -------------------
Jan 2008 - Mar 2008                $0.25               $0.10
--------------------- ------------------- -------------------
Apr 2008 - Jun 2008                $0.12               $0.07
--------------------- ------------------- -------------------
Jul 2008 - Sep 2008                $0.14               $0.01
--------------------- ------------------- -------------------
Oct 2008 - Dec 2008                $0.06               $0.01
--------------------- ------------------- -------------------
Jan 2009 - Mar 2009                $0.05               $0.01
--------------------- ------------------- -------------------

         As of the date of this report, there were approximately 208 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

         The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2009.

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
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                   8,835,300                 $  0.19                  7,030,971
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                   -                        -                         -
security holders
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Total                               8,835,300                 $  0.19                  7,030,971
------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

              Not applicable.

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

         Unless otherwise indicated, all amounts included in this Item 7 are expressed in thousands (except percentages and per share amounts).

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

SIGNIFICANT CHALLENGES

         COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In July 2008 and January 2009, the Company issued equity securities to an existing shareholder (see "SECURITIES PURCHASE AGREEMENT").

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred a net loss of $1.5 million for the year ended March 31, 2009 and had a working capital deficit of $94.1 million at March 31, 2009.

During the year ended March 31, 2009, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million and, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement. The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At March 31, 2009, the Excess Amounts represented approximately 8 months of future interest charges (see "LENDER DEFAULT"). There can be no assurance that the Company will be successful in recovering all Excess Amounts. The Company is actively seeking alternate lending sources with sufficient liquidity to service its financing requirements. There can be no assurance that the Company will be successful in securing replacement financing.

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. There is no assurance that the Company will be successful in improving reimbursements or reducing operating expenses.

         Key items for the year ended March 31, 2009 included:

1. During the year ended March 31, 2009 and 2008, the Company received a lump sum amendment to the CMAC agreement for $3.7 and $4.8 million, respectively. Adjusting for this, net collectible revenues (net operating revenues less provision for doubtful accounts) for the year ended March 31, 2009 and 2008 were $346.9 million and $332.0 million, respectively, representing an increase of 4.5%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues decreased $5.8 million for the year ended March 31, 2009 compared to the year ended March 31, 2008.

         Inpatient admissions decreased by 4.3% to 26.8 for the year ended March 31, 2009 compared to 28.0 for the year ended March 31, 2008. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation.

         Uninsured patients, as a percentage of gross charges, increased to 6.0% from 5.4% for the year ended March 31, 2009 compared to the year ended March 31, 2008.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and loss on sale of accounts receivable for the year ended March 31, 2009 were $380.5 million, or 4.9%, higher than in fiscal year 2008. The most significant factors of this increase were the $11.3 million increase in the provision for doubtful accounts due to an increase in assignment of insurance accounts for legal collection efforts, $2.4 million paid by the Company pursuant to the Settlement Agreement effective April 2, 2009 (see "SETTLEMENT AGREEMENT"), and $3.1 million increase in salaries and benefits. Of the increase in salaries and benefits, $2.4 million represents the servicing costs of accounts receivable that had been sold pursuant to the Accounts Purchase Agreement during fiscal year 2008 and subsequently reacquired in October 2007 (see "ACCOUNTS PURCHASE AGREEMENT"). Excluding the $2.4 million in servicing costs noted above, salaries and benefits increased 0.3% during the year ended March 31, 2009 compared to year ended March 31, 2008.

         Financing costs: The Company completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, the Company entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         The terms of the new financing reduced the Company's cost of capital by $2.3 million during the year ended March 31, 2009 compared to the year ended March 31, 2008. Additionally, the $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of March 31, 2009 of $36.7 million based on eligible receivables, as defined. However, during fiscal year 2009 the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern. As noted above, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it under the $50 million Revolving Credit Agreement (see "LENDER DEFAULT"). At March 31, 2009, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and the high unlikelihood of compliance in fiscal year 2010, the Company's noncurrent debt of $81.0 million will continue to be classified as current.

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

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010,
(iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's Hospitals (three of which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (see "NEW WARRANTS"). Under the Settlement Agreement effective April 2, 2009, the maturity date of the credit agreements has been extended to October 8, 2011 (see "GLOBAL SETTLEMENT AGREEMENT").

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

         Based on eligible receivables, as defined, the Company had approximately $36.7 million of additional availability under its $50.0 million Revolving Line of Credit at March 31, 2009. However, during the year ended March 31, 2009, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million. As of March 31, 2009, the Lender had collected and retained $5.6 million in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement (see "LENDER DEFAULT"). The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At March 31, 2009, the Excess Amounts represented approximately 8 months of future interest charges. There can be no assurances that the Company will be successful in recovering all Excess Amounts or that the Company will not continue to experience delays in receiving advances from the Lender in the future (see "LENDER DEFAULT").

         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4.As of March 31, 2008, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4. Due to this technical deficiency, and in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A," all debt as of March 31, 2008 was classified to current. At March 31, 2009, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and uncertainty as to future compliance, the Company's noncurrent debt of $81.0 million has been classified as current.

         During the year ended March 31, 2009, the Lender granted the Company a reduction in the interest rate from 24% per year to 12% per year for certain additional borrowings under the $50.0 million Revolving Line of Credit. The additional borrowings resulted from delays in Medi-Cal payments from the State of California. The reduction in the interest rate for the additional borrowings was terminated by the Lender when the Company received the delayed payments, aggregating $7.5 million, from the State at the end of September 2008. The reduction in the interest rate resulted in a $97.7 credit to the Company during the year ended March 31, 2009.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI. Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property"), and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation (see "GLOBAL SETTLEMENT AGREEMENT").

         LENDER DEFAULT - On April 14, 2009, the Company issued a letter ("Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement ("Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender. The Lender has not returned the amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ($12.7 million as of June 15,
2009) and is not advancing any funds to the Company under the $50 million Revolving Credit Agreement. The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At March 31 and June 15, 2009, the Excess Amounts represented approximately 8 and 19 months, respectively, of future interest charges. As a result, the Company relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

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

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expired on July 27, 2008. The exercise price for the first 43.0 million shares purchased under the Restructuring Warrants was $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares was $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. In accordance with SFAS No. 133 and EITF 00-19, the Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability on the consolidated statement of operations.

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

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 250 million to 400 million (and subsequently increased the authorized shares to 500 million in April 2009). Accordingly, effective December 31, 2007, the Company revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

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

         On January 30, 2009, the Company entered into an amendment of the Purchase Agreement ("Amended Purchase Agreement"). Under the Purchase Agreement, Dr. Chaudhuri had the right to invest up to $7.0 million in the Company through the purchase of 63.4 million shares of common stock at $0.11 per share. The Purchase Right expired on January 10, 2009. Under the Amended Purchase Agreement, Dr. Chaudhuri agreed to purchase immediately from the Company 33.3 million shares of Company common stock (the "Additional Shares") at a purchase price of $0.03 per share, or an aggregate purchase price of $1.0 million. In consideration for Dr. Chaudhuri's entry into the Amended Purchase Agreement and payment to the Company of $30, under the Amended Purchase Agreement the Company granted to Dr. Chaudhuri the right, in Dr. Chaudhuri's sole discretion (subject to the Company having sufficient authorized capital), to invest at any time and from time to time through January 30, 2010 up to $6.0 million through the purchase of shares of the Company's common stock at a purchase price of $0.11 per share (the "Amended Purchase Right").

         Concurrently with the execution of the Amended Purchase Agreement, the Company and its subsidiaries entered into an amendment of the Payoff Agreement. MPFC III, which is a party to the SPA Amendment, holds a convertible term note in the original principal amount of $10.7 million issued by the Company on October 9, 2007. Under the Amended Payoff Amendment, the Company agreed to pay to its Lender $1.0 million as partial repayment of the $7.0 million outstanding principal balance of the $10.7 million Convertible Term Note upon receipt of $1.0 million from Dr. Chaudhuri's purchase of the Additional Shares. The Company is also obligated under the Amended Payoff Agreement to use the proceeds it receives from future exercises, if any, of Dr. Chaudhuri's Amended Purchase Right under the Amended Purchase Agreement toward early payoff of the remaining balance of the $10.7 million Convertible Term Note.

         Since the Amended Purchase Agreement resulted in a change in control, the Company is subject to limitations on the use of its net operating loss carryforwards.

         GLOBAL SETTLEMENT AGREEMENT - Effective April 2, 2009, the Company, Dr. Shah, OC-PIN, Mr. Mogel, PCHI, West Coast, Dr. Chaudhuri, Ganesha, Mr. Thomas, and the Lender entered into a Settlement Agreement, General Release and Covenant Not to Sue ("Global Settlement Agreement") in connection with the settlement of pending and threatened litigation, arbitration, appellate, and other legal proceedings (the "Actions") among the various parties. Pursuant to the Global Settlement Agreement, the Company agreed to pay to OC-PIN and Dr. Shah a total sum of $2.4 million in two installments consisting of $1.6 million at closing and $750, together with interest thereon at 8%, payable on September 25, 2009 (the "Second Payment $750"). The Company also agreed to pay the sum of $15 as satisfaction of Dr. Shah's individual claims. Additionally, the Company and Mr. Mogel agreed to stipulate to the release and return of a $50 bond which was posted in connection with a shareholder derivative suit filed by OC-PIN against both Mr. Mogel and the Company. All amounts payable by the Company under the Global Settlement Agreement, totaling $2.4 million, are accrued at March 31, 2009.

         In addition, Dr. Shah covenanted and agreed, that for a period of 2 years after the Closing, he will not accept any nomination, appointment or will not serve in the capacity as a director, officer, or employee of the Company, so long as the Company keeps the PCHI and Chapman Medical Center leases current by making payments within 45 days of when payments are due.

         Also pursuant to the Global Settlement Agreement, Dr. Shah and OC-PIN covenant not to sue or to assist anyone else in suing, directly or derivatively on behalf of the Company, Dr. Chaudhuri or the Lender, and Dr. Chaudhuri and the Lender covenant not to sue or to assist anyone else in suing, directly or derivatively on behalf of the Company, Dr. Shah and OC-PIN. Dr. Shah and OC-PIN also agreed to sign and deliver dismissals with prejudice of all Dr. Shah and OC-PIN's claims in the Actions, and the Company, PCHI, and Dr. Chaudhuri agreed to sign and deliver dismissals with prejudice of all of the Company, PCHI and Dr. Chaudhuri claims against Dr. Shah and/or OC-PIN in the Actions. Furthermore, all of the parties agreed to general releases discharging each and all of the other parties from, among other things, any and all rights, suits, claims or actions arising out of or otherwise related to the Actions.

         Pursuant to the Global Settlement Agreement, the Company agreed to amend its Bylaws to provide (i) that the number of members of the Company's Board of Directors shall be fixed at 7 and (ii) that, effective immediately after the Company's 2009 Annual Meeting of Shareholders, a shareholder who owns 15% or more of the voting stock of the Company is entitled to call one special shareholders meeting per year. The Company also agreed to appoint an OC-PIN representative to fill the seat to be vacated by Ken Westbrook, effective April 2, 2009, until the September 2009 annual meeting of shareholders. As of June 15, 2009, Mr. Westbrook is still a Director since OC-PIN's representative has not been duly appointed by OC-PIN (see "First Meka Complaint" below).

         Also pursuant to the Global Settlement Agreement, the Company entered into Stock Purchase Agreements (the "2009 Stock Purchase Agreements") with Dr. Shah, Dr. Chaudhuri and OC-PIN respectively. Pursuant to these 2009 Stock Purchase Agreements, Dr. Shah and OC-PIN will receive an aggregate of 14.7 million shares of the Company's common stock each and Dr. Chaudhuri will receive an aggregate of 30.6 million shares of the Company's common stock, for a price of $0.03 per share (the "2009 Stock Purchase Shares"). The purchase and sale of the Company's common stock under these agreements is still pending(see "First Meka Complaint" below).

         Pursuant to the Global Settlement Agreement, if either OC-PIN or Dr. Shah chooses not to purchase all of their respective 2009 Stock Purchase Shares, those 2009 Stock Purchase Shares which either party elects not to purchase may be purchased by the other party. In the event that OC-PIN and Dr. Shah purchase, in the aggregate, fewer 2009 Stock Purchase Shares than the maximum they were entitled to purchase under the terms of their 2009 Stock Purchase Agreements, Dr. Chaudhuri agreed that the number of 2009 Stock Purchase Shares that he is entitled to purchase under his 2009 Stock Purchase Agreement shall be automatically reduced to an amount which is 51% of the aggregate number of 2009 Stock Purchase Shares which Dr. Chaudhuri, OC-PIN and Dr. Shah actually purchase under their 2009 Stock Purchase Agreements. OC-PIN and Dr. Shah also agreed to provide notice to the Company and Dr. Chaudhuri regarding their choice to use as a credit all or a portion of the Second Payment $750, and any interest accrued thereon, toward OC-PIN and Dr. Shah's payment to IHHI for their respective Stock Purchase Shares. IHHI also agreed that IHHI will use the net proceeds of the sale of the Stock Purchase Shares to pay down the principal balance of the Company's $10.7 million Convertible Term Note held by the Lender, and the Lender agreed to advance to the Company additional funds equal to such amount by which the $10.7 million Convertible Term Note is paid down.

         In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to Credit Agreement ("Credit Amendment"). The Lender agreed to reduce the interest rate on the $45.0 million Term Note to simple interest of 10.25% (the "Debt Service Reduction") and to maintain such interest rate up to and including the maturity date of the Term Note, or any extension thereof, as defined in the $80 million credit agreement, under which the $45.0 million Term Note was issued (the "Debt Service Reduction Period"). The Credit Amendment also provided for an optional one year extension of the maturity date of the $45.0 million Term Note and the $35.0 million Non-Revolving Line of Credit Note to October 8, 2011, provided that the Company pay in full the unpaid principal balance due under the $10.7 million Convertible Term Loan no later than January 30, 2010.

         In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to the $50.0 million Revolving Credit Agreement which provides an optional one year extension of the maturity date to October 8, 2011, provided that the Company pay in full the unpaid principal balance due under the $10.7 million Convertible Term Loan no later than January 30, 2010.

         On April 2, 2009, the Company, OC-PIN, PCHI, West Coast, Ganesha, and the Lender (the "Acknowledgement Parties") entered into the Acknowledgement, Waiver and Consent and Amendment to Credit Agreements (the "Acknowledgement"). The Acknowledgement Parties agreed that if and to the extent that the agreements, transactions and events contemplated in the Global Settlement Agreement constitute, may constitute or will constitute a change of control, default, event of default or other breach or default under the New Credit Facilities, or any documents related to the New Credit Facilities, each Acknowledgement Party waives and consents to the waiver of such event, breach or default.

         Pursuant to the Global Settlement Agreement, the Company and PCHI entered into the Amendment to Amended and Restated Triple Net Hospital Building Lease (the "2009 Lease Amendment"), whereby PCHI agreed to reduce the rent paid by the Company under the Amended Lease by an amount equal to the Debt Service Reduction (i.e., the difference between 14% and 10.25%) during the Debt Service Reduction Period. The Company also agreed, pursuant to the Global Settlement Agreement, to bring the PCHI lease and the Chapman Medical Center leases current and to pay all arrearages due under the PCHI lease and the Chapman Medical Center leases.

         On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr.Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's remaining obligations under the Global Settlement Agreement until the resolution of the Amended Meka Complaint and related actions.

         On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). It appears that the relief sought against the Company in the Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

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

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (see "REFINANCING"), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the College Avenue Property that is unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (see "GLOBAL SETTLEMENT AGREEMENT").

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

         CASH FLOW - Net cash provided by (used in) operating activities for the years ended March 31, 2009 and 2008 was $20.1 million and $(11.3) million, respectively. Net loss, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, totaled $3.1 million and $(10.4) million for the years ended March 31, 2009 and 2008, respectively. The Company produced $17.0 million and used $0.8 million in working capital for the year ended March 31, 2009 and 2008, respectively. Net cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $14.1 million and $4.6 million for year ended March 31, 2009 and 2008, respectively. Cash provided by (used in) accounts receivable, including security reserve fund and deferred purchase price receivable in fiscal year 2008 (net of provision for doubtful accounts), was $1.6 million and $(6.4) million for the years ended March 31, 2009 and 2008, respectively.

         Net cash provided by (used in) investing activities during the years ended March 31, 2009 and 2008 was $(0.8) million and $4.0 million, respectively. In the year ended March 31, 2009 and 2008, the Company invested $0.8 million and $0.9 million in cash, respectively, in new equipment. During the year ended March 31, 2009 and 2008, $0 and $4.9 million, respectively, in restricted cash was released to the Company.

         Net cash provided by (used in) financing activities for the year ended March 31, 2009 and 2008 was $(18.9) million and $2.5 million, respectively. The decrease in net cash used in financing activities for the year ended March 31, 2009 was primarily due to paydowns of $14.6 million on the Company's debt and $5.6 million in amounts collected and retained by the Lender in excess of the amounts due to the Lender under the $50.0 million Revolving Credit Agreement.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the years ended March 31, 2009 and 2008, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                                              Year ended
                                                                              March 31,
                                                                    -------------------------------
                                                                        2009             2008
                                                                    -------------    --------------

Net operating revenues                                                    100.0%            100.0%
                                                                    -------------    --------------

Operating expenses
     Salaries and benefits                                                 54.1%             57.0%
     Supplies                                                              13.1%             13.6%
     Provision for doubtful accounts                                       10.7%              8.4%
     Other operating expenses                                              17.9%             18.8%
     Loss on sale of accounts receivable                                    0.0%              1.1%
     Depreciation and amortization                                          0.9%              0.9%
                                                                    -------------    --------------
                                                                           96.8%             99.8%
                                                                    -------------    --------------

Operating income                                                            3.2%              0.2%
                                                                    -------------    --------------

Other expense:
     Interest expense, net                                                 (3.2%)            (3.6%)
     Warrant liability expense                                             (0.0%)            (3.1%)
     Change in fair value of warrant liability                              0.0%             (3.9%)
                                                                    -------------    --------------
                                                                           (3.2%)           (10.6%)
                                                                    -------------    --------------

Income (loss) before provision for income
     taxes and minority interest                                            0.0%            (10.4%)
Provision for income taxes                                                 (0.1%)            (0.0%)
Minority interest                                                          (0.3%)            (0.4%)
                                                                    -------------    --------------
Net loss                                                                   (0.4%)           (10.8%)
                                                                    =============    ==============



FISCAL YEAR ENDED MARCH 31, 2009 COMPARED TO FISCAL YEAR ENDED MARCH
31, 2008

         NET OPERATING REVENUES - Net operating revenues for the year ended March 31, 2009 increased 6.9% compared to fiscal year 2008, from $367.7 million to $393.0 million. The increase in net operating revenues relating to one managed care provider, whose contract with the Company expired in fiscal year 2009, increased $3.3 million compared to fiscal year 2008. Also, during the year ended March 31, 2009, based on collection experience, the Company changed from cash basis to accrual basis relating to payments it receives for indigent care under California section 1011. As a result, the Company established a receivable in the amount of $1.4 million as of March 31, 2009 compared to $0 as of March 31, 2008. Net operating revenues for the years ended March 31, 2009 and 2008 included lump sum amendments to the CMAC agreement for $3.7 million and $4.8 million, respectively. Admissions for the year ended March 31, 2009 decreased 4.3% compared to fiscal year 2008. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation. Net operating revenues per admission improved by 11.7% during the year ended March 31, 2009 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2009 and 2008 were $8.2 million and $8.0 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 60.7% and 66.4% of the net operating revenues for the years ended March 31, 2009 and 2008, respectively.

           Uninsured patients, as a percentage of gross charges, increased to 6.0% from 5.4% for the year ended March 31, 2009 compared to the year ended March 31, 2008.

           Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $3.7 million and $4.8 million lump sum payments referred to above during the years ended March 31, 2009 and 2008, respectively, Net Collectible Revenues were $347.1 million (net revenues of $389.3 million less $42.2 million in provision for doubtful accounts) and $331.9 million (net revenues of $362.9 million less $31.0 million in provision for doubtful accounts) for the years ended March 31, 2009 and 2008, respectively, representing an increase of $15.2 million. There was also an increase in Net Collectible Revenues per admission of 9.3% for the year ended March 31, 2009 compared to the year ended March 31, 2008. Obstetrical services represented 56% of the admissions decline. Obstetrical services have lower revenue per case. In addition, the termination of a managed care contract during the year contributed to both lower volume and a reduction in discounts.

         OPERATING EXPENSES - Operating expenses for the year ended March 31, 2009 increased to $380.5 million from $366.9 million, an increase of $13.6 million, or 3.7%, compared to fiscal year 2008. Operating expenses expressed as a percentage of net operating revenues for the years ended March 31, 2009 and 2008 were 96.8% and 99.8%, respectively. On a per admission basis, operating expenses increased 8.4%.

         Salaries and benefits increased $3.1 million (1.5%) for the year ended March 31, 2009 compared to fiscal year 2008, primarily due to wage increases, benefit accruals, and increases in headcount that replaced higher cost contract service providers. This increase also reflects a $2.4 million difference in classification of accounts receivable servicing expense for the year ended March 31, 2008. Under the APA these costs were included in the loss on sale of accounts receivable. Upon reacquisition of the accounts receivable, comparable internal servicing costs are included in salaries and benefits.

         During the year ended March 31, 2009, the Company recorded $2.4 million in other operating expenses relating to the Settlement Agreement effective April 2, 2009 (see "GLOBAL SETTLEMENT AGREEMENT"). Other than the settlement payment noted above, other operating expenses relative to net operating revenues for the year ended March 31, 2009 were substantially unchanged compared to fiscal year 2008.

         The provision for doubtful accounts for year ended March 31, 2009 increased to $42.2 million from $31.0 million, or 36.1%, compared to the same period in fiscal year 2008. The increase in the provision for doubtful accounts for the year ended March 31, 2009 is primarily due to an increase in assignment of non-contracted insurance accounts for legal collection efforts, an increase in uninsured patients, and delays in payments and potential non-payments by managed care companies.

         The loss on sale of accounts receivable for the years ended March 31, 2009 and 2008 was $0 and $4.1 million, respectively. The decrease is due to the Company's termination of the APA on October 11, 2007 and repurchase of previously sold receivables in connection with its refinancing (see "REFINANCING").

         OPERATING INCOME - The operating income for the years ended March 31, 2009 and 2008 was $12.5 million and $785, respectively.

         OTHER EXPENSE - For the year ended March 31, 2009 there was a $14.3 million decrease in the change in fair value of warrant liability compared to fiscal year 2008. For the year ended March 31, 2009 there was an $11.4 million decrease in common stock warrant expense compared to fiscal year 2008. On December 31, 2007, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 250 million to 400 million. Accordingly, effective December 31, 2007, the Company reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

         Interest expense for the year ended March 31, 2009 was $12.4 million compared to $13.2 million for fiscal year 2008, which included $1.4 million in loan origination fee expense associated with the Company's new financing arrangement.

         NET LOSS - Net loss for the year ended March 31, 2009 was $1.5 million compared to a net loss of $39.6 million for fiscal year 2008.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $1,618 and settlement payables of $12 as of March 31, 2009 and 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2008 was a decrease from $22.185 to $20.045. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

         The Hospitals received new provider numbers in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755 in Final Notice of Program Reimbursement settlements during the year ended March 31, 2008. As of March 31, 2009, the Company has reversed all reserves for excess outlier payments. As of March 31, 2008, the Company reserved all reserves for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $1,678. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $0 and $1,690 as of March 31, 2009 and 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $21,859 and $16,175 during the years ended March 31, 2009 and 2008, respectively. The related revenue recorded for the years ended March 31, 2009 and 2008 was $19,660 and $19,375, respectively. As of March 31, 2009 and 2008, estimated DSH receivables were $2,679 and $4,877.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $8.2 and $8.0 million for the years ended March 31, 2009 and 2008, respectively.

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

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before December 31, 2004 and December 31, 2003, respectively. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of the income tax provision.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2009 and 2008, the Company had accrued $8.7 million and $9.9 million, respectively, which is comprised of $4.1 million and $3.0 million, respectively, in incurred and reported claims, along with $4.6 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2009 and 2008, the Company had accrued $711 and $710, respectively, comprised of $202 and $169, respectively, in incurred and reported claims, along with $509 and $541, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at March 31, 2008 was based upon projections . The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2009 and 2008, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at March 31, 2009 and 2008.

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

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The effect of the adoption of SFAS No. 141(R) will depend upon the nature and terms of any future business combinations the Company undertakes.

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

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS No. 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is in the process of evaluating the impact that SFAS No. 160 will have on its consolidated results of operations or financial position.

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

         In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retrospective implementation. Based on preliminary assessment, application is not deemed to have a material impact.

         In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-5 will have on its consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

         As of March 31, 2009 the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements are filed as a part of this report beginning on page F-1:

      ------ -------------------------------------------------------------------
      PAGE   DESCRIPTION
      ------ -------------------------------------------------------------------
      F-1    Report of Independent Registered Public Accounting Firm
      ------ -------------------------------------------------------------------
      F-2    Consolidated Balance Sheets as of March 31, 2009 and 2008
      ------ -------------------------------------------------------------------
      F-3    Consolidated Statements of Operations for the years ended
               March 31, 2009 and 2008
      ------ -------------------------------------------------------------------
      F-4    Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2009 and 2008
      ------ -------------------------------------------------------------------
      F-5    Consolidated Statements of Cash Flows for the years ended
               March 31, 2009 and 2008
      ------ -------------------------------------------------------------------
      F-6    Notes to Consolidated Financial Statements
      ------ -------------------------------------------------------------------
      F-40 Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2009 and 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management of Integrated Healthcare Holdings, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

         Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published consolidated financial statements and safeguarding of the Company's assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.

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

         The Company assessed its internal control system as of March 31, 2009 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of March 31, 2009, its system of internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefitrelationship of possible controls and procedures.

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was based on the framework in Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation by management as of March 31, 2009 concluded that the Company's disclosure controls and procedures are effective as of March 31, 2009.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following table contains certain information concerning our directors and executive officers as of March 31, 2009:

      ---------------------------- ------ --------------------------------------- ----------------------
      NAME                         AGE    POSITION WITH COMPANY                   DATE BECAME DIRECTOR
      ---------------------------- ------ --------------------------------------- ----------------------
      Maurice J. DeWald            69     Chairman of the Board                   August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      Hon. C. Robert Jameson       69     Director                                July 11, 2007
      ---------------------------- ------ --------------------------------------- ----------------------
      Ajay G. Meka, M.D.           58     Director                                September 28, 2006
      ---------------------------- ------ --------------------------------------- ----------------------
      Michael Metzler              63     Director                                September 5, 2007
      ---------------------------- ------ --------------------------------------- ----------------------
      J. Fernando Niebla           69     Director                                August 1, 2005
      ---------------------------- ------ --------------------------------------- ----------------------
      William E. Thomas            60     Director                                September 5, 2007
      ---------------------------- ------ --------------------------------------- ----------------------
      Kenneth K. Westbrook         59     Director, Chief Executive Officer &     December 2, 2008
                                             President
      ---------------------------- ------ --------------------------------------- ----------------------
      Steven R. Blake              57     Chief Financial Officer &
                                             Executive Vice President, Finance
      ---------------------------- ------ --------------------------------------- ----------------------
      Daniel J. Brothman           54     Chief Operating Officer &
                                             Executive Vice President, Operations
      ---------------------------- ------ --------------------------------------- ----------------------

         MAURICE J. DEWALD has served as a member of the Board of Directors of the Company since August 1, 2005 and has served as Chairman of the Board of Directors since October 7, 2008. Mr. DeWald sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is a director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc., NNN Healthcare/Office REIT, Inc., and FileScan, Inc., and is a former director of Tenet Healthcare Corporation ("Tenet") and Quality Systems, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant.

         HON. C. ROBERT JAMESON has been a director of the Company since July 11, 2007. Judge Jameson is a retired Orange County Superior judge now affiliated with Judicate West, a provider of alternative dispute resolution, handling complex alternative dispute resolution matters. Before leaving the bench, he was Presiding Judge of the Orange County Superior Court Appellate Division. Judge Jameson obtained his B.A. degree in Political Science from the University of California, Davis in 1963 and his Juris Doctor degree at the University of California, Hastings College of the Law in 1966. He served as a judge from 1984-2005 and also was President of the Banyard Inn of Court and an Adjunct Professor of Law at Whittier Law School during his tenure. Judge Jameson was awarded "Judge of the Year" nine times over the course of his career by organizations such as: the Orange County Bar Association Business Litigation section, Orange County Trial Lawyers, the American Board of Trial Advocates and the Consumer Attorneys of California.

         AJAY G. MEKA, M.D has served as a member of the Board of Directors of the Company since September 28, 2006. Dr. Meka has been a licensed physician in California for the past 23 years. He is a board certified physician practicing in Orange County, California. Dr. Meka received his medical degree from Guntur Medical College in Gunter, India. He performed his postgraduate training at Brooklyn Jewish Hospital and Coney Island Hospital, both in Brooklyn, New York.

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

         KENNETH K. WESTBROOK has served as President and Chief Executive Officer of the Company since December 2, 2008. He is a highly experienced healthcare executive with unique operational responsibilities for the four hospitals that comprise the Company; first as the Senior Vice President for Operations for OrNda HealthCorp (1996) and then as Senior Vice President of Operations for Tenet (1997 through 2004). Mr. Westbrook sold the four hospitals that created the Company as he left Tenet. During the years at OrNda and Tenet, Mr. Westbrook also had the experience of acting as each of the four hospitals' interim CEO when vacancies occurred. Prior to OrNda, Mr. Westbrook was the Chief Operating Officer for Hospital Corporation of America's Pacific Division and was previously a hospital CEO at several Southern California hospitals. He has graduate and undergraduate degrees in business from the University of Redlands and is currently a member of several healthcare professional associations.

         STEVEN R. BLAKE has served as Chief Financial Officer of the Company since July 1, 2005 and Executive Vice President, Finance since March 21, 2008. He is a California licensed Certified Public Accountant. Mr. Blake came to the Company with over 20 years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet, a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake's strong hospital financial background combined with his knowledge of public company requirements made him a strong addition to the Company's corporate team.

         DANIEL J. BROTHMAN has served as Chief Operating Officer & Executive Vice President, Operations since May 6, 2008 and as Chief Executive Officer of Western Medical Center - Santa Ana since March 8, 2005. Mr. Brothman also served as Senior Vice President, Operations of the Company from March 8, 2005 to May 6, 2008. Mr. Brothman is an experienced single and multi-hospital operations executive. Since 1999, prior to the acquisition of the Hospitals by the Company he helped build the Western Medical Center in Santa Ana for Tenet. Mr. Brothman also ran Columbia Healthcare's Utah Division from 1996 to 1998. Mr. Brothman has in excess of 30 years experience in hospital administration. Mr. Brothman earned his Bachelor of Arts degree from Washington University at St. Louis and his Master's in Health Care Administration from the University of Colorado at Denver.

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

         Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2009, all such forms were filed in a timely fashion.

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

AUDIT COMMITTEE

        The Audit Committee of the Board of Directors was formed in August 2005 and consists of three of our independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005, and Michael Metzler, who joined the Board of Directors in September 2007. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent auditors. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. Of the ten audit committee meetings held during the year ended March 31, 2009, Messrs DeWald, Niebla, and Metzler attended 10, 8, and 10 meetings, respectively. The Audit Committee Charter was filed previously as APPENDIX A to the Company's Proxy Statement dated November 14, 2006.

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

         Our independent registered public accounting firm also provided to the Audit Committee the written disclosures required by Rule 3520 of the Public Company Accounting Oversight Board (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent registered public accounting firm that firm's independence as well as internal quality control procedures.

         Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009 for filing with the Securities and Exchange Commission. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla.

ITEM 11. EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Mr. J. Fernando Niebla, chair, and Mr. William E. Thomas. In our fiscal year ended March 31, 2009, the Compensation Committee held three meetings. The
Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table.

         The following table sets forth summary information regarding compensation to (i) our Chief Executive Officer during the fiscal year ended March 31, 2009; (ii) our two other most highly compensated executive officers employed by us as of March 31, 2009 whose salary and bonus for the fiscal year ended March 31, 2009 was in excess of $100,000 for their services rendered in all capacities to us; and (iii) one additional individual for whom disclosure would be required to be provided but for the fact that the individual was not serving as an executive officer at March 31, 2009. The listed individuals are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

                                                                                   Option     All other
Name and                                                  Salary       Bonus       awards    compensation      Total
Principal Position                              Year        ($)          ($)        ($)(5)       ($)            ($)
--------------------------------------        -------    ---------   ---------   ---------  ------------    -----------

Kenneth K. Westbrook                            2009      144,231           -       2,850         6,000        153,081
Principal Executive Officer (1)                 2008            -           -           -             -

Steven R. Blake                                 2009      422,000           -       5,600        15,476        443,076
Principal Financial Officer &                   2008      350,000      46,375           -        46,206        442,581
Executive Vice President, Finance (2)

Daniel J. Brothman                              2009      422,000           -           -        18,750        440,750
Chief Operating Officer (3)                     2008      377,692      46,375      21,000        19,248        464,315

Bruce Mogel                                     2009      529,038           -           -       102,314        631,352
President & Chief Executive Officer             2008      438,154      70,000           -        67,578        575,732



(1) Salary commenced on December 1, 2008. All other compensation for 2009 consists of auto allowance of $6,000.
(2) All other compensation for 2009 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan. All other compensation for 2008 includes auto allowance of $12,000, MTO pay out of $25,375 for accrued and untaken vacation hours and the balance is Company contribution to the 401(k) plan.
(3) All other compensation for 2009 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan. All other compensation for 2008 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.
(4) Salary for 2009 consists of $403,846 pre-severance and $125,192 post-severance payments. All other compensation for 2009 includes auto allowance of $26,000, a MTO pay out of $74,590 for accrued and untaken vacation hours and the balance is Company contribution to the 401(k) plan. All other compensation for 2008 includes auto allowance of $16,000, Manager's Time Off (MTO) pay out of $40,385 for accrued and untaken vacation hours and the balance is Company contribution to the 401(k) plan.
(5) Values in this column represent the amounts expensed by the Company in 2009 for portions of awards granted. These amounts do not represent the intrinsic or market value of the awards on the date of grant, at year end or at present. For grant date values of all outstanding options at March 31, 2009, please see table entitled "Outstanding Equity Awards at Fiscal Year-End."

         The following table sets forth summary information regarding stock options the Company has granted to the Named Executive Officers as of March 31, 2009 under the Company's 2006 Stock Incentive Plan.

OUTSTANDING STOCK OPTIONS AWARDS AT FISCAL YEAR-END
                                                                           Equity
                                                                          incentive
                                                                         plan awards:
                                          Number of       Number of       Number of
                                          securities      securities      securities
                                          underlying      underlying      underlying       Option                      Grant date
                                          unexercised     unexercised     unexercised     exercise      Option         fair value
                            Grant          options          options         unearned       price      expiration        per share
Name                        date          exercisable    unexercisable       options        ($)          date              ($)
-------------------- ------------------- -------------- ---------------  --------------  ----------- ----------------- ------------

Kenneth K. Westbrook (1) December 2, 2008    833,334      1,166,666         1,166,666        0.01    December 2, 2015     0.00
Steven R. Blake (2)      August 6, 2007      175,000        125,000           125,000        0.26    August 6, 2014       0.03
Daniel J. Brothman (3)   August 6, 2007    1,000,000              -                 -        0.26    August 6, 2014       0.02

(1) 1/3 of the shares vested on the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company beginning on March 31, 2009.

(2) 1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary.

(3) Vesting retroactively commenced on March 8, 2005, all options were fully vested as of March 31, 2008.


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

         On November 4, 2008, the Company entered into a Resignation Agreement and General Release ("Resignation Agreement") with Bruce Mogel, President and Chief Executive Officer of the Company. Under the Resignation Agreement: (i) Mr. Mogel served as President and Chief Executive Officer of the Company through December 31, 2008, at which time he resigned those positions (the "Resignation Date"); (ii) after December 31, 2008, Mr. Mogel provided consulting services to the Company for 4 months after the Resignation Date (the "Consulting Period");
(iii) during the Consulting Period, Mr. Mogel will receive a monthly salary equal to the monthly salary he received immediately prior to the Resignation Date; (iv) for 8 months after the conclusion of the Consulting Period, Mr. Mogel will receive payments of $43,750 per month (less deductions required by law), the sum of which will equal 8 months' salary; (v) the Agreement contains other benefits, including without limitation, medical and dental coverage for Mr. Mogel; (vi) Mr. Mogel's employment agreement with the Company was terminated as of the Resignation Date; (vii) Mr. Mogel resigned from the Boards of Directors of the Company and its subsidiaries effective November 4, 2008; and (viii) Mr. Mogel agreed to release and discharge the Company from claims related to his employment with the Company, among other provisions customary to such agreements. Under the Resignation Agreement, consideration is currently valued at approximately $545.2.

         On December 31, 2007, the Company entered into a Severance Agreement With Mutual Releases ("Severance Agreement") and a Consulting Agreement with Larry B. Anderson. Under the Severance Agreement, Mr. Anderson terminated his employment as President of the Company by mutual agreement, effective December 31, 2007. Under the Severance Agreement, Mr. Anderson could have received consideration initially valued at approximately $480,000. Under the Severance Agreement, Mr. Anderson was to receive compensation equivalent to fourteen equal monthly installments. The amount of each monthly installment was to be the sum of Mr. Anderson's base monthly salary, net of required deductions, plus the monthly value of his health and dental insurance, plus the monthly value of his automobile allowance. The schedule of payments is as follows: (i) one lump sum upfront payment equivalent to eight monthly installments, and (ii) the remaining six equal installments was to be paid to him on or before the first business day of each month, commencing on September 1, 2008. The lump sum payment was made to Mr. Anderson, but the remaining six equal installments have not been made due to Mr. Anderson's breach of the Severance Agreement (see "Item 3. LEGAL PROCEEDINGS"). In addition, the Company paid a year end (December 31, 2007) bonus of $30,000 to Mr. Anderson. The Severance Agreement also includes mutual releases, specific waivers and releases, nondisclosure of confidential information, return of property, future cooperation, non disparagement, and general provisions customary in such agreements. Under the terms of the Consulting Agreement, which was effective from January 1, 2008 through June 30, 2008, the Company was to pay Mr. Anderson $180,000 consisting of one upfront payment of $60,000 and four equal monthly installments of $30,000 each, commencing April 1, 2008, with the last payment due on July 1, 2008. The upfront payment of $60,000 was paid to Mr. Anderson, but further payments have not been made due to Mr. Anderson's breach of the Settlement Agreement (see "Item 3. LEGAL PROCEEDINGS"). As additional compensation for special projects, such as his services relating to the then-proposed acquisition of a specifically identified hospital by the Company, Mr. Anderson would be entitled to receive 0.5% of the total value of the purchase, minus $30,000, or an estimated $310,000 if the acquisition was consummated at the then-proposed price. Such acquisition was not consummated by the Company and therefore the estimated $310,000 is not due or payable. The Consulting Agreement contains other provisions customary to such agreements.

         Pension benefits and Nonqualified Deferred Compensation tables are not included as there are no items to report.

POTENTIAL PAYMENTS UPON TERMINATION

         Each of the Company's Named Executive Officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. Unless otherwise note, each Named Executive Officer would be entitled to twelve months salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

         The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2009 (March 31, 2009), and the price per share of the Company's common stock is the closing price on the OTCBB as of that date ($0.02). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the Named Executive Officers as of year end, if they resigned for cause is as follows.

PAYMENTS DUE UPON TERMINATION

        Name
         and                                Employee
      Principal                              Health           Car          Other
       Position              Salary         Insurance      Allowance      Benefits        Total
       --------             ---------       ---------      ---------      --------        -----

Kenneth K. Westbrook        $ 500,000       $  3,631      $  18,000           -        $ 521,631
Chief Executive Officer(1)

Steven R. Blake             $ 422,000       $  9,657      $  12,000           -        $ 443,657
Chief Financial Officer &
Executive Vice President,
Finance(1)

Daniel J. Brothman          $ 422,000       $  4,397      $  12,000           -        $ 438,397
Senior Vice President,
Operations(1)

(1) Represents payments for 12 months per employment agreement.



                                       COMPENSATION OF DIRECTORS

         The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2009.

DIRECTOR COMPENSATION

                              Fees earned          Stock
                            or paid in cash        options          Total
Name                              ($)               ($)              ($)
------------------------   -----------------   ---------------   -------------

Maurice J. DeWald              45,000              3,067            48,067
Hon. C. Robert Jameson         67,500              4,133            71,633
Ajay G. Meka, M.D.             28,750              3,200            31,950
Michael Metzler                56,970              4,133            61,103
J. Fernando Niebla             47,500              3,067            50,567
William E. Thomas              38,500              4,133            42,633


Our current compensation and reimbursement policy for Directors is as follows:

         i. Cash - Each non-employee Director receives an annual fee of $30,000 and an attendance fee of $1,500 for each Board meeting attended, and a separate $1,000 fee for each committee meeting attended. Committee Chairmen receive an additional annual retainer of $5,000. The above fees were received in cash by the named Directors during the year ended March 31, 2009.
         ii. Stock - Options were granted to Directors during the year ended March 31, 2008. Values for stock options represent the amounts expensed by the Company in 2009. These amounts do not represent the intrinsic or market value of the awards on the date of grant, at year end or at present.
         iii. Travel Reimbursement - All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other Company activities are reimbursed by the Company.

         Employee directors receive no compensation for Board service and the Company does not provide any retirement benefits to non-employee directors. Director Westbrook is not included above as all compensation paid to him is included in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         For a discussion of securities authorized for issuance under equity compensation plans, please refer to Item 5 above.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of June 15, 2009, unless otherwise noted, by:

            o each shareholder known to us to own beneficially more than 5% of our common stock;
            o each of our directors and each of our executive officers at March 31, 2009; and
            o all of our current directors and executive officers as a group.

         Except as otherwise noted below, the address of each person or entity listed on the table is 1301 North Tustin Avenue, Santa Ana, California 92705. The address of Dr. Kali Chaudhuri and William E. Thomas is 6800 Indiana Avenue, Suite 130, Riverside, CA 92506. The address of Dr. Anil V. Shah and Orange County Physicians Investment Network, LLC is 2621 Bristol Street, Suite 108, Santa Ana, CA 92704. The address for Healthcare Financial Management & Acquisitions, Inc. and Medical Provider Financial Corporation III is c/o Medical Capital Corporation, 15101 Red Hill Avenue, Tustin, CA 92780.

                                                           Beneficial            Percentage
Name                                                      ownership (1)         of total (2)
-------------------------------------------------------------------------------------------
Directors and Executive Officers
      Maurice J. DeWald                                    350,000 (3)                   *
      Hon. C. Robert Jameson                               116,666 (4)                   *
      Ajay G. Meka, M.D.                                   233,333 (5)                   *
      Michael Metzler                                      116,666 (6)                   *
      J. Fernando Niebla                                   350,000 (7)                   *
      William E. Thomas                                  9,865,164 (8)                5.0%
      Kenneth K. Westbrook                               1,000,000 (9)                   *
      Steven R. Blake                                      200,000 (10)                  *
      Daniel J. Brothman                                 1,000,000 (11)                  *
-------------------------------------------------------------------------------------------

All current directors and
  executive officers as a group (9 persons)             13,231,829                    6.8%

PRINCIPAL SHAREHOLDERS (other than
   those named above)
Orange County Physicians Investment Network, LLC        73,798,430 (12)              37.8%
Kali Chaudhuri, M.D.                                   182,858,316 (13)              65.3%
Anil V. Shah, M.D.                                      14,700,000 (14)               7.0%
Healthcare Financial Management
   & Acquisitions,Inc.                                 179,692,444 (15)              47.9%
Medical Provider Financial
   Corporation III                                      28,420,324 (16)              12.7%

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible instruments that are exercisable or convertible currently or within 60 days of June 15, 2009 are deemed outstanding for computing the percentage of the person holding such option, warrant or convertible instrument, but are not deemed outstanding for computing the percentage of any other person. Except as reflected in the footnotes or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Percentages are based on 195,307,262 shares of Common Stock outstanding as of June 15, 2009, which does not include up to 15,866,271 shares of Common Stock which may be issued under the Company's 2006 Stock Incentive Plan.

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

(7) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(8) Consists of 9,748,498 issued and outstanding shares and a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(9) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(10) Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(11) Consists of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 16, 2008 pursuant to the Company's 2006 Stock Incentive Plan.

(12) Consists of 59,098,430 issued and outstanding shares plus 14,700,000 shares which may be acquired upon exercise of a stock purchase right.

(13) Consists of 98,001,334 issued and outstanding shares plus 84,856,982 shares which may be acquired upon exercise of a warrant and stock purchase right.

(14) Consists of 14,700,000 shares which may be acquired upon exercise of a stock purchase right.

(15) Healthcare Financial Management & Acquisitions, Inc., which is affiliated with the Company's principal lender, Medical Capital Corporation, holds two warrants to acquire 31.09% and 4.95% of the outstanding shares of Common Stock of the Company.

(16) Medical Provider Financial Corporation III, which is affiliated with the Company's principal lender, Medical Capital Corporation, holds a convertible term note with a principal balance of $6.0 million convertible into Common Stock of the Company at the rate of $0.21 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

         GLOBAL SETTLEMENT AGREEMENT - Effective April 2, 2009, the Company, Dr. Shah, OC-PIN, Mr. Mogel, PCHI, West Coast, Dr. Chaudhuri, Ganesha, Mr. Thomas, and the Lender entered into a Settlement Agreement, General Release and Covenant Not to Sue ("Global Settlement Agreement") in connection with the settlement of pending and threatened litigation, arbitration, appellate, and other legal proceedings (the "Actions") among the various parties. Pursuant to the Global Settlement Agreement, the Company agreed to pay to OC-PIN and Dr. Shah a total sum of $2.4 million in two installments consisting of $1.6 million at closing and $750,000, together with interest thereon at 8%, payable on September 25, 2009 (the "Second Payment $750,000"). The Company also agreed to pay the sum of $15,000 as satisfaction of Dr. Shah's individual claims. Additionally, the Company and Mr. Mogel agreed to stipulate to the release and return of a $50,000 bond which was posted in connection with a shareholder derivative suit filed by OC-PIN against both Mr. Mogel and the Company. All amounts payable by the Company under the Global Settlement Agreement, totaling $2.4 million, are accrued at March 31, 2009.

         In addition, Dr. Shah covenanted and agreed, that for a period of 2 years after the Closing, he will not accept any nomination, appointment or will not serve in the capacity as a director, officer, or employee of the Company, so long as the Company keeps the PCHI and Chapman Medical Center leases current by making payments within 45 days of when payments are due.

         Also pursuant to the Global Settlement Agreement, Dr. Shah and OC-PIN covenant not to sue or to assist anyone else in suing, directly or derivatively on behalf of the Company, Dr. Chaudhuri or the Lender, and Dr. Chaudhuri and the Lender covenant not to sue or to assist anyone else in suing, directly or derivatively on behalf of the Company, Dr. Shah and OC-PIN. Dr. Shah and OC-PIN also agreed to sign and deliver dismissals with prejudice of all Dr. Shah and OC-PIN's claims in the Actions, and the Company, PCHI, and Dr. Chaudhuri agreed to sign and deliver dismissals with prejudice of all of the Company, PCHI and Dr. Chaudhuri claims against Dr. Shah and/or OC-PIN in the Actions. Furthermore, all of the parties agreed to general releases discharging each and all of the other parties from, among other things, any and all rights, suits, claims or actions arising out of or otherwise related to the Actions.

         Pursuant to the Global Settlement Agreement, the Company agreed to amend its Bylaws to provide (i) that the number of members of the Company's Board of Directors shall be fixed at 7 and (ii) that, effective immediately after the Company's 2009 Annual Meeting of Shareholders, a shareholder who owns 15% or more of the voting stock of the Company is entitled to call one special shareholders meeting per year. The Company also agreed to appoint an OC-PIN representative to fill the seat to be vacated by Ken Westbrook, effective April 2, 2009, until the September 2009 annual meeting of shareholders. As of June 15, 2009, Mr. Westbrook is still a Director since OC-PIN's representative has not been duly appointed by OC-PIN (see "First Meka Complaint" below).

         Also pursuant to the Global Settlement Agreement, the Company entered into Stock Purchase Agreements (the "2009 Stock Purchase Agreements") with Dr. Shah, Dr. Chaudhuri and OC-PIN respectively. Pursuant to these 2009 Stock Purchase Agreements, Dr. Shah and OC-PIN will receive an aggregate of 14.7 million shares of the Company's common stock each and Dr. Chaudhuri will receive an aggregate of 30.6 million shares of the Company's common stock, for a price of $0.03 per share (the "2009 Stock Purchase Shares"). The purchase and sale of the Company's common stock under these agreements is still pending (see "First Meka Complaint" below).

         Pursuant to the Global Settlement Agreement, if either OC-PIN or Dr. Shah chooses not to purchase all of their respective 2009 Stock Purchase Shares, those 2009 Stock Purchase Shares which either party elects not to purchase may be purchased by the other party. In the event that OC-PIN and Dr. Shah purchase, in the aggregate, fewer 2009 Stock Purchase Shares than the maximum they were entitled to purchase under the terms of their 2009 Stock Purchase Agreements, Dr. Chaudhuri agreed that the number of 2009 Stock Purchase Shares that he is entitled to purchase under his 2009 Stock Purchase Agreement shall be automatically reduced to an amount which is 51% of the aggregate number of 2009 Stock Purchase Shares which Dr. Chaudhuri, OC-PIN and Dr. Shah actually purchase under their 2009 Stock Purchase Agreements. OC-PIN and Dr. Shah also agreed to provide notice to the Company and Dr. Chaudhuri regarding their choice to use as a credit all or a portion of the Second Payment $750,000, and any interest accrued thereon, toward OC-PIN and Dr. Shah's payment to IHHI for their respective Stock Purchase Shares. IHHI also agreed that IHHI will use the net proceeds of the sale of the Stock Purchase Shares to pay down the principal balance of the Company's $10.7 million Convertible Term Note held by the Lender, and the Lender agreed to advance to the Company additional funds equal to such amount by which the $10.7 million Convertible Term Note is paid down. If necessary, the Company agreed to use these additional funds to bring current the PCHI and Chapman Medical Center leases (see "First Meka Complaint" below).

         In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to Credit Agreement ("Credit Amendment"). The Lender agreed to reduce the interest rate on the $45.0 million Term Note to simple interest of 10.25% (the "Debt Service Reduction") and to maintain such interest rate up to and including the maturity date of the Term Note, or any extension thereof, as defined in the $80 million credit agreement, under which the $45.0 million Term Note was issued (the "Debt Service Reduction Period"). The Credit Amendment also provided for an optional one year extension of the maturity date of the $45.0 million Term Note and the $35.0 million Non-Revolving Line of Credit Note to October 8, 2011, provided that the Company pay in full the unpaid principal balance due under the $10.7 million Convertible Term Loan no later than January 30, 2010.

         In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to the $50.0 million Revolving Credit Agreement which provides an optional one year extension of the maturity date to October 8, 2011, provided that the Company pay in full the unpaid principal balance due under the $10.7 million Convertible Term Loan no later than January 30, 2010.

         On April 2, 2009, the Company, OC-PIN, PCHI, West Coast, Ganesha, and the Lender (the "Acknowledgement Parties") entered into the Acknowledgement, Waiver and Consent and Amendment to Credit Agreements (the "Acknowledgement"). The Acknowledgement Parties agreed that if and to the extent that the agreements, transactions and events contemplated in the Global Settlement Agreement constitute, may constitute or will constitute a change of control, default, event of default or other breach or default under the New Credit Facilities, or any documents related to the New Credit Facilities, each Acknowledgement Party waives and consents to the waiver of such event, breach or default.

         Pursuant to the Global Settlement Agreement, the Company and PCHI entered into the Amendment to Amended and Restated Triple Net Hospital Building Lease (the "2009 Lease Amendment"), whereby PCHI agreed to reduce the rent paid by the Company under the Amended Lease by an amount equal to the Debt Service Reduction (i.e., the difference between 14% and 10.25%) during the Debt Service Reduction Period. The Company also agreed, pursuant to the Global Settlement Agreement, to bring the PCHI lease and the Chapman Medical Center leases current and to pay all arrearages due under the PCHI lease and the Chapman Medical Center leases.

         On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's remaining obligations under the Global Settlement Agreement until the resolution of the Amended Meka Complaint and related actions.

         On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). It appears that the relief sought against the Company in the Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

         On April 14, 2009, the Company issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender. The Lender has not returned the amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ($12.7 million as of June 15, 2009) and is not advancing any funds to the Company under the $50 million Revolving Credit Agreement. As a result, the Company relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

         On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20,000 per month, plus reimbursement of out-of-pocket costs. The agreement does not have a termination date and either party can terminate the agreement at any time. During the year ended March 31, 2009, the Company incurred expenses under the agreement of $120,000.

         During the years ended March 31, 2009 and 2008, the Company paid $6.2 million and $5.1 million, respectively, to a supplier that is also a shareholder of the Company. The Company paid $170 and $114 to a physician investor during the years ended March 31, 2009 and 2008, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO Seidman, LLP, which acted as our independent registered public accounting firm for the years ended March 31, 2009 and 2008, and performed audit services for us during those periods. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the years ended March 31, 2009 and 2008.

                               For the year ended March 31,
                               ----------------------------
                                   2009             2008
                               ------------    ------------
Audit fees (financial)         $  1,100,000    $  1,293,000
Audit related fees                   16,000               -
Tax fees                             50,000               -
All other                                 -               -
                               ------------    ------------

Total fees                     $  1,166,000    $  1,293,000
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

-------------- -----------------------------------------------------------------
Exhibit
Number         Description
------         -----------
-------------- -----------------------------------------------------------------
3.1            Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Registrant's Report on Form 14C
               filed on March 17, 2009).
-------------- -----------------------------------------------------------------
3.2            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.1 to the Registrant's Current Report on Form 8-K filed with the
               Commission on April 7, 2009).
-------------- -----------------------------------------------------------------
4.1            Integrated Healthcare Holdings, Inc. 2006 Stock Incentive Plan
               (incorporated by reference to Appendix B to the Registrant's
               Definitive Proxy Statement on Schedule 14A filed by the
               Registrant on November 14, 2006).
-------------- -----------------------------------------------------------------
4.2            Form of Notice of Stock Option Award and Stock Option Agreement.
               (incorporated herein by reference from Exhibit 4.5 to the
               Registrant's Registration Statement under the Securities and
               Exchange Act of 1933 on Form S-8 filed with the Commission on
               February 2, 2007).
-------------- -----------------------------------------------------------------
10.1           Employment Agreement, dated as of December 1, 2008, by and between the Registrant and Mr. Kenneth K. Westbrook
               (incorporated by reference to Exhibit 99.2 to the Registrant's
               Report on Form 8-K filed on December 4, 2008).
-------------- -----------------------------------------------------------------
10.2           Amendment #2 to Employment Agreement between Integrated
               Healthcare Holdings, Inc. and Steven R. Blake (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K
               filed on April 8, 2008).
-------------- -----------------------------------------------------------------
10.2.1         Amended Employment Agreement between Integrated Healthcare
               Holdings, Inc. and Steven R. Blake(incorporated by reference to
               Exhibit 99.1 to the Registrant's Report on Form 8-K filed on May
               23, 2008).
-------------- -----------------------------------------------------------------
10.3           Amended Employment Agreement between Integrated Healthcare
               Holdings, Inc. and Daniel J. Brothman(incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on
               May 23, 2008).
-------------- -----------------------------------------------------------------
10.4           Employment Agreement between Integrated Healthcare Holdings, Inc.
               and Jeremiah R. Kanaly, dated as of September 10, 2007
               (incorporated by reference to Exhibit 99.1 to the Registrant's
               Report on Form 8-K filed on September 13, 2007).
-------------- -----------------------------------------------------------------
10.5           Amended Employment Agreement of Bruce Mogel, dated as of
               November 15, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on November 19, 2007).
-------------- -----------------------------------------------------------------
10.5.1         Resignation Agreement and General Release, dated as of
               November 4, 2008, by and between the Registrant and Mr. Bruce
               Mogel (incorporated by reference to Exhibit 99.1 to the
               Registrant's Report on Form 8-K filed on November 7, 2008).
-------------- -----------------------------------------------------------------
10.6           Severance Agreement with Mutual Releases of Larry B. Anderson, as of December 31, 2007 (incorporated by reference to Exhibit
               99.1 to the Registrant's Report on Form 8-K filed on January 7,
               2008).
-------------- -----------------------------------------------------------------
10.6.1         Consulting Agreement of Larry B. Anderson, as of December 31,
               2007(incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on January 7, 2008).

-------------- -----------------------------------------------------------------
10.7 Legal representation agreement between Integrated Healthcare Holdings, Inc. and William E. Thomas, Inc. (a Professional Law Corporation) (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on September 26, 2008).
-------------- -----------------------------------------------------------------

10.8 Full and Final Settlement and Mutual Release Agreement, effective as of December 1, 2008, by and between the Registrant and Ajay Meka, M.D. and Salman Naqvi, M.D. (incorporated by reference to
               Exhibit 99.1 to the Registrant's Report on Form 8-K filed on December 4, 2008).
-------------- -----------------------------------------------------------------
10.9 Triple Net Hospital and Medical Office Building Lease dated March 7, 2005, as amended by Amendment No. 1 To Triple Net Hospital and Medical Office Building Lease (incorporated herein by reference from Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2005).
-------------- -----------------------------------------------------------------
10.9.1 Amended and Restated Triple Net Hospital Building Lease (incorporated by reference to Exhibit 99.10 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.9.2 Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of March 27, 2009, by and between Pacific Coast Holdings Investment, LLC, and Integrated Healthcare Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 8-K filed on April 7, 2009).
-------------- -----------------------------------------------------------------
10.10 $80,000,000 Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.10.1 $45,000,000 Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.10.2 $35,000,000 Non-Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.3 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.10.3 Amendment to $80,000,000 Credit Agreement, dated as of April 2, 2009, by and among Integrated Healthcare Holdings, Inc., WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation II (incorporated by reference to Exhibit
               10.6 to the Registrant's Report on Form 8-K filed on April 7,
               2009).
-------------- -----------------------------------------------------------------
10.11 $50,000,000 Revolving Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.11.1 $50,000,000 Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.11.2 Amendment No. 1 to $50,000,000 Revolving Credit Agreement, dated June 10, 2008 (incorporated by reference to Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K filed on July 14,
               2008).
-------------- -----------------------------------------------------------------
10.11.3 Amendment No. 2 to $50,000,000 Revolving Credit Agreement, dated June 20, 2008 (incorporated by reference to Exhibit 10.11.2 to the Registrant's Annual Report on Form 10-K filed on July 14,
               2008).

-------------- -----------------------------------------------------------------
10.11.4 Amendment to $50,000,000 Revolving Credit Agreement, dated as of April 2, 2009, by and among Integrated Healthcare Holdings, Inc., WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation I (incorporated by reference to Exhibit
               10.5 to the Registrant's Report on Form 8-K filed on April 7,
               2009).
-------------- -----------------------------------------------------------------
10.12 $10,700,000 Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.6 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.12.1 $10,700,000 Convertible Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.7 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.13 4.95% Common Stock Warrant, dated October 9, 2007 (incorporated by reference to Exhibit 99.8 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.13.1 Amendment No. 1 to Common Stock Warrant, dated effective as of July 18, 2008 (4.95% Warrant), between the Company and Healthcare Financial Management & Acquisitions, Inc. (incorporated by reference to Exhibit 10.2.1 to the Registrant's Report on Form 8-K filed on July 21, 2008).
-------------- -----------------------------------------------------------------
10.14 31.09% Common Stock Warrant, dated December 12, 2005 (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K filed on December 20, 2005).
-------------- -----------------------------------------------------------------
10.14.1 Amendment No. 1 to 31.09% Common Stock Warrant, dated April 26, 2006 (incorporated by reference to Exhibit 10.16.1 to the Registrant's Annual Report on Form 10-K filed on July 14, 2008).
-------------- -----------------------------------------------------------------
10.14.2 Amendment No. 2 to 31.09% Common Stock Warrant, dated October 9, 2007 (incorporated by reference to Exhibit 99.9 to the Registrant's Report on Form 8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.14.3 Amendment No. 3 to Common Stock Warrant, dated effective as of July 18, 2008 (31.09% Warrant), between the Company and Healthcare Financial Management & Acquisitions, Inc. (incorporated by reference to Exhibit 10.2.2 to the Registrant's Report on Form 8-K filed on July 21, 2008).
-------------- -----------------------------------------------------------------
10.15 Settlement Agreement and Mutual Release (incorporated by reference to Exhibit 99.11 to the Registrant's Report on Form
               8-K filed on October 15, 2007).
-------------- -----------------------------------------------------------------
10.16 Securities Purchase Agreement, dated effective as of July 18, 2008, among the Company, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on July 21, 2008).
-------------- -----------------------------------------------------------------
10.16.1 Amendment No. 1 to Securities Purchase Agreement, dated as of January 30, 2009, among the Company, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on February 2, 2009).
-------------- -----------------------------------------------------------------
10.16.2 Amendment No. 2 to Securities Purchase Agreement, dated as of March 6, 2009, among the Company, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on March 10, 2009).
-------------- -----------------------------------------------------------------
10.17 Early Loan Payoff Agreement, dated effective as of July 18, 2008, among the Company; WMC-SA, Inc.; WMC-A, Chapman Medical Center, Inc.; Coastal Communities Hospital, Inc.; Medical Provider Financial Corporation I; Medical Provider Financial Corporation II, Medical Provider Financial Corporation III; and Healthcare Financial Management & Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on July 21, 2008).

-------------- -----------------------------------------------------------------
10.17.1 Amendment No. 1 to Early Loan Payoff Agreement, dated as of January 30, 2009, among the Company; WMC-SA, Inc.; WMC-A, Chapman Medical Center, Inc.; Coastal Communities Hospital, Inc.; Medical Provider Financial Corporation I; Medical Provider Financial Corporation II, Medical Provider Financial Corporation III; and Healthcare Financial Management & Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on February 2, 2009).
-------------- -----------------------------------------------------------------
10.18 Settlement Agreement, General Release and Covenant Not to Sue, dated March 25, 2009, by and among the Registrant, Anil V. Shah, M.D., Orange County Physicians Investment Network, LLC, Bruce Mogel, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Dr. Kali P. Chaudhuri, Ganesha Realty, LLC, William E. Thomas, Medical Capital Corporation, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II and Medical Provider Financial Corporation III (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on April 7, 2009).
-------------- -----------------------------------------------------------------
10.19 Stock Purchase Agreement, dated as of April 2, 2009, by and between Integrated Healthcare Holdings, Inc. and Dr. Kali P. Chaudhuri (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on April 7, 2009).
-------------- -----------------------------------------------------------------
10.20 Stock Purchase Agreement, dated as of April 2, 2009, by and between Integrated Healthcare Holdings, Inc. and Dr. Anil V. Shah (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on April 7, 2009).
-------------- -----------------------------------------------------------------
10.21 Stock Purchase Agreement, dated as of April 2, 2009, by and between Integrated Healthcare Holdings, Inc. and Orange County Physicians Investment Network, LLC (incorporated by reference to
               Exhibit 10.4 to the Registrant's Report on Form 8-K filed on April 7, 2009).
-------------- -----------------------------------------------------------------
10.22 Acknowledgement, Waiver and Consent and Amendment to Credit Agreements, dated as of April 2, 2009, by and among Integrated Healthcare Holdings, Inc., Anil V. Shah, M.D., Orange County Physicians Investment Network, LLC, Bruce Mogel, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Dr. Kali P. Chaudhuri, Ganesha Realty, LLC, William E. Thomas, Medical Capital Corporation, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II and Medical Provider Financial Corporation III (incorporated by reference to Exhibit
               10.7 to the Registrant's Report on Form 8-K filed on April 7,
               2009).
-------------- -----------------------------------------------------------------
21.1 The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.
-------------- -----------------------------------------------------------------
23.1           Consent of BDO Seidman, LLP *
-------------- -----------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
-------------- -----------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: June 26, 2009               /s/ Kenneth K. Westbrook
                                   ----------------------------------------
                                   Kenneth K. Westbrook
                                   Chief Executive Officer & President
                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 26, 2009               /s/ Kenneth K. Westbrook
                                   ----------------------------------------
                                   Kenneth K. Westbrook
                                   Chief Executive Officer, President & Director
                                   (Principal Executive Officer)


Dated: June 26, 2009               /s/ Steven R. Blake
                                   ----------------------------------------
                                   Steven R. Blake
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated: June 26, 2009               /s/ Jeremiah R. Kanaly
                                   ----------------------------------------
                                   Jeremiah R. Kanaly
                                   Chief Accounting Officer and Treasurer
                                   (Principal Accounting Officer)


Dated: June 26, 2009               /s/ Maurice J. DeWald
                                   ----------------------------------------
                                   Maurice J. DeWald
                                   Chairman of the Board of Directors


Dated: June 26, 2009               /s/ Hon. C. Robert Jameson
                                   ----------------------------------------
                                   Hon. C. Robert Jameson
                                   Director


Dated: June 26, 2009               /s/ Ajay Meka, M.D.
                                   ----------------------------------------
                                   Ajay Meka, M.D
                                   Director


Dated: June 26, 2009               /s/ Michael Metzler
                                   ----------------------------------------
                                   Michael Metzler
                                   Director


Dated: June 26, 2009               /s/ J. Fernando Niebla
                                   ----------------------------------------
                                   J. Fernando Niebla
                                   Director


Dated: June 26, 2009               /s/ William E. Thomas
                                   ----------------------------------------
                                   William E. Thomas
                                   Director

        Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Integrated Healthcare Holdings, Inc.
Santa Ana, California


We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. ("Company") as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed as Schedule II in the accompanying index (Item 8). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Healthcare Holdings, Inc. at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficit and has a net stockholder's deficiency at March 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ BDO Seidman, LLP
Costa Mesa, CA
June 26, 2009

                                 INTEGRATED HEALTHCARE HOLDINGS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                 (amounts in 000's, except par value)

                                                                             March 31,      March 31,
                                                                               2009           2008
                                                                             ---------      ---------

                                                ASSETS
Current assets:
     Cash and cash equivalents                                               $   3,514      $   3,141
     Restricted cash                                                                18             20
     Accounts receivable, net of allowance for doubtful
         accounts of $17,377 and $14,383, respectively                          55,876         57,482
     Inventories of supplies, at cost                                            5,742          5,853
     Due from governmental payers                                                4,297          4,877
     Due from lender                                                             5,576             --
     Prepaid insurance                                                             339            721
     Other prepaid expenses and current assets                                   5,097          5,811
                                                                             ---------      ---------
                     Total current assets                                       80,459         77,905

Property and equipment, net                                                     55,414         56,917
Debt issuance costs, net                                                           123            759
                                                                             ---------      ---------
                     Total assets                                            $ 135,996      $ 135,581
                                                                             =========      =========

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Debt                                                                    $  80,968      $  95,579
     Accounts payable                                                           59,265         46,681
     Accrued compensation and benefits                                          16,809         14,701
     Due to governmental payers                                                     --          1,690
     Accrued insurance retentions                                               11,212         12,332
     Other current liabilities                                                   6,265          5,781
                                                                             ---------      ---------
                     Total current liabilities                                 174,519        176,764

Capital lease obligations, net of current portion
     of $835 and $406, respectively                                              6,703          6,375
Minority interest in variable interest entity                                       --          1,150
                                                                             ---------      ---------
                     Total liabilities                                         181,222        184,289
                                                                             ---------      ---------

Commitments, and contingencies and subsequent events

Stockholders' deficiency:
     Common stock, $0.001 par value; 400,000 shares authorized;
         195,307 and 137,096 shares issued and outstanding, respectively           195            137
     Additional paid in capital                                                 61,080         56,148
     Accumulated deficit                                                      (106,501)      (104,993)
                                                                             ---------      ---------
                     Total stockholders' deficiency                            (45,226)       (48,708)
                                                                             ---------      ---------
                     Total liabilities and stockholders' deficiency          $ 135,996      $ 135,581
                                                                             =========      =========



       The accompanying notes are an integral part of these consolidated financial statements.





                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in 000's, except per share amounts)

                                                     For the years ended March 31,
                                                      --------------------------
                                                        2009            2008
                                                      ---------       ---------


Net operating revenues                                $ 393,015       $ 367,721
                                                      ---------       ---------

Operating expenses:
       Salaries and benefits                            212,764         209,680
       Supplies                                          51,431          50,126
       Provision for doubtful accounts                   42,241          30,958
       Other operating expenses                          70,495          68,959
       Loss on sale of accounts receivable                   --           4,079
       Depreciation and amortization                      3,593           3,134
                                                      ---------       ---------
                                                        380,524         366,936
                                                      ---------       ---------

Operating income                                         12,491             785
                                                      ---------       ---------

Other expense:
       Interest expense, net                            (12,437)        (13,209)
       Warrant expense                                      (22)        (11,404)
       Change in fair value of derivative                    --         (14,273)
                                                      ---------       ---------
                                                        (12,459)        (38,886)
                                                      ---------       ---------

Income (loss) before provision for income
   taxes and minority interest                               32         (38,101)
       Provision for income taxes                          (290)            (28)
       Minority interest (Note 11)                       (1,250)         (1,474)
                                                      ---------       ---------

Net loss                                              $  (1,508)      $ (39,603)
                                                      =========       =========

Per Share Data:
      Loss per common share
       Basic                                          ($   0.01)      ($   0.30)
       Diluted                                        ($   0.01)      ($   0.30)
      Weighted average shares outstanding
       Basic                                            160,183         131,869
       Diluted                                          160,183         131,869


The accompanying notes are an integral part of these consolidated financial statements.





                                   INTEGRATED HEALTHCARE HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (amounts in 000's)

                                                                  Additional
                                             Common Stock           Paid-in    Accumulated
                                        Shares         Amount       Capital      Deficit         Total
                                      -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2007                   116,304   $       116   $    25,589   $   (65,390)   $   (39,685)

Exercise of warrants                       20,792            21         4,761            --          4,782

Issuance of warrants                           --            --        25,677            --         25,677

Share-based compensation                       --            --           121            --            121

Net loss                                       --            --            --       (39,603)       (39,603)
                                      -----------   -----------   -----------   -----------    -----------
Balance, March 31, 2008                   137,096           137        56,148      (104,993)       (48,708)

Exercise of warrants                       58,211            58         4,674            --          4,732

Issuance of right to purchase stock            --            --            80            --             80

Issuance of warrants                           --            --            22            --             22

Share-based compensation                       --            --           156            --            156

Net loss                                       --            --            --        (1,508)        (1,508)
                                      -----------   -----------   -----------   -----------    -----------
Balance, March 31, 2009                   195,307   $       195   $    61,080   $  (106,501)   $   (45,226)
                                      ===========   ===========   ===========   ===========    ===========




         The accompanying notes are an integral part of these consolidated financial statements.





                             INTEGRATED HEALTHCARE HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (amounts in 000's)

                                                                  For the year ended March 31,
                                                                   --------------------------
                                                                      2009            2008
                                                                   -----------    -----------
Cash flows from operating activities:
Net loss                                                           $    (1,508)   $   (39,603)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of property and equipment            3,593          3,134
      Provision for doubtful accounts                                   42,241         30,958
      Amortization of debt issuance costs                                  879            236
      Common stock warrant expense                                          22         11,404
      Change in fair value of warrant liability                             --         14,273
      Minority interest in net loss of variable interest entity          1,250          1,474
      Noncash share-based compensation expense                             156            121
      Loss on disposition of property and equipment                        195             --
Changes in operating assets and liabilities:
      Accounts receivable                                              (40,635)       (69,070)
      Security reserve funds                                                --          7,990
      Deferred purchase price receivable                                    --         23,765
      Inventories of supplies                                              111             91
      Due from governmental payers                                         580         (3,499)
      Prepaid insurance, other prepaid expenses and
        current assets, and other assets                                   853          2,063
      Accounts payable                                                  12,584          5,238
      Accrued compensation and benefits                                  2,108          2,127
      Due to governmental payers                                        (1,690)           768
      Accrued insurance retentions and other current liabilities          (636)        (2,729)
                                                                   -----------    -----------
        Net cash provided by (used in) operating activities             20,103        (11,259)
                                                                   -----------    -----------

Cash flows from investing activities:
      Decrease in restricted cash                                            2          4,948
      Additions to property and equipment                                 (842)          (921)
                                                                   -----------    -----------
        Net cash (used in) provided by investing activities               (840)         4,027
                                                                   -----------    -----------

Cash flows from financing activities:
      Proceeds from (paydown on) revolving line of credit, net          (9,879)         3,090
      Excess funds due from lender                                      (5,576)            --
      Proceeds from (paydown on) convertible note                       (4,732)         2,658
      Long term debt issuance costs                                         --         (1,493)
      Issuance of common stock                                           4,732             --
      Issuance of right to purchase common stock                            80            576
      Variable interest entity distribution                             (2,400)        (2,040)
      Payments on capital lease obligations, net                        (1,115)          (262)
                                                                   -----------    -----------
        Net cash (used in) provided by financing activities            (18,890)         2,529
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                       373         (4,703)
Cash and cash equivalents, beginning of period                           3,141          7,844
                                                                   -----------    -----------
Cash and cash equivalents, end of period                           $     3,514    $     3,141
                                                                   ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.


                                             F-5

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of March 31, 2009, Integrated Healthcare Holdings, Inc. (the "Company") has a working capital deficit of $94.1 million and accumulated stockholders' deficiency of $45.2 million. The Company's $50.0 million Revolving Credit Agreement provides estimated liquidity as of March 31, 2009 of $36.7 million based on eligible receivables, as defined. However, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Notes 5 and 14).

         During the year ended March 31, 2009, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million. As noted above, as of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Notes 5 and 14). The $5.6 million is reflected as due from Lender in the accompanying consolidated balance sheet as of March 31, 2009.

         At March 31, 2009, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and high unlikelihood of compliance in fiscal year 2010, the Company's noncurrent debt of $81.0 million will continue to be classified as current in the accompanying consolidated balance sheet as of March 31, 2009 (Note 5).

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. The Company has negotiated increased and expedited reimbursements from governmental payers and managed care over the past year and is aggressively seeking to obtain future increases and expedited payments. The Company is seeking to reduce operating expenses while continuing to maintain service levels. The Company is actively seeking alternate lending sources with sufficient liquidity to service its financing requirements. There can be no assurance that the Company will be successful in improving reimbursements, reducing operating expenses or securing replacement financing.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 11), is a variable interest entity as defined in Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 46R, and, accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

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

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 60.7% and 66.4% of the net operating revenues for the years ended March 31, 2009 and 2008, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

         USE OF ESTIMATES - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and prevailing practices for investor owned entities within the healthcare industry. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, risk sharing programs, and patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

         During the year ended March 31, 2008 the Company received payments for indigent care under California section 1011. In the absence of prior experience and due to the uncertainty of future payment, these were recorded as income when received. In connection with an evaluation of eligibility determination and collection experience for the year ended March 31, 2009, the Company concluded that the expected payments constituted a receivable that was reasonably certain and recorded this as a change in estimate in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." As of March 31, 2009, the Company established a receivable in the amount of $1.4 million related to discharges from July 1, 2008 through March 31, 2009 deemed eligible to meet program criteria.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $1,618 and settlement payables of $12 as of March 31, 2009 and 2008, respectively.

         Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2008 was a decrease from $22.185 to $20.045. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         The Hospitals received new provider numbers following the acquisition in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. The Company recorded $755 in Final Notice of Program Reimbursement settlements during the year ended March 31, 2008. As of March 31, 2009, the Company has reversed all reserves for excess outlier payments. As of March 31, 2008, the Company reserved all amounts for excess outlier payments due to the difference between the Hospitals actual cost to charge rates and the statewide average in the amount of $1,678. These reserves are combined with third party settlement estimates and are included in due to government payers as a net payable of $0 and $1,690 as of March 31, 2009 and 2008, respectively.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $21,859 and $16,175 during the years ended March 31, 2009 and 2008, respectively. The related revenue recorded for the years ended March 31, 2009 and 2008 was $19,660 and $19,375, respectively. As of March 31, 2009 and 2008, estimated DSH receivables of $2,679 and $4,877 are included in due from governmental payers in the accompanying consolidated balance sheets. During the year ended March 31, 2009 and 2008, the Company received a lump sum amendment to the CMAC agreement for $3.7 and $4.8 million, respectively.

         The following is a summary of due from and due to governmental payers as of March 31:

                                                 March 31             March 31
                                                   2009                 2008
                                                -----------         -----------

Due from government payers
  Medicare                                      $     1,618         $        --
  Medicaid                                            2,679               4,877
                                                -----------         -----------
                                                $     4,297         $     4,877
                                                ===========         ===========

Due to government payers
  Medicare                                      $        --         $       (12)
  Outlier                                                --              (1,678)
                                                -----------         -----------
                                                $        --         $    (1,690)
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $8.2 and $8.0 million for the years ended March 31, 2009 and 2008, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of March 31, 2009 and 2008. In June 2007, the Company evaluated its historical experience and changed to a graduated reserve percentage based on the age of governmental accounts. The impact of the change was not material.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         If a transfer of financial assets did not meet the criteria for a sale as described above, the Company and transferee accounted for the transfer as a secured borrowing with pledge of collateral and, accordingly, the Company was prevented from derecognizing the transferred financial assets. Where derecognizing criteria were met and the transfer was accounted for as a sale, the Company removed financial assets from the consolidated balance sheet and a net loss was recognized in income at the time of sale. There were no transfers of financial assets during the year ended March 31, 2009.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash balances held at limited financial institutions at times are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         As of March 31, 2009, cash and cash equivalents includes approximately $3.5 million deposited in lock box accounts that are swept daily by the Lender under various credit agreements (Note 5). As of March 31, 2009, the Lender had collected and retained $5.6 million ($12.7 million as of June 15, 2009) in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Notes 5 and 14).

           LETTERS OF CREDIT - At March 31, 2009 and 2008, the Company had outstanding standby letters of credit totaling $1.5 million and $1.4 million, respectively. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender (Note 5).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. During the year ended March 31, 2009, the Company recorded an impairment in the carrying value of the Company's property and equipment at March 31, 2009 (Note 4).

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's refinancing (Note 5). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 5) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge during the year ended March 31, 2008. Debt issuance costs of $878.8 and $236.3 were amortized during the years ended March 31, 2009 and 2008, respectively (including $17.8 in unamortized costs related to the $4.7 million paydown on the Convertible Note (Note 5) and $370.0 related to the Lender's non performance under the $50 million Revolving Line of Credit (Note 14)). At March 31, 2009 and 2008, prepaid expenses and other current assets in the accompanying consolidated balance sheets included $254.9 and $497.5, respectively, as the current portion of the debt issuance costs.

         STOCK-BASED COMPENSATION - SFAS No. 123R, "Share Based Payment," requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Effective April 1, 2006, the Company adopted SFAS No. 123R (Note 8).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, all of which are recorded at current value which equals fair value. The Company's debt is also considered a financial instrument for which the Company is unable to reasonably determine the fair value.

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

         The Company adopted SFAS No. 157 as of April 1, 2008 for financial assets and financial liabilities. There was no material impact on the Company's consolidated financial position and results of operations for the year ended March 31, 2009. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         WARRANTS - In connection with its Acquisition of the Hospitals and credit agreements, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (Notes 5 and 6).

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 10). Due to the net losses incurred by the Company, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share in the accompanying consolidated statements of operations.

         SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid during the years ended March 31, 2009 and 2008 was $11.4 million and $11.3 million, respectively.

         The Company made cash payments for taxes of $37 during the year ended March 31, 2009 and $3 during the year ended March 31, 2008.

         The Company entered into new capital lease obligations of $1.5 million and $958 during the years ended March 31, 2009 and 2008, respectively. During the year ended March 31, 2008, the Company reclassified warrant liability of $25,677 to equity. The Company had non cash exercises of warrants of $0 and $4,206 during the years ended March 31, 2009 and 2008, respectively. During the year ended March 31, 2008, in conjunction with the Company's refinancing effective, October 9, 2007, the Accounts Purchase Agreement was terminated and the Company repurchased the remaining outstanding accounts that been sold, for $6.8 million (funded through the initial advance on the $50.0 million Revolving Line of Credit) in addition to the release of security reserve funds and deferred purchase price receivables.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before December 31, 2004 and December 31, 2003, respectively. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of the income tax provision.

         SEGMENT REPORTING - The Company operates in one line of business, the provision of healthcare services through the operation of general hospitals and related healthcare facilities. The Company's Hospitals generated substantially all of its net operating revenues during the periods since the Acquisition.

         The Company's four general Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. This region is an operating segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In addition, the Company's general Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         RECENTLY ENACTED ACCOUNTING STANDARDS - In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company has elected to defer implementation of SFAS No. 157 until April 1, 2009 as it relates to our nonfinancial assets and nonfinancial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS No. 157 will have on those nonfinancial assets and liabilities.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The effect of the adoption of SFAS No. 141(R) will depend upon the nature and terms of any future business combinations the Company undertakes.

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

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS No. 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is in the process of evaluating the impact that SFAS No. 160 will have on its consolidated results of operations or financial position.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retrospective implementation. Based on preliminary assessment, application is not deemed to have a material impact.

         In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-5 will have on its consolidated financial statements.

NOTE 2 - ACQUISITION

         On March 8, 2005, the Company completed the Acquisition of its Hospitals for $66.2 million. The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals:

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 3 - ACCOUNTS RECEIVABLE

         In March 2005, the Company entered into an Accounts Purchase Agreement (the "APA") for a minimum of two years with Medical Provider Financial Corporation I, an unrelated party (the "Buyer"). The Buyer is an affiliate of the Lender (Note 4). The APA provided for the sale of 100% of the Company's eligible accounts receivable, as defined, without recourse. The APA required the Company to provide billing and collection services, maintain the individual patient accounts, and resolve any disputes that arose between the Company and the patient or other third party payer for no additional consideration. Effective October 9, 2007, the APA was terminated and the Company repurchased the remaining outstanding accounts that had been sold for $6.8 million in addition to the release of security reserve funds and deferred purchase price receivables.

         The loss on sale of accounts receivable for the year ended March 31, 2008 is comprised of the following.

Transaction Fees deducted from Security
              Reserve Funds - closed purchases                   $        2,395
Change in accrued Transaction Fees - open purchases                        (712)
                                                                 --------------
              Total Transaction Fees incurred                             1,683
                                                                 --------------
Servicing expense for sold accounts receivable
               - closed purchases                                         3,186
Change in accrued servicing expense for sold accounts
              receivable - open purchases                                  (790)
                                                                 --------------
              Total servicing expense incurred                            2,396
                                                                 --------------

Loss on sale of accounts receivable                              $        4,079
                                                                 ==============

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                   March 31,       March 31,
                                                     2009            2008
                                               ---------------  ---------------

         Buildings                              $      33,606    $      33,791
         Land and improvements                         13,523           13,523
         Equipment                                     11,223           10,520
         Assets under capital leases                    8,991            7,464
                                               ---------------  ---------------
                                                       67,343           65,298
         Less accumulated depreciation                (11,929)          (8,381)
                                               ---------------  ---------------

                Property and equipment, net     $      55,414    $      56,917
                                               ===============  ===============

         Essentially all land and buildings are owned by PCHI (Notes 12, 13 and 14). In October 2008, a building owned by PCHI was partially destroyed by a fire. The Company has recorded an impairment of property and equipment for $194.8 in the accompanying consolidated statement of operations for the year ended March 31, 2009. PCHI's insurance carrier is continuing its review of the loss.

         The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

                                                             2009         2008
                                                            -------      -------

Current:

Revolving line of credit, outstanding borrowings            $    --      $ 9,879
Convertible note                                              5,968       10,700
Secured term note                                            45,000       45,000
Secured non-revolving line of credit, outstanding
  borrowings                                                 30,000       30,000
                                                            -------      -------
                                                            $80,968      $95,579
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

The New Credit Facilities consist of the following instruments:

   o An $80.0 million credit agreement, under which the Company issued a $45.0 million Term Note bearing a fixed interest rate of 9% in the first year and 14% after the first year, which was used to repay amounts owing under the Company's existing $50.0 million real estate term loan, subsequently amended (Note 14).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010 (Note 14), (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's Hospitals (three of which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (Note 6).

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

         Based on eligible receivables, as defined, the Company had approximately $36.7 million of additional availability under its $50.0 million Revolving Line of Credit at March 31, 2009. However, during the year ended March 31, 2009, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of March 31, 2009, the unfulfilled advance requests aggregated approximately $17.0 million and, as of March 31, 2009, the Lender had collected and retained $5.6 million in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement (Note 14). The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At March 31, 2009, the Excess Amounts represented approximately 8 months of future interest charges. There can be no assurances that the Company will not experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         The Company's New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4.As of March 31, 2009, the Company was not in compliance with the amended Minimum Fixed Charge Coverage Ratio of 0.4. Due to this technical deficiency, and in accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A," all debt as of March 31, 2008 was reclassified to current. The Company's noncurrent debt of $81.0 million continues to be classified as current in the accompanying consolidated balance sheet as of March 31, 2009.

         During the year ended March 31, 2009, the Lender granted the Company a reduction in the interest rate from 24% per year to 12% per year for certain additional borrowings under the $50.0 million Revolving Line of Credit. The additional borrowings resulted from delays in Medi-Cal payments from the State of California. The reduction in the interest rate for the additional borrowings was terminated by the Lender when the Company received the delayed payments, aggregating $7.5 million, from the State at the end of September 2008. The reduction in the interest rate resulted in a $97.7 credit to the Company during the year ended March 31, 2009.

         As a condition of the New Credit Facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 13). Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 13).

         Effective April 2, 2009, the Company entered into the Global Settlement Agreement (Note 14) which affected the terms of the New Credit Facilities. Additionally, on April 14, 2009, the Company notified the Lender that the Lender was in default of the $50 million Revolving Credit Agreement (Note 14).

NOTE 6 - COMMON STOCK WARRANTS

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 250 million to 400 million. Accordingly, effective December 31, 2007, the Company revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19. On February 27, 2009, the shareholders of the Company approved an increase in the Company's authorized shares of common stock from 400 million to 500 million. After filing and mailing an Information Statement on Schedule 14C to all stockholders, the Company amended its Articles of Incorporation on April 8, 2009.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         SECURITIES PURCHASE AGREEMENT - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million (the fair value as of July 18, 2008 was $22).

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

         On January 30, 2009, the Company entered into an amendment of the Purchase Agreement ("Amended Purchase Agreement"). Under the Purchase Agreement, Dr. Chaudhuri had the right to invest up to $7.0 million in the Company through the purchase of 63.4 million shares of common stock at $0.11 per share. The Purchase Right expired on January 10, 2009. Under the Amended Purchase Agreement, Dr. Chaudhuri agreed to purchase immediately from the Company 33.3 million shares of Company common stock (the "Additional Shares") at a purchase price of $0.03 per share, or an aggregate purchase price of $1.0 million (the fair value as of January 30, 2009 was less than $1). In consideration for Dr. Chaudhuri's entry into the Amended Purchase Agreement and payment to the Company of $30, under the Amended Purchase Agreement the Company granted to Dr. Chaudhuri the right, in Dr. Chaudhuri's sole discretion (subject to the Company having sufficient authorized capital), to invest at any time and from time to time through January 30, 2010 up to $6.0 million through the purchase of shares of the Company's common stock at a purchase price of $0.11 per share (the "Amended Purchase Right").

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         Concurrently with the execution of the Amended Purchase Agreement, the Company and its subsidiaries entered into an amendment of the Payoff Agreement. MPFC III, which is a party to the SPA Amendment, holds a convertible term note in the original principal amount of $10.7 million issued by the Company on October 9, 2007. Under the Amended Payoff Amendment, the Company agreed to pay to its Lender $1.0 million as partial repayment of the $7.0 million outstanding principal balance of the $10.7 million Convertible Term Note upon receipt of $1.0 million from Dr. Chaudhuri's purchase of the Additional Shares. The Company is also obligated under the Amended Payoff Agreement to use the proceeds it receives from future exercises, if any, of Dr. Chaudhuri's Amended Purchase Right under the Amended Purchase Agreement toward early payoff of the remaining balance of the $10.7 million Convertible Term Note.

         Since the Amended Purchase Agreement resulted in a change in control as defined by the Internal Revenue Code ("IRC") Section 382, the Company is subject to limitations on the use of its net operating loss carryforwards (Note 7).

NOTE 7 - INCOME TAXES

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

         The provision for income taxes consisted of the following:


                                              For the years ended
                                      -----------------------------------
                                      March 31, 2009      March 31, 2008
                                      --------------    -----------------

Current income tax provision
     Federal                          $          130    $              23
     State                                       160                    5
                                      --------------    -----------------
                                                 290                   28
                                      --------------    -----------------

Deferred income tax benefit
     Federal                                       -                    -
     State                                         -                    -
                                      --------------    -----------------
                                                   -                    -
                                      --------------    -----------------

Income tax provision                  $          290    $              28
                                      ==============    =================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is as follows:


                                             For the years ended
                                      -----------------------------------
                                      March 31, 2009      March 31, 2008
                                      --------------    -----------------

U.S. federal statutory income taxes   $         (513)   $         (13,238)
State and local income taxes, net
  of federal benefits                            (87)              (2,258)
Change in valuation allowance                    766                2,180
Warrants                                           -                8,730
Enterprise zone credits                           41               (4,023)
Variable interest entity                         425                  501
Deferred tax adjustments                        (356)                8,107
Other                                             14                   29
                                      --------------    -----------------

Income tax provision                  $          290    $              28
                                      ==============    =================

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance at March 31:

                                            2009              2008
                                      --------------    --------------
Deferred tax assets:
    Allowance for doubtful accounts   $        7,501    $        6,219
    Accrued vacation                           2,262             2,169
    Tax credits                               18,896            18,936
    Net operating losses                      12,032            11,924
    State taxes                               (7,821)           (7,743)
    Accrued insurance                          3,827             4,210
    Other                                        (26)              190
                                      --------------    --------------
                                              36,671            35,905
Valuation allowance                          (36,671)          (35,905)
                                      --------------    --------------

Total deferred tax assets             $            -    $            -
                                      ==============    ==============

         The company has two Hospitals located in the State of California Enterprise Zone which has provided significant state tax credits ($18,905 as of March 31, 2009) which are allowable to reduce California income tax on a dollar-for-dollar basis. The credits, which are not subject to expiration, are granted by a State agency whose issuance can be reviewed by the California Franchise Tax Board.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

         The Company has net operating loss ("NOL") carryfowards which expire as follows:

          Tax year ending           Federal                State
              March 31,         amount expiring       amount expiring
       --------------------   -------------------   -------------------

               2013            $             -     $               2
               2014            $             -     $           1,552
               2015            $             -     $              70
               2016            $             -     $          12,569
               2017            $             -     $             571
               2025            $         9,255     $               -
               2026            $        20,307     $               -
               2027            $           592     $               -
               2028            $         1,396     $               -

         The utilization of NOL and credit carryforwards are limited under the provisions of the Internal Revenue Code (IRC) Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. During the year ended March 31, 2009, the Company entered into the Amended Purchase Agreement (Note 6) which resulted in a change in control. The Company completed an analysis as of March 31, 2009, and determined that it is subject to significant IRC Section 382 limitations. For Federal tax purposes, the Company's utilization of NOL carryforwards is subject to significant IRC Section 382 limitations, and these limitations have been incorporated into the tax provision calculation.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 8 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of March 31, 2009, the maximum aggregate number of shares under the Plan was 15.9 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

             Expected dividend yield                        0.0%
             Risk-free interest rate                 1.4% - 4.4%
             Expected volatility                   30.6% - 42.4%
             Expected term (in years)                  3.5 - 5.8

         In accordance with SFAS No. 123R, the Company recorded $156.0 and $120.9 of compensation expense relative to stock options during the years ended March 31, 2009 and 2008, respectively. No options were granted prior to August 6, 2007. No options were exercised during the years ended March 31, 2009 and 2008. A summary of stock option activity for the years ended March 31, 2009 and 2008 is presented as follows.

                                                                                                    Weighted-
                                                                                                     average
                                                                     Weighted-       Weighted       remaining
                                                                      average        average       contractual          Aggregate
                                                                      exercise      grant date        term              intrinsic
                                                  Shares               price        fair value       (years)              value
                                             -----------------    ----------------- ----------- ------------------   ---------------

Outstanding, March 31, 2007                                 -           $    -
     Granted                                            7,515           $ 0.24          $ 0.04
     Exercised                                              -           $    -
     Forfeited or expired                                 (70)          $ 0.26
                                             -----------------
Outstanding, March 31, 2008                             7,445           $ 0.24
     Granted                                            2,600           $ 0.03          $ 0.01
     Exercised                                              -           $    -
     Forfeited or expired                              (1,210)          $ 0.18
                                             -----------------
Outstanding, March 31, 2009                             8,835           $ 0.19                          5.5           $          -
                                             =================    =================  ========== ==================  ================
Exercisable at March 31, 2009                           6,585           $ 0.21                          5.4           $          -
                                             =================    =================  ========== ==================  ================

A summary of the Company's nonvested options as of March 31, 2009, and changes during the years ended March 31, 2009 and 2008 is presented as follows.

                                                                Weighted-
                                                                 average
                                                                grant date
                                            Shares              fair value
                                       ------------------    -----------------

Nonvested at March 31, 2007                            -               $    -
Granted                                            7,515               $ 0.04
Vested                                            (4,463)              $ 0.03
Forfeited                                            (70)              $ 0.08
                                       ------------------
Nonvested at March 31, 2008                        2,982               $ 0.03
Granted                                            2,600               $ 0.01
Vested                                            (2,406)              $ 0.03
Forfeited                                           (926)              $ 0.04
                                       ------------------    =================
Nonvested at March 31, 2009                        2,250               $ 0.03
                                       ==================    =================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


As of March 31, 2009, there was $79.7 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of
2.1 years.

NOTE 9 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the years ended March 31, 2009 and 2008, the Company incurred expenses of $3,039 and $2,982, respectively, which are included in salaries and benefits in the accompanying consolidated statements of operations.

NOTE 10 - INCOME (LOSS) PER SHARE

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

         Since the Company incurred losses for the years ended March 31, 2009 and 2008, antidilutive potential shares of common stock, consisting of approximately 332 million and 200 million, respectively, issuable under warrants and stock options have been excluded from the calculations of diluted loss per share for those periods.

NOTE 11 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their options to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 5)). The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2009, it was owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (Note 1), a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its consolidated balance sheet at March 31, 2009 and 2008.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         At March 31, 2009, the minority interest related to PCHI was in a deficit position, resulting in a charge to the Company's earnings of $1,337.5, consisting of a net loss of $137.5 and distributions of $1,200.0 incurred by PCHI since its members' equity went into a deficit position during the year ended March 31, 2009.

                                                         Year ended March 31,
                                                      --------------------------
                                                        2009             2008
                                                      --------         --------

Minority interest in (income) loss
     of variable interest entity                      $     88         $ (1,474)

Minority interest deficiency
     absorbed by the Company                            (1,338)              --
                                                      --------         --------
Minority interest                                     $ (1,250)        $ (1,474)
                                                      ========         ========

         Prior to consolidation with the Company, PCHI's assets and liabilities at March 31, 2009 and 2008 are set forth below.

                                                   March 31,          March 31,
                                                     2009               2008
                                                  -----------        -----------

Cash                                                       27        $       126
Property, net                                          43,688             45,170
Other                                                     133                221
                                                  -----------        -----------
              Total assets                        $    43,848        $    45,517
                                                  ===========        ===========


Debt                                              $    45,000        $    45,000
Other                                                     534                363
                                                  -----------        -----------
              Total liabilities                   $    45,534        $    45,363
                                                  ===========        ===========


         As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

         The Company has a lease commitment to PCHI (Note 13). Based on the existing arrangements, aggregate payments as of March 31, 2009, are estimated to be approximately $113.7 million over the remainder of the initial term. Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 4).

NOTE 12 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. Dr. Chaudhuri and Mr. Thomas are constructively the holders of 107.7 million and
49.5 million shares of the outstanding stock of the Company as of March 31, 2009 and 2008, respectively. As described in Note 11, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20 per month, plus reimbursement of out-of-pocket costs. The agreement does not have a termination date and either party can terminate the agreement at any time. During the year ended March 31, 2009, the Company incurred expenses under the agreement of $120.0.

         During the years ended March 31, 2009 and 2008, the Company paid $6.2 million and $5.1 million, respectively, to a supplier that is also a shareholder of the Company. The Company paid $170 and $114 to a physician investor during the years ended March 31, 2009 and 2008, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (Note 5), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note 11).

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

         Following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2009:

                    Year ended
                     March 31,
                  ---------------

                        2010                $      1,206
                        2011                         996
                        2012                         993
                        2013                         989
                        2014                         886
                     Thereafter                   13,457
                                            ------------
                     Total                  $     18,527
                                            ============

         Total rental expense for the years ended March 31, 2009 and 2008 was $2,064 and $1,754, respectively. The Company received sublease rental income in relation to certain leases of approximately $647 and $638 for the years ended March 31, 2009 and 2008, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $7,140 and $6,335 are included in the accompanying consolidated balance sheets as of March 31, 2009 and 2008, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

         The following is a schedule of future minimum lease payments under the capitalized leases with the present value of the minimum lease payments as of March 31, 2009:

      Year ended
       March 31,
------------------------

         2010                                              $          1,718
         2011                                                         1,618
         2012                                                         1,493
         2013                                                         1,117
         2014                                                           744
      Thereafter                                                      7,254
                                                          ------------------

Total minimum lease payments                                         13,944
   Less amount representing interest
      (weighted average interest rate of 9.8%)                       (6,406)
                                                          ------------------

Net present value of net minimum lease payments                       7,538
   Less current portion                                                (835)
                                                          ------------------
Noncurrent portion                                         $          6,703
                                                          ==================

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2009 and 2008, the Company had accrued $8.7 million and $9.9 million, respectively, which is comprised of $4.1 million and $3.0 million, respectively, in incurred and reported claims, along with $4.6 million and $6.9 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2009 and 2008, the Company had accrued $711 and $710, respectively, comprised of $202 and $169, respectively, in incurred and reported claims, along with $509 and $541, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at March 31, 2009 and 2008 was based upon projections . The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2009 and 2008, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at March 31, 2009 and 2008.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 5.25% per annum. The Company incurred finance charges relating to such policies of $64.8 and $122.7 during the years ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, the accompanying consolidated balance sheets include the following balances relating to the financed insurance policies.

                                           March 31, 2009        March 31, 2008
                                           --------------        --------------

Prepaid insurance                            $      339            $      721


Accrued insurance premiums                   $       19            $      299
(Included in other current liabilities)

         PURCHASE COMMITMENTS - The Company has commitments with two unrelated party service provider vendors extending over one year. Commitments total $3,965, $3,342, $3,342, $0, and $0 for the years ending March 31, 2010, 2011,
2012, 2013, and 2014, respectively.

         BONUSES - During the year ended March 31, 2008, the Company implemented the Corporate Team Bonus Plan for 2007/2008. Under this discretionary plan, eligible employees could receive bonuses based on the Company's performance and individual performances. For the year ended March 31, 2008, the Company awarded eligible employees an aggregate of $494.7, which is included in accrued compensation and benefits in the accompanying consolidated balance sheet as of March 31, 2008. The bonuses were approved by the Company's Board of Directors and were paid in June 2008. No bonuses were awarded for the year ended March 31, 2009.

         RESIGNATION AND SEVERANCE AGREEMENTS - On November 4, 2008, the Company entered into a Resignation Agreement and General Release ("Resignation Agreement") with Bruce Mogel, President and Chief Executive Officer of the Company. Under the Resignation Agreement: (i) Mr. Mogel served as President and Chief Executive Officer of the Company through December 31, 2008, at which time he resigned those positions (the "Resignation Date"); (ii) after December 31, 2008, Mr. Mogel will provide consulting services to the Company, including performing the functions of Chief Executive Officer as requested by the Board of Directors, for a period of up to 4 months after the Resignation Date (the "Consulting Period"); (iii) during the Consulting Period, Mr. Mogel will receive a monthly salary equal to the monthly salary he received immediately prior to the Resignation Date; (iv) for 8 months after the conclusion of the Consulting Period, Mr. Mogel will receive payments of $43.8 per month (less deductions required by law), the sum of which will equal 8 months' salary; (v) the Agreement contains other benefits, including without limitation, medical and dental coverage for Mr. Mogel; (vi) Mr. Mogel's employment agreement with the Company was terminated as of the Resignation Date; (vii) Mr. Mogel resigned from the Boards of Directors of the Company and its subsidiaries effective November 4, 2008; and (viii) Mr. Mogel agreed to release and discharge the Company from claims related to his employment with the Company, among other provisions customary to such agreements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         Under the Resignation Agreement, consideration currently valued at approximately $545.2, has been accrued in the accompanying consolidated financial statements as of and for the year ended March 31, 2009 since payment is not dependent on future service.

         On December 31, 2007, the Company entered into a Severance Agreement With Mutual Releases ("Severance Agreement") and a Consulting Agreement with Larry B. Anderson. Under the Severance Agreement, Mr. Anderson terminated his employment as President of the Company by mutual agreement, effective December 31, 2007.

         Under the Severance Agreement, Mr. Anderson could have received consideration initially valued at approximately $480.0. Under the Severance Agreement, Mr. Anderson was to receive compensation equivalent to fourteen equal monthly installments. The amount of each monthly installment was to be the sum of Mr. Anderson's base monthly salary, net of required deductions, plus the monthly value of his health and dental insurance, plus the monthly value of his automobile allowance. The schedule of payments is as follows: (i) one lump sum upfront payment equivalent to eight monthly installments, and (ii) the remaining six equal installments was to be paid to him on or before the first business day of each month, commencing on September 1, 2008. The lump sum payment was made to Mr. Anderson, but the remaining six equal installments have not been made due to Mr. Anderson's breach of the Severance Agreement (see "CLAIMS AND LAWSUITS"). In addition, the Company paid a year end (December 31, 2007) bonus of $30.0 to Mr. Anderson. The Severance Agreement also includes mutual releases, specific waivers and releases, nondisclosure of confidential information, return of property, future cooperation, non disparagement, and general provisions customary in such agreements.

         Under the terms of the Consulting Agreement, which was effective from January 1, 2008 through June 30, 2008, the Company was to pay Mr. Anderson $180.0 consisting of one upfront payment of $60.0 and four equal monthly installments of $30.0 each, commencing April 1, 2008, with the last payment due on July 1, 2008. The upfront payment of $60.0 was paid to Mr. Anderson, but further payments have not been made due to Mr. Anderson's breach of the Severance Agreement (see "CLAIMS AND LAWSUITS"). As additional compensation for special projects, such as his services relating to the then-proposed acquisition of a specifically identified hospital by the Company, Mr. Anderson would be entitled to receive 0.5% of the total value of the purchase, minus $30.0, or an estimated $310.0 if the acquisition was consummated at the then-proposed price. Such acquisition was not consummated by the Company and therefore the estimated $310.0 is not due or payable. The Consulting Agreement contains other provisions customary to such agreements.

         All amounts due to Mr. Anderson have been accrued in the accompanying consolidated financial statements as of and for the year ended March 31, 2009 since payment is not dependent on future service.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         From time to time, healthcare facilities receive requests for information in the form of a subpoena from licensing entities, such as the Medical Board of California, regarding members of their medical staffs. Also, California state law mandates that each medical staff is required to perform peer review of its members. As a result of the performance of such peer reviews, action is sometimes taken to limit or revoke an individual's medical staff membership and privileges in order to assure patient safety. In August 2007, the Company received such a subpoena from the Medical Board of California concerning a member of the medical staff of one of the Company's facilities. The facility is in the process of responding to the subpoena and is in the process of reviewing the matter. Since the matter is in the early stage, the Company is not able to determine the impact, if any, it may have on the Company's consolidated operations or financial position.

         Approximately 36% of the Company's employees are represented by labor unions as of March 31, 2009. On December 31, 2006, the Company's collective bargaining agreements with SEIU and CNA expired. Negotiations with both the SEIU and CNA led to agreements being reached on May 9, 2007, and October 16, 2007, for the respective unions. Both contracts were ratified by their respective memberships. The new SEIU Agreement will run until December 31, 2009, and the Agreement with the CNA will run until February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

         On May 17, 2007, OC-PIN filed a separate suit against the Company in Orange County Superior Court. OC-PIN's suit sought injunctive relief and damages. OC-PIN alleged the management issue referred to above, together with issues related to monies claimed by OC-PIN, needed to be resolved before completion of the Company's then pending refinancing of its secured debt. OC-PIN further alleged that the Company's President failed to call a special shareholders' meeting, thus denying OC-PIN the opportunity to elect a new member to the Company's Board of Directors.

         Both actions were consolidated before one judge. On July 11, 2007, the Company's motion seeking the appointment of an independent provisional director to fill a vacant seventh Board seat was granted. On the same date, OC-PIN's motion for a mandatory injunction forcing the Company's President to notice a special shareholders meeting was denied. All parties to the litigation thereafter consented to the Court's appointment of the Hon. Robert C. Jameson, retired, as a member of the Company's Board.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008, OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, were stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company.

         On May 2, 2008, the Company received correspondence from OC-PIN demanding an inspection of various broad categories of Company documents. In turn, the Company filed a complaint for declaratory relief in the Orange County Superior Court seeking instructions as to how and/or whether the Company should comply with the inspection demand. In response, OC-PIN filed a petition for writ of mandate seeking to compel its inspection demand. On October 6, 2008, the Court stayed this action pending the resolution of the lawsuit filed by the Company on May 10, 2007. OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to overturn this stay order, which was summarily denied on November 18, 2008.

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

         On September 17, 2008, OC-PIN filed another petition for writ of mandate seeking virtually identical relief as the petition filed on July 30, 2008. This petition was stayed by the Court on October 6, 2008 pending the resolution of May 10, 2007 suit brought by the Company. OC-PIN subsequently filed a petition for writ of mandate with the Court of Appeals, which was summarily denied on November 18, 2008. OC-PIN then filed a petition for review before the California Supreme Court, which was denied on January 14, 2009.

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleged that the Company issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleged that the issuance of warrants to purchase the Company's stock to Dr. Chaudhuri and Mr.Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of as a defendant, in response to a ruling by the Court that each shareholder was a "necessary party" to the action. OC-PIN filed a petition for writ of mandate with the Court of Appeals which sought to overturn the stay imposed by the trial court. This appeal was summarily denied on November 18, 2008.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243,000. A hearing date has not yet been set.

         On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS. Anderson's petition claims that the Company failed to pay him a commission of $300,000 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of state and Federal law. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, that these actions may have on its results of operations.

         On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. Tenet is seeking reimbursement for approximately $370 expended in rental payments for the Chapman Medical Center lease, including attorneys' fees, which has been accrued in the accompanying consolidated financial statements as of and for the year ended March 31, 2009.

NOTE 14 - SUBSEQUENT EVENTS

         GLOBAL SETTLEMENT AGREEMENT - Effective April 2, 2009, the Company, Dr. Shah, OC-PIN, Mr. Mogel, PCHI, West Coast, Dr. Chaudhuri, Ganesha, Mr. Thomas, and the Lender entered into a Settlement Agreement, General Release and Covenant Not to Sue ("Global Settlement Agreement") in connection with the settlement of pending and threatened litigation, arbitration, appellate, and other legal proceedings (the "Actions") among the various parties. Pursuant to the Global Settlement Agreement, the Company agreed to pay to OC-PIN and Dr. Shah a total sum of $2.4 million in two installments consisting of $1.6 million at closing and $750, together with interest thereon at 8%, payable on September 25, 2009 (the "Second Payment $750"). The Company also agreed to pay the sum of $15 as satisfaction of Dr. Shah's individual claims. Additionally, the Company and Mr. Mogel agreed to stipulate to the release and return of a $50 bond which was posted in connection with a shareholder derivative suit filed by OC-PIN against both Mr. Mogel and the Company. All amounts payable by the Company under the Global Settlement Agreement, totaling $2.4 million, are accrued at March 31, 2009.

         In addition, Dr. Shah covenanted and agreed, that for a period of 2 years after the Closing, he will not accept any nomination, appointment or will not serve in the capacity as a director, officer, or employee of the Company, so long as the Company keeps the PCHI and Chapman Medical Center leases current by making payments within 45 days of when payments are due.

         Also pursuant to the Global Settlement Agreement, Dr. Shah and OC-PIN covenant not to sue or to assist anyone else in suing, directly or derivatively on behalf of the Company, Dr. Chaudhuri or the Lender, and Dr. Chaudhuri and the Lender covenant not to sue or to assist anyone else in suing, directly or derivatively on behalf of the Company, Dr. Shah and OC-PIN. Dr. Shah and OC-PIN also agreed to sign and deliver dismissals with prejudice of all Dr. Shah and OC-PIN's claims in the Actions, and the Company, PCHI, and Dr. Chaudhuri agreed to sign and deliver dismissals with prejudice of all of the Company, PCHI and Dr. Chaudhuri claims against Dr. Shah and/or OC-PIN in the Actions. Furthermore, all of the parties agreed to general releases discharging each and all of the other parties from, among other things, any and all rights, suits, claims or actions arising out of or otherwise related to the Actions.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         Pursuant to the Global Settlement Agreement, the Company agreed to amend its Bylaws to provide (i) that the number of members of the Company's Board of Directors shall be fixed at 7 and (ii) that, effective immediately after the Company's 2009 Annual Meeting of Shareholders, a shareholder who owns 15% or more of the voting stock of the Company is entitled to call one special shareholders meeting per year. The Company also agreed to appoint an OC-PIN representative to fill the seat to be vacated by Ken Westbrook, effective April 2, 2009, until the September 2009 annual meeting of shareholders. As of June 15, 2009, Mr. Westbrook is still a Director since OC-PIN's representative has not been duly appointed by OC-PIN (see "First Meka Complaint" below).

         Also pursuant to the Global Settlement Agreement, the Company entered into Stock Purchase Agreements (the "2009 Stock Purchase Agreements") with Dr. Shah, Dr. Chaudhuri and OC-PIN respectively. Pursuant to these 2009 Stock Purchase Agreements, Dr. Shah and OC-PIN will receive an aggregate of 14.7 million shares of the Company's common stock each and Dr. Chaudhuri will receive an aggregate of 30.6 million shares of the Company's common stock, for a price of $0.03 per share (the "2009 Stock Purchase Shares"). The purchase and sale of the Company's common stock under these agreements is still pending (see "First Meka Complaint" below).

         Pursuant to the Global Settlement Agreement, if either OC-PIN or Dr. Shah chooses not to purchase all of their respective 2009 Stock Purchase Shares, those 2009 Stock Purchase Shares which either party elects not to purchase may be purchased by the other party. In the event that OC-PIN and Dr. Shah purchase, in the aggregate, fewer 2009 Stock Purchase Shares than the maximum they were entitled to purchase under the terms of their 2009 Stock Purchase Agreements, Dr. Chaudhuri agreed that the number of 2009 Stock Purchase Shares that he is entitled to purchase under his 2009 Stock Purchase Agreement shall be automatically reduced to an amount which is 51% of the aggregate number of 2009 Stock Purchase Shares which Dr. Chaudhuri, OC-PIN and Dr. Shah actually purchase under their 2009 Stock Purchase Agreements. OC-PIN and Dr. Shah also agreed to provide notice to the Company and Dr. Chaudhuri regarding their choice to use as a credit all or a portion of the Second Payment $750, and any interest accrued thereon, toward OC-PIN and Dr. Shah's payment to IHHI for their respective Stock Purchase Shares. IHHI also agreed that IHHI will use the net proceeds of the sale of the Stock Purchase Shares to pay down the principal balance of the Company's $10.7 million Convertible Term Note held by the Lender, and the Lender agreed to advance to the Company additional funds equal to such amount by which the $10.7 million Convertible Term Note is paid down. If necessary, the Company agreed to use these additional funds to bring current the PCHI and Chapman Medical Center leases (see "First Meka Complaint" below).

         In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to Credit Agreement ("Credit Amendment"). The Lender agreed to reduce the interest rate on the $45.0 million Term Note to simple interest of 10.25% (the "Debt Service Reduction") and to maintain such interest rate up to and including the maturity date of the Term Note, or any extension thereof, as defined in the $80 million credit agreement, under which the $45.0 million Term Note was issued (the "Debt Service Reduction Period"). The Credit Amendment also provided for an optional one year extension of the maturity date of the $45.0 million Term Note and the $35.0 million Non-Revolving Line of Credit Note to October 8, 2011, provided that the Company pay in full the unpaid principal balance due under the $10.7 million Convertible Term Loan no later than January 30, 2010.

         In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to the $50.0 million Revolving Credit Agreement which provides an optional one year extension of the maturity date to October 8, 2011, provided that the Company pay in full the unpaid principal balance due under the $10.7 million Convertible Term Loan no later than January 30, 2010.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         On April 2, 2009, the Company, OC-PIN, PCHI, West Coast, Ganesha, and the Lender (the "Acknowledgement Parties") entered into the Acknowledgement, Waiver and Consent and Amendment to Credit Agreements (the "Acknowledgement"). The Acknowledgement Parties agreed that if and to the extent that the agreements, transactions and events contemplated in the Global Settlement Agreement constitute, may constitute or will constitute a change of control, default, event of default or other breach or default under the New Credit Facilities, or any documents related to the New Credit Facilities, each Acknowledgement Party waives and consents to the waiver of such event, breach or default.

         Pursuant to the Global Settlement Agreement, the Company and PCHI entered into the Amendment to Amended and Restated Triple Net Hospital Building Lease (the "2009 Lease Amendment"), whereby PCHI agreed to reduce the rent paid by the Company under the Amended Lease by an amount equal to the Debt Service Reduction (i.e., the difference between 14% and 10.25%) during the Debt Service Reduction Period. The Company also agreed, pursuant to the Global Settlement Agreement, to bring the PCHI lease and the Chapman Medical Center leases current and to pay all arrearages due under the PCHI lease and the Chapman Medical Center leases.

         LENDER DEFAULT - On April 14, 2009, the Company issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender. The Lender has not returned the amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ($12.7 million as of June 15,
2009) and is not advancing any funds to the Company under the $50 million Revolving Credit Agreement. The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At June 15, 2009, the Excess Amounts represented approximately 19 months of future interest charges. The Company relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

         CLAIMS AND LAWSUITS - On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's remaining obligations under the Global Settlement Agreement until the resolution of the Amended Meka Complaint and related actions.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


         On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). It appears that the relief sought against the Company in the Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

         Purportedly pursuant to the Global Settlement Agreement, OC-PIN and/or Dr. Shah placed a demand on the Company to seat Dr. Shah's personal litigation attorney, Daniel Callahan ("Callahan") on the Board of Directors. The Company declined this request based on several identified conflicts of interest, as well as a violation of the covenant of good faith and fair dealing. OC-PIN and/or Dr. Shah then filed a motion to enforce the Global Settlement Agreement under Code of Civil Procedure Section 664.6 and force the Company to appoint Callahan to the Board of Directors. The Company opposed this motion, in conjunction with an opposition by several members of OC-PIN, contesting Callahan as the duly authorized representative of OC-PIN. On April 27, 2009, the Court denied Dr. Shah/OC-PIN's motion, finding several conflicts of interest preventing Callahan from serving on the Company's Board of Directors. On May 5, 2009, Dr. Shah/OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to reverse the Court's ruling and force Callahan's appointment as a director, which was summarily denied on May 7, 2009.

         In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an EX PARTE application seeking a temporary protective order, a right to attach order, and a writ of attachment. While the EX PARTE application was denied on May 26, 2009, AMVi/Prospect's regularly notice motion for writ of attachment is scheduled for June 19, 2009. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action and related writ petition may have on its results of operations.

         On June 5, 2009, a class action lawsuit was filed against the Company by certain hourly employees alleging restitution for unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

                                       INTEGRATED HEALTHCARE HOLDINGS, INC.
                                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                               [amounts in 000's]


                                                                         BALANCE AT
                                                                         BEGINNING OF                                BALANCE AT
PERIOD                                 DESCRIPTION                          PERIOD        ADDITIONS    DEDUCTIONS   END OF PERIOD
------                                 -----------                        ----------    ------------   ----------   -------------

Accounts Receivable:
         Year ended March 31, 2009     Allowance for doubtful accounts    $   14,383    $  49,269      $  46,275    $   17,377
         Year ended March 31, 2008     Allowance for doubtful accounts    $    2,355    $  49,679(1)   $  37,651    $   14,383



Deferred tax assets:
         Year ended March 31, 2009     Valuation allowance                $   35,905    $     766      $       -    $   36,671
         Year ended March 31, 2008     Valuation allowance                $   33,725    $   2,180      $       -    $   35,905


(1) Includes additions to allowance related to repurchased accounts receivable.
