Form 10-Q
period 2009-06-30
Integrated Healthcare Holdings Inc
filed 2009-08-14
CIK 1051488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2009; or

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]       Accelerated filer         [ ]
Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 195,307,262 shares outstanding of the registrant's common stock as of August 10, 2009.

================================================================================


                           INTEGRATED HEALTHCARE HOLDINGS, INC.
                                         FORM 10-Q

                                     TABLE OF CONTENTS



                                                                                   Page
                                                                                   ----


         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2009 and March 31,
           2009, adjusted - (unaudited)                                              3


         Condensed Consolidated Statements of Operations for the three months
           ended June 30, 2009 and 2008, adjusted - (unaudited)                      4


         Condensed Consolidated Statement of Deficiency for the three months
           ended June 30, 2009 - (unaudited)                                         5

         Condensed Consolidated Statements of Cash Flows for the three months
           ended June 30, 2009 and 2008, adjusted - (unaudited)                      6

         Notes to Condensed Consolidated Financial Statements - (unaudited)          7


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    33


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 50


Item 4.  Controls and Procedures                                                    50



         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                          51


Item 1A. Risk Factors                                                               55


Item 6.  Exhibits                                                                   56


         Signatures                                                                 56






PART I - FINANCIAL INFORMATION
Item 1.  Financial statements

                                INTEGRATED HEALTHCARE HOLDINGS, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (amounts in 000's, except par value)
                                             (unaudited)

                                                                                 June 30,    March 31,
                                                                                   2009        2009
                                                                                ---------    ---------
                                                                                             (adjusted)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $   5,385    $   3,514
    Restricted cash                                                                    18           18
    Accounts receivable, net of allowance for doubtful
       accounts of $18,235 and $17,377, respectively                               50,922       55,876
    Inventories of supplies, at cost                                                5,888        5,742
    Due from governmental payers                                                    2,758        4,297
    Due from lender                                                                11,916        5,576
    Prepaid insurance                                                               4,486          339
    Other prepaid expenses and current assets                                       4,432        5,097
                                                                                ---------    ---------
               Total current assets                                                85,805       80,459

Property and equipment, net                                                        54,549       55,414
Debt issuance costs, net                                                               61          123

                                                                                ---------    ---------
               Total assets                                                     $ 140,415    $ 135,996
                                                                                =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Debt                                                                        $  80,968    $  80,968
    Accounts payable                                                               57,368       59,265
    Accrued compensation and benefits                                              18,353       16,809
    Accrued insurance retentions                                                   11,602       11,212
    Other current liabilities                                                       9,475        6,265
                                                                                ---------    ---------
               Total current liabilities                                          177,766      174,519

Capital lease obligations, net of current portion
    of $801 and $416, respectively                                                  6,498        6,703
                                                                                ---------    ---------
               Total liabilities                                                  184,264      181,222
                                                                                ---------    ---------

Commitments, contingencies and subsequent events

Deficiency:
    Integrated Healthcare Holdings, Inc. stockholders' deficiency:
       Common stock, $0.001 par value; 500,000 shares authorized;
          195,307 shares issued and outstanding                                       195          195
       Additional paid in capital                                                  61,093       61,080
       Accumulated deficit                                                       (105,353)    (106,501)
                                                                                ---------    ---------
          Total Integrated Healthcare Holdings, Inc. stockholders' deficiency     (44,065)     (45,226)
    Noncontrolling interests                                                          216           --
                                                                                ---------    ---------
               Total deficiency                                                   (43,849)     (45,226)

                                                                                ---------    ---------
               Total liabilities and deficiency                                 $ 140,415    $ 135,996
                                                                                =========    =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.





                                INTEGRATED HEALTHCARE HOLDINGS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (amounts in 000's, except per share amounts)
                                             (unaudited)

                                                                         Three months ended June 30,
                                                                         ---------------------------
                                                                              2009        2008
                                                                           ---------    ---------
                                                                                        (adjusted)

Net operating revenues                                                     $  93,012    $  93,562
                                                                           ---------    ---------

Operating expenses:
       Salaries and benefits                                                  51,356       52,672
       Supplies                                                               12,605       12,304
       Provision for doubtful accounts                                         8,856        9,743
       Other operating expenses                                               14,447       17,193
       Depreciation and amortization                                             915          894
                                                                           ---------    ---------
                                                                              88,179       92,806
                                                                           ---------    ---------

Operating income                                                               4,833          756
                                                                           ---------    ---------

Other expense:
       Interest expense, net                                                  (2,229)      (3,003)
                                                                           ---------    ---------
                                                                              (2,229)      (3,003)
                                                                           ---------    ---------

Income (loss) before provision for income taxes                                2,604       (2,247)
       Provision for income taxes                                             (1,240)          --
                                                                           ---------    ---------
Net income (loss)                                                              1,364       (2,247)
       Less net income attributable to noncontrolling interests (Note 9)        (216)        (531)
                                                                           ---------    ---------

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.     $   1,148    $  (2,778)
                                                                           =========    =========

Per Share Data:
    Earnings (loss) per common share attributable to
       Integrated Healthcare Holdings, Inc. stockholders
       Basic                                                               $    0.01    $   (0.02)
       Diluted                                                             $    0.01    $   (0.02)
    Weighted average shares outstanding
       Basic                                                                 195,307      137,096
       Diluted                                                               223,726      137,096



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.





                                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                        (amounts in 000's)
                                                            (unaudited)



                                         Integrated Healthcare Holdings, Inc. Stockholders
                                   --------------------------------------------------------------
                                                                    Additional
                                      Common Stock                    Paid-in       Accumulated    Noncontrolling
                                        Shares         Amount         Capital         Deficit         Interests          Total
                                   -----------------------------   -------------   --------------   --------------   ---------------

Balance, March 31, 2009, adjusted        195,307    $       195    $     61,080    $    (106,501)   $           -    $      (45,226)

Share-based compensation                       -              -              13                -                -                13

Net income                                     -              -               -            1,148              216             1,364

                                   --------------   ------------   -------------   --------------   --------------   ---------------
Balance, June 30, 2009                   195,307    $       195    $     61,093    $    (105,353)   $         216    $      (43,849)
                                   ==============   ============   =============   ==============   ==============   ===============




                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                                                CONSOLIDATED FINANCIAL STATEMENTS.






                                INTEGRATED HEALTHCARE HOLDINGS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (amounts in 000's)
                                             (unaudited)

                                                                    Three months ended June 30,
                                                                    ---------------------------
                                                                       2009           2008
                                                                      -------       -------
                                                                                   (adjusted)
Cash flows from operating activities:
Net income (loss)                                                     $ 1,364       $(2,247)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment               915           894
    Provision for doubtful accounts                                     8,856         9,743
    Amortization of debt issuance costs                                    62           125
    Noncash share-based compensation expense                               13            14
    Recovery relating to impaired property and equipment                 (195)           --
Changes in operating assets and liabilities:
    Accounts receivable                                                (3,902)       (9,481)
    Inventories of supplies                                              (146)           23
    Due from governmental payers                                        1,539         3,743
    Prepaid insurance, other prepaid expenses and
      current assets, and other assets                                 (3,287)       (1,353)
    Accounts payable                                                   (1,897)        1,122
    Accrued compensation and benefits                                   1,544         1,188
    Due to governmental payers                                             --         1,377
    Accrued insurance retentions and other current liabilities          3,600         1,678
                                                                      -------       -------
      Net cash provided by operating activities                         8,466         6,826
                                                                      -------       -------

Cash flows from investing activities:
    Decrease in restricted cash                                            --             5
    Additions to property and equipment                                   (50)         (304)
                                                                      -------       -------
      Net cash used in investing activities                               (50)         (299)
                                                                      -------       -------

Cash flows from financing activities:
    Paydown on revolving line of credit, net                               --        (5,578)
    Excess funds due from lender                                       (6,340)           --
    Noncontrolling interests distributions                                 --          (900)
    Payments on capital lease obligations                                (205)         (109)
                                                                      -------       -------
      Net cash used in financing activities                            (6,545)       (6,587)
                                                                      -------       -------

Net increase (decrease) in cash and cash equivalents                    1,871           (60)
Cash and cash equivalents, beginning of period                          3,514         3,141
                                                                      -------       -------
Cash and cash equivalents, end of period                              $ 5,385       $ 3,081
                                                                      =======       =======

Supplemental information:
    Cash paid for interest                                            $   189       $ 2,860
                                                                      =======       =======
    Cash paid for income taxes                                        $   240       $    --
                                                                      =======       =======



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.

                                                 6

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of June 30, 2009, Integrated Healthcare Holdings, Inc. and its subsidiaries (the "Company") has a working capital deficit of $92.0 million and accumulated total deficiency of $43.8 million. The Company's $50.0 million Revolving Credit Agreement provides estimated liquidity as of June 30, 2009 of $33.0 million based on eligible receivables, as defined. However, due to significant delays in funding of advance requests by the Lender as of June 30, 2009, the Lender had collected and retained $11.9 million in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Notes 3 and 12).

         As noted above, during the three months ended June 30, 2009, the Company continued to experience significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of June 30, 2009, the unfulfilled advance requests aggregated approximately $34.2 million. The $11.9 million is reflected as due from Lender in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009.

         At June 30, 2009, the Company was in compliance with all covenants, as amended. However, given the history of non-compliance and high unlikelihood of compliance in fiscal year 2010, the Company's noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009 (Note 3).

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and indicate a need for the Company to take action to continue to operate its business as a going concern. The Company has negotiated increased and expedited reimbursements from governmental payers and managed care over the past year and is seeking to obtain future increases and expedited payments. The Company is attempting to reduce operating expenses while continuing to maintain service levels. The Company is actively seeking alternate lending sources with sufficient liquidity to service its financing requirements. There can be no assurance that the Company will be successful in improving reimbursements, reducing operating expenses or securing replacement financing. Should the Company be unsuccessful, there can be no assurance that it will continue as a going concern.

         DESCRIPTION OF BUSINESS - Effective March 8, 2005, the Company acquired four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation ("Tenet") (the "Acquisition"). The Company owns and operates the four community-based hospitals located in southern California, which are:

         o        282-bed Western Medical Center in Santa Ana, California;
         o        188-bed Western Medical Center in Anaheim, California;
         o        178-bed Coastal Communities Hospital in Santa Ana, California;
                  and
         o        114-bed Chapman Medical Center in Orange, California.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all amounts included in these notes to the unaudited condensed consolidated financial statements are expressed in thousands (except per share amounts, percentages and stock option prices and values).

         RECLASSIFICATION FOR PRESENTATION - Certain immaterial amounts previously reported have been reclassified to conform to the current period's presentation.

         CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its long term debt from the same Lender (Note 3) and, thus, is subject to significant credit risk if they are unable to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 61.6% and 57.6% of the net operating revenues for the three months ended June 30, 2009 and 2008, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $1,554 and $1,618 as of June 30 and March 31, 2009, respectively.

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. There were no adjustments for Final Notice of Program Reimbursement received during the three months ended June 30, 2009 and 2008. As of March 31, 2009, the Company reversed all reserves for excess outlier payments.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $5,034 and $7,596 during the three months ended June 30, 2009 and 2008, respectively. The related revenue recorded for the three months ended June 30, 2009 and 2008 was $3,559 and $3,854, respectively. As of June 30 and March 31, 2009, estimated DSH receivables of $1,204 and $2,679 are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

         The following is a summary of due from governmental payers as of June 30 and March 31, 2009:

                                                  June 30,    March 31,
                                                    2009        2009
                                                -----------  ----------
Due from government payers
  Medicare                                      $     1,554  $    1,618
  Medicaid                                            1,204       2,679
                                                -----------  ----------
                                                $     2,758  $    4,297
                                                ===========  ==========

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $1.6 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of June 30 and March 31, 2009.

         Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. In the absence of prior collection experience and due to the uncertainty of future payment, the Company was unable to estimate receivables relating to this program. These payments were recorded as income when received. In connection with an evaluation of eligibility determination and collection experience for fiscal year 2009, the Company concluded that the expected payments constituted a receivable that was reasonably certain and recorded this as a change in estimate in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." As of June 30 and March 31, 2009, the Company established a receivable in the amount of $1.3 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash balances held at limited financial institutions at times are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

         As of June 30 and March 31, 2009, cash and cash equivalents includes approximately $0 and $3.5 million, respectively, deposited in lock box accounts that were swept daily by the Lender under various credit agreements (Note 3). As of June 30 and March 31, 2009, the Lender had collected and retained $11.9 million and $5.6 million, respectively, in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Note 3). Effective May 18, 2009, the lockbox arrangements were terminated.

         LETTERS OF CREDIT - At June 30 and March 31, 2009, the Company had outstanding standby letters of credit totaling $1.5 million and $1.5 million, respectively. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender. However, due to the Lender's default (Note 3), it is uncertain if the Lender would be able to honor the outstanding standby letters of credit, if presented for payment.

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's refinancing (Note 4). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 4) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge at the time of refinancing. Debt issuance costs of $61.9 and $124.4 were amortized during the three months ended June 30, 2009 and 2008, respectively. At June 30 and March 31, 2009, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $254.9 and $254.9, respectively, as debt issuance costs.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         FAIR VALUE MEASUREMENTS - The Company's financial assets recorded in the unaudited condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, all of which are recorded at current value which equals fair value. The Company's debt is also considered a financial liability for which the Company is unable to reasonably determine the fair value.

         SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. FASB Staff Position No. 157-2, "Partial Deferral of the Effective Date of Statement 157," deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

         The Company adopted SFAS No. 157 as of April 1, 2008 for financial assets and financial liabilities. There was no material impact on the Company's unaudited condensed consolidated financial position and results of operations for the three months ended June 30, 2009 and 2008. The Company adopted SFAS No. 157 as of April 1, 2009 for nonfinancial assets and nonfinancial liabilities. There was no material impact on the Company's unaudited condensed consolidated financial position and results of operations for the three months ended June 30, 2009 and 2008.

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

         The Company will endeavor to utilize the best available information in measuring fair value. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company currently has no financial or nonfinancial assets or liabilities subject to fair value measurement on a recurring basis.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         In April 2009, the FASB issued Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP SFAS 157-4") which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP SFAS 157-4 effective April 1, 2009. There was no material impact on the Company's unaudited condensed consolidated financial position and results of operations as of and for the three months ended June 30, 2009.

         In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, which amend SFAS No. 107, "Interim Disclosures about Fair Value of Financial Instruments," and require publicly-traded companies, as defined in APB Opinion No. 28, "Interim Financial Reporting," to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP SFAS No. 107-1 and APB 28-1 effective April 1, 2009, without a material impact to its condensed consolidated financial statements. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

         WARRANTS - In connection with its Acquisition of the Hospitals and credit agreements, the Company entered into complex transactions that contain warrants requiring accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (Notes 3 and 4).

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. The Company implemented this interpretation as of April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         RECENTLY ADOPTED ACCOUNTING STANDARDS - In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The effect of the adoption of SFAS No. 141(R) will depend upon the nature and terms of any future business combinations the Company undertakes.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS No. 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Effective April 1, 2009, the Company adopted SFAS No. 160, which had no material impact on the consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008. Effective April 1, 2009, the Company adopted SFAS No. 161, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retrospective implementation. Effective April 1, 2009, the Company adopted FSP APB 14-1, which had no material impact on the Company's unaudited condensed consolidated financial statements.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Effective April 1, 2009, the Company adopted EITF 07-5, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In June 2008, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. The accompanying unaudited condensed consolidated financial statements were available to be issued on August 13, 2009 and the Company evaluated subsequent events known to it through that date (Note 12).

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                   JUNE 30,        MARCH 31,
                                                    2009             2009
                                                 ------------    ------------

     Buildings                                   $    33,606     $    33,606
     Land and improvements                            13,523          13,523
     Equipment                                        11,273          11,223
     Assets under capital leases                       8,991           8,991
                                                 ------------    ------------
                                                      67,393          67,343
     Less accumulated depreciation                   (12,844)        (11,929)
                                                 ------------    ------------

                 Property and equipment, net     $    54,549     $    55,414
                                                 ============    ============


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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

NOTE 3 - DEBT

         The Company's debt payable to affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") consists of the following as of June 30 and March 31, 2009.


                                                         June 30,   March 31,
                                                           2009        2009
                                                         -------     -------
     Current:

     Revolving line of credit, outstanding borrowings    $    --     $    --
     Convertible note                                      5,968       5,968
     Secured term note                                    45,000      45,000
     Secured non-revolving line of credit, outstanding
       borrowings                                         30,000      30,000
                                                         -------     -------
                                                         $80,968     $80,968
                                                         =======     =======


The Company's credit facilities consist of the following instruments:

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010 (Notes 4 and 11), (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's Hospitals (three of which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrently with the execution of the New Credit Facilities, the Company issued new and amended warrants (Note 4).

         Based on eligible receivables, as defined, the Company had approximately $33.0 million of additional availability under its $50.0 million Revolving Line of Credit at June 30, 2009. However, during the three months ended June 30, 2009, the Company experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by the Company. As of June 30, 2009, the unfulfilled advance requests aggregated approximately $34.2 million and, as of June 30, 2009, the Lender had collected and retained $11.9 million in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement (Note 11). The Lender applied monthly interest charges relating to all of the credit facilities against the Excess Amounts. At June 30, 2009, the Excess Amounts represented approximately 18 months of future interest charges or as an offset to the outstanding current debt payable to the Lender. The Company considers these funds immediately due. There can be no assurances that the Company will not continue to experience delays in receiving advances from the Lender in the future. The Company relies on the Revolving Line of Credit for funding its operations, and any significant disruption in such funding could have a material adverse effect on the Company's ability to continue as a going concern.

         The Company's credit facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the New Credit Facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. At June 30, 2009, the Minimum Fixed Charge Coverage Ratio reverted to 1.0. At June 30, 2009, the Company was in compliance with all covenants. However, given the history of non-compliance and the high unlikelihood of compliance in fiscal year 2010, the Company's noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance as of June 30, 2009.

         As a condition of the credit facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 11). Concurrently with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 11).

         Effective April 2, 2009, the Company entered into the Global Settlement Agreement (Note 11) which affected the terms of the credit facilities.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         LENDER DEFAULT - On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Lender and their principal officers for violations of federal securities laws (Note 12). On August 3, 2009 the Court appointed a temporary receiver over the parent company of the Lender and barred it from entering into material transaction pending presentation of the government's case.

         On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

         The Lender has not returned the Excess Amounts to the Company ($11.9 million as of June 30, 2009) and is not advancing any funds to the Company under the $50 million Revolving Credit Agreement.

         The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. As of June 30, 2009, the Excess Amounts represented approximately 18 months of future interest charges or as an offset to the outstanding current debt payable to the Lender. The Company considers these funds immediately due. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the apparent financial difficulties the Lender is experiencing as well as the pending SEC action. Additionally, there can be no assurance that the Lender will continue to apply interest against the Excess Amounts or that the Excess Amounts will be ultimately collectible. The Company has evaluated these matters in accordance with SFAS No. 5 and currently cannot determine with reasonable certainty as to the extent of the possible loss contingency.

         The Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

NOTE 4 - COMMON STOCK WARRANTS

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

         The Restructuring Warrants were exercisable beginning January 27, 2007 and expire on July 27, 2008. The exercise price for the first 43.0 million shares purchased under the Restructuring Warrants is $0.003125 per share, and the exercise or purchase price for the remaining 31.7 million shares is $0.078 per share if exercised between January 27, 2007 and July 26, 2007, $0.11 per share if exercised between July 27, 2007 and January 26, 2008, and $0.15 per share thereafter. The Restructuring Warrants were accounted for as liabilities and were revalued at each reporting date, and the changes in fair value were recorded as change in fair value of warrant liability on the consolidated statements of operations.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         Upon the Company's refinancing (Note 3) and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants. These remaining Restructuring Warrants were exercised on July 18, 2008 (see "SECURITIES PURCHASE AGREEMENT").

         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (Note 3), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default on its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         Since the Amended Purchase Agreement resulted in a change in control as defined by the Internal Revenue Code ("IRC") Section 382, the Company is subject to limitations on the use of its net operating loss ("NOL") carryforwards (Note
5).

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 5 - INCOME TAXES

         The utilization of NOL and credit carryforwards are limited under the provisions of the Internal Revenue Code (IRC) Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into the Amended Purchase Agreement (Note 4) which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and state tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations, and these limitations have been incorporated into the tax provision calculation.

         The difference between the reported provision for income taxes and the amount computed by multiplying income before provision for income taxes in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2009 by the statutory federal income tax rate relates to state and local income taxes, net of federal benefits, variable interest entity, and deferred tax adjustments.

NOTE 6 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of June 30, 2009, the maximum aggregate number of shares under the Plan was 15.9 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

         When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model. Since there is limited historical data with respect to both pre-vesting forfeiture and post-vesting termination, the expected life of the options was determined utilizing the simplified method described in the SEC's Staff Accounting Bulletin 107, "Share-Based Payment"("SAB 107"). SAB 107 provides guidance whereby the expected term is calculated by taking the sum of the vesting term plus the original contractual term and dividing that quantity by two. The expected volatility is based on an analysis of the Company's stock and the stock of comparable publicly traded companies that own hospitals.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         In accordance with SFAS No. 123R, the Company recorded $13.0 and $14.0 of compensation expense relative to stock options during the three months ended June 30, 2009 and 2008, respectively. No options were granted or exercised during the three months ended June 30, 2009 and 2008. A summary of stock option activity for the three months ended June 30, 2009 is presented as follows.

                                                                                                    Weighted-
                                                                                                     average
                                                                     Weighted-       Weighted       remaining
                                                                      average        average       contractual         Aggregate
                                                                      exercise      grant date        term             intrinsic
                                                  Shares               price        fair value       (years)             value
                                             -----------------    ----------------- -----------  ------------------  ---------------
Outstanding, March 31, 2009                             8,835           $ 0.19
     Granted                                                -           $    -        $    -
     Exercised                                              -           $    -
     Forfeited or expired                                 (60)          $ 0.25
                                             -----------------
Outstanding, June 30, 2009                              8,775           $ 0.19                           5.4           $          -
                                             =================    =================             ==================  ================
Exercisable at June 30, 2009                            6,929           $ 0.21                           5.2           $          -
                                             =================    =================             ==================  ================

        A summary of the Company's nonvested options as of June 30, 2009, and changes during the three months ended June 30, 2009 is presented as follows.

                                                                  Weighted-
                                                                   average
                                                                 grant date
                                            Shares              fair value
                                       ------------------    -----------------

Nonvested at March 31, 2009                        2,250               $ 0.03
Granted                                               --                   --
Vested                                              (344)              $ 0.03
Forfeited                                            (60)              $ 0.06
                                       ------------------    =================
Nonvested at June 30, 2009                         1,846               $ 0.03
                                       ==================    =================

         As of June 30, 2009, there was $66.7 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 7 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended June 30, 2009 and 2008, the Company incurred expenses of $766.8 and $766.4, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

NOTE 8 - INCOME (LOSS) PER SHARE

         Income (loss) per share is calculated under two different methods, basic and diluted. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         Income per share for the three months ended June 30, 2009 was computed as shown below. Stock options and warrants aggregating 303.3 million shares were not included in the diluted calculation since they were not in-the-money during the three months ended June 30, 2009.

Numerator:
   Net income attributable to
     Integrated Healthcare Holdings, Inc.                       $       1,148
   Interest on $10.7 million Convertible Term Note                        140
   Adjusted net income attributable to
                                                                --------------
     Integrated Healthcare Holdings, Inc.                       $       1,288
                                                                ==============

Denominator:
   Weighted average common shares                                     195,307
   Shares - $10.7 million Convertible Term Note                        28,419
                                                                --------------
Denominator for diluted calculation                                   223,726
                                                                ==============

Income per share - basic                                               $ 0.01
Income per share - diluted                                             $ 0.01


         Since the Company incurred losses for the three months ended June 30, 2008, antidilutive potential shares of common stock, consisting of approximately 149 million shares issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for that period.

NOTE 9 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their options to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 3)). The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2009, it was owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). Under FIN 46R (Note 1), a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its unaudited condensed consolidated balance sheet at June 30 and March 31, 2009.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         Prior to consolidation with the Company, PCHI's assets, liabilities, and accumulated deficient at June 30 and March 31, 2009 are set forth below.

                                                    June 30,          March 31,
                                                      2009              2009
                                                  -----------       -----------

Cash                                              $       203       $        27
Property, net                                          43,366            43,688
Other                                                     306               133
                                                  -----------       -----------
      Total assets                                $    43,875       $    43,848
                                                  ===========       ===========


Debt                                              $    45,000       $    45,000
Other                                                     455               534
                                                  -----------       -----------
      Total liabilities                                45,455            45,534
                                                  -----------       -----------
Accumulated deficit                                    (1,580)           (1,686)
                                                  -----------       -----------
      Total liabilities and accumulated deficit   $    43,875       $    43,848
                                                  ===========       ===========

         As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

         The Company has a lease commitment to PCHI (Note 11). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. Dr. Chaudhuri and Mr. Thomas are constructively the holders of 107.7 million and
49.5 million shares of the outstanding stock of the Company as of June 30 and March 31, 2009. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

         On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20.0 per month, plus reimbursement of out-of-pocket costs. The agreement was terminated in April 2009. During the three months ended June 30, 2009, the Company incurred expenses under the agreement of $20.0.

         During the three months ended June 30, 2009 and 2008, the Company paid $3.6 million and $1.4 million, respectively, to a supplier that is also a shareholder of the Company.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (Note 3), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note 9).

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

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $7,005 and $7,140 are included in the accompanying unaudited condensed consolidated balance sheets as of June 30 and March 31, 2009, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2009, the Company had accrued $9.1 million and $8.7 million, respectively, which is comprised of $4.3 million and $4.1 million, respectively, in incurred and reported claims, along with $4.8 million and $4.6 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2009, the Company had accrued $699 and $711, respectively, comprised of $209 and $202, respectively, in incurred and reported claims, along with $490 and $509, respectively, in estimated IBNR.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at June 30 and March 31, 2009 was based upon projections . The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30 and March 31, 2009, the Company had accrued $1.8 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at June 30 and March 31, 2009.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

         The Company finances various insurance policies at interest rates ranging from 4.23% to 4.8% per annum. The Company incurred finance charges relating to such policies of $32.6 and $22.9 during the three months ended June 30, 2009 and 2008, respectively. As of June 30 and March 31, 2009, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

                                            June 30, 2009        March 31, 2009
                                           --------------        --------------

Prepaid insurance                            $    4,486            $      339


Accrued insurance premiums                   $    3,461            $       19
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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements with its secured Lender.

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

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

         On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. ("Shah"), Bruce Mogel, Pacific Coast Holdings Investment, LLC ("PCHI"), West Coast Holdings, LLC ("WCH"), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC ("Ganesha"), William E. Thomas and Medical Capital Corporation and related entities ("Medical Capital") (together, the "Global Settlement Parties") entered into a global settlement agreement and mutual release (the "Global Settlement Agreement"). Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) a $1.5 million dollar payment by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties,
(3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company's agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors' approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders' meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company's Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current. Two stock purchase agreements (the "Stock Purchase Agreements") were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14,700,000 shares of Common Stock, and (2) Kali P. Chaudhuri the right to purchase up to 30,600,000 shares Stock.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         Purportedly pursuant to the Global Settlement Agreement, OC-PIN and/or Shah placed a demand on the Company to seat Shah's personal litigation attorney, Daniel Callahan ("Callahan"), on the Board of Directors. The Company declined this request based on several identified conflicts of interest, as well as a violation of the covenant of good faith and fair dealing. OC-PIN and/or Shah then filed a motion to enforce the Global Settlement Agreement under California Code of Civil Procedure Section 664.6 and force the Company to appoint Callahan to the Board of Directors. The Company opposed this motion, in conjunction with an opposition by several members of OC-PIN, contesting Callahan as the duly authorized representative of OC-PIN. On April 27, 2009, the Court denied Shah/OC-PIN's motion, finding several conflicts of interest preventing Callahan from serving on the Company's Board of Directors. On May 5, 2009, Shah/OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to reverse the Court's ruling and force Callahan's appointment as a director, which was summarily denied on May 7, 2009.

         On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement and a prior stock issuance to OC-PIN's former attorney, Hari Lal. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's obligations under the Global Settlement Agreement to issue stock to OC-PIN or appoint an OC-PIN representative on the Company's Board of Directors until the resolution of the Amended Meka Complaint and related actions.

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

         On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300,000 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of state and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2008 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company's management and voluntarily providing information to individuals who intended to use the information to sue the Company. The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

                       INTEGRATED HEALTHCARE HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


         In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an ex parte application seeking a temporary protective order, a right to attach order, and a writ of attachment. AMVI/Prospect's ex parte application was denied on May 26, 2009, AMVI/Prospect's regularly noticed motion for writ of attachment was likewise denied on June 19, 2009. Pursuant to an arbitration clause in the Risk Pool Agreement, the Company filed a motion to compel arbitration, which was not opposed by AMVI/Prospect. The arbitration proceeding is currently pending before the American Health Lawyer's Association. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action and related writ petition may have on its results of operations.

         On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. Tenet is seeking reimbursement for approximately $370 expended in rental payments for the Chapman Medical Center lease, including attorneys' fees, which has been accrued in the accompanying unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2009.

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

NOTE 12 - SUBSEQUENT EVENTS

         On July 16, 2009, the SEC filed a complaint with the United States District Court against the the parent company and affiliates of the Lender and their principal officers for violations of federal securities laws. On August 3, 2009 the Court appointed a temporary receiver over the parent company of the Lender and barred it from entering into material transaction pending presentation of the government's case (Note 3).

         In August 2009, the Company was contacted by the California Franchise Tax Board ("FTB") for the possible examination of Enterprise Zone hiring tax credits claimed on its California income tax returns filed for the open tax years. A meeting in September 2009 between management of the Company and the FTB has been arranged to discuss the scope and timing of the examination. However, management of the Company does not anticipate that the examination will result in any material impact to the amount of credits claimed and the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed on June 29, 2009 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

OVERVIEW

         On March 8, 2005, we completed our acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including:
(i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. We also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, we transferred all of the fee interests in the acquired real estate (the "Hospital Properties") to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned indirectly by two of our largest shareholders.

SIGNIFICANT CHALLENGES

         COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In July 2008, January 2009, and April 2009, we issued equity securities to existing shareholders (see "SECURITIES PURCHASE AGREEMENT" and "GLOBAL SETTLEMENT AGREEMENT").

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

         Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of facilities, and reimbursement. These regulations relate, among other things, to the adequacy of physical property and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Since these regulations are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

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

         We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations, and cash flows. As a result of the Lender's default on our $50.0 million Revolving Credit Agreement, we currently rely solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on our ability to continue as a going concern (see "LENDER DEFAULT").

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a working capital deficit and total deficiency of $92.0 million and $43.8 million, respectively, at June 30, 2009.

         During the three months ended June 30, 2009, we experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with our advance requests. As of June 30, 2009, the unfulfilled advance requests aggregated approximately $34.2 million and, as of June 30, 2009, the Lender had collected and retained $11.9 million in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement. The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At June 30, 2009, the Excess Amounts represented approximately 18 months of future interest charges or as an offset to the outstanding current debt payable to the Lender (see "LENDER DEFAULT"). We consider these funds immediately due, however, there can be no assurance that we will be successful in recovering all Excess Amounts. We are actively seeking alternate lending sources with sufficient liquidity to service its financing requirements. There can be no assurance that we will be successful in securing replacement financing.

         These factors, among others, raise substantial doubt about our ability to continue as a going concern and indicate a need for us to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements or reducing operating expenses.

         Key items for the three months ended June 30, 2009 included:

1. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended June 30, 2009 and 2008 were $84.2 million and $83.8 million, respectively, representing an increase of 0.4%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues increased $3.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

         Inpatient admissions decreased by 5.2% to 6,262 for the three months ended June 30, 2009 compared to 6,608 for the three months ended June 30, 2008. The decline in admissions is primarily related to the closure of the unprofitable geriatric psychiatric unit at Western Medical Center - Santa Ana, an aggressive process by the Orange County Healthcare Agency to improve case management of inmate admissions to Western Medical Center - Anaheim under a fixed fee arrangement, and a decline in deliveries by unfunded immigrants due to the declining economy.

         Uninsured patients, as a percentage of gross charges, decreased to 5.2% from 6.6% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the three months ended June 30, 2009 were $4.6 million, or 5.0%, lower than during the three months ended June 30, 2008. The most significant factors of this decrease were the $2.7 million decrease in other operating expenses and $1.3 million decrease in salaries and benefits, both of which were directly the result of volume declines.

         Financing costs: We completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, we entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

         Our $50.0 million Revolving Credit Agreement provides an estimated additional liquidity as of June 30, 2009 of $33.0 million based on eligible receivables, as defined. However, during the three months ended June 30, 2009 we experienced significant delays in the funding of advances under its $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with our advance requests. As of June 30, 2009, the unfulfilled advance requests aggregated approximately $34.2 million. As noted above, as of June 30, 2009, the Lender had collected and retained $11.9 million in excess of the amounts due to it under the $50 million Revolving Credit Agreement (see "LENDER DEFAULT") and is no longer making advances to us under the $50 million Revolving Credit Agreement. As a result, we rely solely on our cash receipts from payers to fund our operations, and any significant disruption in such receipts could have a material adverse effect on our ability to continue as a going concern. At June 30, 2009, we were in compliance with all covenants, as amended. However, given the history of non-compliance and the high unlikelihood of compliance in fiscal year 2010, our noncurrent debt of $81.0 million will continue to be classified as current.

         REFINANCING - Effective October 9, 2007, we and affiliates of Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III (collectively, the "Lender") executed agreements to refinance the Lender's credit facilities aggregating up to $140.7 million in principal amount (the "New Credit Facilities"). The New Credit Facilities replaced our previous credit facilities with the Lender, which matured on March 2, 2007. We had been operating under an Agreement to Forbear with the Lender with respect to the previous credit facilities.

The New Credit Facilities consist of the following instruments:

     o An $80.0 million credit agreement, under which we issued a $45.0 million Term Note bearing a fixed interest rate of 9% in the first year and 14% after the first year, which was used to repay amounts owing under our existing $50.0 million real estate term loan.

     o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year, which was used to repay amounts owing under our existing $30.0 million line of credit, pay the origination fees on the other credit facilities, and for working capital.

     o A $10.7 million credit agreement, under which we issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year, which was used to repay amounts owing under our existing $10.7 million loan. The $10.7 million Convertible Term Note is convertible into our common stock at $0.21 per share during the term of the note.

     o A $50.0 million Revolving Credit Agreement, under which we issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year, which was used to finance our accounts receivable and is available for working capital needs.

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures in three years, at October 8, 2010,
(iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of our assets and our subsidiaries and the real estate underlying our Hospitals (three of which are owned by PCHI and leased to us), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrently with the execution of the New Credit Facilities, we issued new and amended warrants (see "NEW WARRANTS"). Under the Settlement Agreement effective April 2, 2009, the maturity date of the credit agreements has been extended to October 8, 2011.

         Based on eligible receivables, as defined, we had approximately $33.0 million of additional availability under our $50.0 million Revolving Line of Credit at June 30, 2009. However, during the three months ended June 30, 2009, we experienced significant delays in the funding of advances under our $50.0 million Revolving Credit Agreement. During this time, the Lender experienced delays in funding advances in accordance with advance requests submitted by us. As of June 30, 2009, the unfulfilled advance requests aggregated approximately $34.2 million. As of June 30, 2009, the Lender had collected and retained $11.9 million in excess of the amounts due to it ("Excess Amounts") under the $50 million Revolving Credit Agreement (see "LENDER DEFAULT"). The Lender applies monthly interest charges relating to all of the New Credit Facilities against the Excess Amounts. At June 30, 2009, the Excess Amounts represented approximately 18 months of future interest charges or as an offset to the outstanding current debt payable to the Lender. We consider these funds immediately due, however, there can be no assurances that we will be successful in recovering all Excess Amounts (see "LENDER DEFAULT").

         Our New Credit Facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. At June 30, 2009, we were in compliance with all covenants, as amended. However, given the history of non-compliance and uncertainty as to future compliance, our noncurrent debt of $81.0 million has been classified as current.

         As a condition of the New Credit Facilities, we entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI. Concurrently with the execution of the Amended Lease, we, PCHI, Ganesha Realty, LLC, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby we agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property"), and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation.

         LENDER DEFAULT - On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Lender and their principal officers for violations of federal securities laws (Note 12). On August 3, 2009 the Court appointed a temporary receiver over the parent company of the Lender and barred it from entering into material transaction pending presentation of the government's case.

         On April 14, 2009, we issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and our bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided us with full access to our bank accounts and the accounts are no longer accessible by the Lender.

         The Lender has not returned the Excess Amounts to the Company ($11.9 million as of June 30, 2009) and is not advancing any funds to us under the $50 million Revolving Credit Agreement.

         The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray our obligations under all other loan agreements between the Company and the Lender. Since January, 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the New Credit Facilities. As of June 30, 2009, the Excess Amounts represented approximately 18 months of future interest charges under the New Credit Facilities or as an offset to the outstanding current debt payable to the Lender. We believe that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and we intend to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance that we will be successful in pursuing its claims due to the apparent financial difficulties the Lender is experiencing as well as the pending SEC action. Accordingly, we are unable to estimate its exposure, if any, to losses incurred by the Lender's default.

         We currently rely solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on our ability to continue as a going concern.

         RESTRUCTURING WARRANTS - We entered into a Rescission, Restructuring and Assignment Agreement with Dr. Kali Chaudhuri and Mr. William Thomas on January 27, 2005 (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, we issued warrants to purchase up to 74.7 million shares of our common stock (the "Restructuring Warrants") to Dr. Chaudhuri and Mr. Thomas (not to exceed 24.9% of our fully diluted capital stock at the time of exercise). In addition, we amended the Real Estate Option to provide for Dr. Chaudhuri's purchase of a 49% interest in PCHI for $2.45 million.

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

         During February 2007, Dr. Chaudhuri and Mr. Thomas submitted an exercise under these warrants to the Company. At March 31, 2007 we recorded the issuance of 28.7 million net shares under this exercise following resolution of certain legal issues relating thereto. The issuance of these shares resulted in an addition to paid in capital and to common stock totaling $9.2 million. These shares were issued to Dr. Chaudhuri and Mr. Thomas on July 2, 2007. The shares pursuant to this exercise were recorded as issued and outstanding at March 31, 2007. Additionally, the remaining liability was revalued at March 31, 2007 in the amount of $4.2 million relating to potential shares (20.8 million shares) which could be issued, if the December Note warrant was to become issuable, which occurred on June 13, 2007 upon receipt of a notice of default from the Lender.

         On July 2, 2007, we accepted, due to the default and subsequent vesting of the December Note Warrant, an additional exercise under the anti-dilution provisions the Restructuring Warrant Agreement by Dr. Chaudhuri and Mr. Thomas. The exercise resulted in additional shares issuable of 20.8 million shares for consideration of $576 in cash. The effect of this exercise resulted in additional warrant expense for the year ended March 31, 2007 of $693, which was accrued based on the transaction as of March 31, 2007. The related warrant liability of $4.2 million (as of March 31, 2007) was reclassified to additional paid in capital when the 20.8 million shares were issued to Dr. Chaudhuri and Mr. Thomas in July 2007.

         Upon our refinancing (see "REFINANCING") and the issuance of the New Warrants, the remaining 24.9 million Restructuring Warrants held by Dr. Chaudhuri and Mr. Thomas became exercisable on the Effective Date. Accordingly, as of the Effective Date, we recorded warrant expense, and a related warrant liability, of $1.2 million relating to the Restructuring Warrants. These remaining Restructuring Warrants were exercised on July 18, 2008 (see "SECURITIES PURCHASE AGREEMENT").

         NEW WARRANTS - Concurrently with the execution of the New Credit Facilities (see "REFINANCING"), we issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of our common stock or up to 4.95% of our common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, we and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of our common stock or up to 31.09% of our common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if we are in default of our previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the effective date of the New Credit Facilities (the "Effective Date"). As of the Effective Date, we recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, we amended our Articles of Incorporation to increase our authorized shares of common stock from 250 million to 400 million (and subsequently increased the authorized shares to 500 million in April 2009). Accordingly, effective December 31, 2007, we revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital in accordance with EITF 00-19.

         SECURITIES PURCHASE AGREEMENT - On July 18, 2008, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from us 63.3 million shares of our common stock for consideration of $0.11 per share, aggregating $7.0 million.

         The Purchase Agreement provides Dr. Chaudhuri and Mr. Thomas with certain pre-emptive rights to maintain their respective levels of ownership of our common stock by acquiring additional equity securities concurrent with future issuances by us of equity securities or securities or rights convertible into or exercisable for equity securities and also provides them with demand registration rights. These pre-emptive rights and registration rights superseded and replaced their existing pre-emptive rights and registration rights. The Purchase Agreement also contains a release, waiver and covenant not to sue Dr. Chaudhuri in connection with his entry into the Option and Standstill Agreement described below and the consummation of the transactions contemplated under that agreement. Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding Restructuring Warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million.

         Concurrent with the execution of the Purchase Agreement, we and the Lender, and its affiliate, Healthcare Financial Management & Acquisitions, Inc., a Nevada corporation ("HFMA" and collectively with the Lender, "MCC") entered into an Early Loan Payoff Agreement (the "Payoff Agreement"). We used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. We are obligated under the Payoff Agreement to use the proceeds we receive from the future exercise, if any, of the Investor's purchase right under the Purchase Agreement, plus additional Company funds as may then be necessary, to pay down the remaining balance of the $10.7 million Convertible Term Note under the Payoff Agreement. Under the Payoff Agreement, once we have fully repaid early the remaining balance of the $10.7 million Convertible Term Note, we have an option to extend the maturity dates of the $80.0 million Credit Agreement and the $50.0 million Revolving Credit Agreement from October 8, 2010 to October 8, 2011.

         Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri and MCC entered into an Option and Standstill Agreement pursuant to which MCC agreed to sell the New Warrants. The New Warrants will not be sold to Dr. Chaudhuri unless he so elects within six years after we pay off all remaining amounts due to MPFC II and MPFC I pursuant to (i) the $80.0 million Credit Agreement and (ii) the $50.0 million Revolving Credit Agreement. MCC also agreed not to exercise or transfer the New Warrants unless a payment default occurs and remains uncured for a specified period.

         On January 30, 2009, we entered into an amendment of the Purchase Agreement ("Amended Purchase Agreement"). Under the Purchase Agreement, Dr. Chaudhuri had the right to invest up to $7.0 million in us through the purchase of 63.4 million shares of common stock at $0.11 per share. The Purchase Right expired on January 10, 2009. Under the Amended Purchase Agreement, Dr. Chaudhuri agreed to purchase immediately from us 33.3 million shares common stock (the "Additional Shares") at a purchase price of $0.03 per share, or an aggregate purchase price of $1.0 million. In consideration for Dr. Chaudhuri's entry into the Amended Purchase Agreement and payment to us of $30, under the Amended Purchase Agreement we granted to Dr. Chaudhuri the right, in Dr. Chaudhuri's sole discretion (subject to the Company having sufficient authorized capital), to invest at any time and from time to time through January 30, 2010 up to $6.0 million through the purchase of shares of our common stock at a purchase price of $0.11 per share (the "Amended Purchase Right").

         Concurrently with the execution of the Amended Purchase Agreement, we and our subsidiaries entered into an amendment of the Payoff Agreement. MPFC III, which is a party to the SPA Amendment, holds a convertible term note in the original principal amount of $10.7 million issued by us on October 9, 2007. Under the Amended Payoff Amendment, we agreed to pay to its Lender $1.0 million as partial repayment of the $7.0 million outstanding principal balance of the $10.7 million Convertible Term Note upon receipt of $1.0 million from Dr. Chaudhuri's purchase of the Additional Shares. We are also obligated under the Amended Payoff Agreement to use the proceeds it receives from future exercises, if any, of Dr. Chaudhuri's Amended Purchase Right under the Amended Purchase Agreement toward early payoff of the remaining balance of the $10.7 million Convertible Term Note.

         Since the Amended Purchase Agreement resulted in a change in control, we are subject to limitations on the use of its net operating loss carryforwards.

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the closing of the Acquisition as of March 8, 2005, we entered into a sale leaseback type agreement with a related party entity, PCHI. We lease substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the New Credit Facilities (see "REFINANCING"), we entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants us the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until we refinance our $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, we may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. The Amended Lease also gives PCHI sole possession of the College Avenue Property that is unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation.

         We remain primarily liable under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross collateralized by substantially all of our assets and all of the real property of the Hospitals. All of our operating activities are directly affected by the real property that was sold to PCHI.

         COMMITMENTS AND CONTINGENCIES - The State of California has imposed new hospital seismic safety requirements. We operate four hospitals located in an area near active earthquake faults. Under these new requirements, we must meet stringent seismic safety criteria in the future, and, must complete one set of seismic upgrades to the facilities by January 1, 2013. This first set of upgrades is expected to require us to incur substantial seismic retrofit costs. There are additional requirements that must be complied with by 2030. We are currently estimating the costs of meeting these requirements; however a total estimated cost has not yet been determined.

         CASH FLOW - Net cash provided by operating activities for the three months ended June 30, 2009 and 2008 was $8.5 million and $6.8 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, totaled $2.2 million and $(1.2) million for the three months ended June 30, 2009 and 2008, respectively. We produced $6.3 million and $8.0 million in working capital for the three months ended June 30, 2009 and 2008, respectively. Net cash produced by growth in accounts payable, accrued compensation and benefits and other current liabilities was $3.2 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $5.0 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively.

         Net cash used in investing activities during the three months ended June 30, 2009 and 2008 was $0.1 million and $0.3 million, respectively. During the three months ended June 30, 2009 and 2008, we invested $0.1 million and $0.3 million in cash, respectively, in new equipment.

         Net cash used in financing activities for the three months ended June 30, 2009 and 2008 was $6.5 million and $6.6 million, respectively. The decrease in net cash used in financing activities for the three months ended June 30, 2009 was primarily due to $6.3 million in amounts collected and retained by the Lender in excess of the amounts due to the Lender under the $50.0 million Revolving Credit Agreement.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE
30, 2008

         The following table sets forth, for the three months ended June 30, 2009 and 2008, our consolidated statements of operations expressed as a percentage of net operating revenues.


                                                                  Three months ended
                                                                        June 30,
                                                            --------------------------------
                                                                2009              2008
                                                            --------------   ---------------
Net operating revenues                                             100.0%            100.0%
                                                            --------------   ---------------
Operating expenses:
    Salaries and benefits                                           55.2%             56.3%
    Supplies                                                        13.6%             13.2%
    Provision for doubtful accounts                                  9.5%             10.4%
    Other operating expenses                                        15.5%             18.4%
    Depreciation and amortization                                    1.0%              1.0%
                                                            --------------   ---------------
                                                                    94.8%             99.2%
                                                            --------------   ---------------

Operating income                                                     5.2%              0.8%
                                                            --------------   ---------------

Other expense:
    Interest expense, net                                           (2.4%)            (3.2%)
                                                            --------------   ---------------
                                                                    (2.4%)            (3.2%)
                                                            --------------   ---------------

Income (loss) before provision for income taxes                      2.8%             (2.4%)
    Provision for income taxes                                      (1.3%)             0.0%
                                                            --------------   ---------------
Net income (loss)                                                    1.5%             (2.4%)
    Less net income attributable to
       noncontrolling interests                                     (0.3%)            (0.6%)
Net income (loss) attributable to                           --------------   ---------------
    Integrated Healthcare Holdings, Inc.                             1.2%             (3.0%)
                                                            ==============   ===============


         NET OPERATING REVENUES - Net operating revenues for the three months ended June 30, 2009 decreased 0.6% compared to the same period in fiscal year 2009, from $93.6 million to $93.0 million. Admissions for the three months ended June 30, 2009 decreased 5.2% compared to the same period in fiscal year 2009. The decline in admissions is primarily related to the closure of the unprofitable geriatric psychiatric unit at Western Medical Center - Santa Ana, an aggressive process by the Orange County Healthcare Agency to improve case management of inmate admissions to Western Medical Center - Anaheim under a fixed fee arrangement, and a decline in deliveries by unfunded immigrants due to the declining economy. Net operating revenues per admission improved by 4.9% during the three months ended June 30, 2009 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended June 30, 2009 and 2008 were $1.6 million and $2.3 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 61.6% and 57.6% of the net operating revenues for the three months ended June 30, 2009 and 2008, respectively.

         Uninsured patients, as a percentage of gross charges, decreased to 5.2% from 6.6% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

         Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectible Revenues were $84.1 million (net revenues of $93.0 million less $8.9 million in provision for doubtful accounts) and $83.8 million (net revenues of $93.6 million less $9.8 million in provision for doubtful accounts) for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $0.3 million. There was also an increase in Net Collectible Revenues per admission of 6.0% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

         OPERATING EXPENSES - Operating expenses for the three months ended June 30, 2009 decreased to $88.2 million from $92.8 million, an decrease of $4.6 million, or 5.0%, compared to the same period in fiscal year 2009. Operating expenses expressed as a percentage of net operating revenues for the three months ended June 30, 2009 and 2008 were 94.8% and 99.2%, respectively. On a per admission basis, operating expenses increased 0.3%.

         Salaries and benefits decreased $1.3 million (2.5%) for the three months ended March 31, 2009 compared to the same period in fiscal year 20098, primarily due to the decline in admissions.

         Other operating expenses relative to net operating revenues for the three months ended June 30, 2009 decreased $2.7 million, or 16.0%, compared to the same period in fiscal year 2009, primarily due to the decline in admissions and decreases in consulting fees, repairs and maintenance, and purchased services.

         The provision for doubtful accounts for the three months ended June 30, 2009 decreased to $8.9 million from $9.8 million, or 9.2%, compared to the same period in fiscal year 2009. The decrease in the provision for doubtful accounts for the three months ended June 30, 2009 is primarily due to improvement in collections, which were 10.9% higher during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

         OPERATING INCOME - The operating income for the three months ended June 30, 2009 and 2008 was $4.8 million and $0.8 million, respectively.

         OTHER EXPENSE - Interest expense for the three months ended June 30, 2009 was $2.2 million compared to $3.0 million for the same period in fiscal year 2009. The decrease primarily related to the reduction in the outstanding balance of the Company's $50 million Revolving Line of Credit.

         NET INCOME (LOSS) - Net income for the three months ended June 30, 2009 was $1.4 million compared to a net loss of $2.2 million for the same period in fiscal year 2009.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $1,554 and $1,618 as of June 30 and March 31, 2009, respectively.

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

         The Hospitals received new provider numbers following the acquisition in 2005 and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current payment cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. There were no adjustments for Final Notice of Program Reimbursement received during the three months ended June 30, 2009 and 2008. As of March 31, 2009, the Company reversed all reserves for excess outlier payments.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $5,034 and $7,596 during the three months ended June 30, 2009 and 2008, respectively. The related revenue recorded for the three months ended June 30, 2009 and 2008 was $3,559 and $3,854, respectively. As of June 30 and March 31, 2009, estimated DSH receivables were $1,204 and $2,679.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $1.6 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of June 30 and March 31, 2009.

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

         On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. The Company implemented this interpretation as of April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2009, the Company had accrued $9.1 million and $8.7 million, respectively, which is comprised of $4.3 million and $4.1 million, respectively, in incurred and reported claims, along with $4.8 million and $4.6 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2009, the Company had accrued $699 and $711, respectively, comprised of $209 and $202, respectively, in incurred and reported claims, along with $490 and $509, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accrual at June 30 and March 31, 2009 was based upon projections . The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30 and March 31, 2009, the Company had accrued $1.8 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at June 30 and March 31, 2009.

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

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB
No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS No. 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an equity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Effective April 1, 2009, the Company adopted SFAS No. 160, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008. Effective April 1, 2009, the Company adopted SFAS No. 161, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retrospective implementation. Effective April 1, 2009, the Company adopted FSP APB 14-1, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Effective April 1, 2009, the Company adopted EITF 07-5, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In June 2008, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. The unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2009 and 2008 were available to be issued on August 13, 2009 and the Company evaluated subsequent events known to it through that date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of June 30 2009, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

         As of June 30, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         During the quarter ended June 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. ("Shah"), Bruce Mogel, Pacific Coast Holdings Investment, LLC ("PCHI"), West Coast Holdings, LLC ("WCH"), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC ("Ganesha"), William E. Thomas and Medical Capital Corporation and related entities ("Medical Capital") (together, the "Global Settlement Parties") entered into a global settlement agreement and mutual release (the "Global Settlement Agreement"). Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) a $1.5 million dollar payment by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties,
(3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company's agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors' approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders' meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company's Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current. Two stock purchase agreements (the "Stock Purchase Agreements") were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14,700,000 shares of Common Stock, and (2) Kali P. Chaudhuri the right to purchase up to 30,600,000 shares Stock.

         Purportedly pursuant to the Global Settlement Agreement, OC-PIN and/or Shah placed a demand on the Company to seat Shah's personal litigation attorney, Daniel Callahan ("Callahan"), on the Board of Directors. The Company declined this request based on several identified conflicts of interest, as well as a violation of the covenant of good faith and fair dealing. OC-PIN and/or Shah then filed a motion to enforce the Global Settlement Agreement under California Code of Civil Procedure Section 664.6 and force the Company to appoint Callahan to the Board of Directors. The Company opposed this motion, in conjunction with an opposition by several members of OC-PIN, contesting Callahan as the duly authorized representative of OC-PIN. On April 27, 2009, the Court denied Shah/OC-PIN's motion, finding several conflicts of interest preventing Callahan from serving on the Company's Board of Directors. On May 5, 2009, Shah/OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to reverse the Court's ruling and force Callahan's appointment as a director, which was summarily denied on May 7, 2009.

         On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement and a prior stock issuance to OC-PIN's former attorney, Hari Lal. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's obligations under the Global Settlement Agreement to issue stock to OC-PIN or appoint an OC-PIN representative on the Company's Board of Directors until the resolution of the Amended Meka Complaint and related actions.

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

         On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition claims that the Company failed to pay him a commission of $300,000 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of state and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2008 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company's management and voluntarily providing information to individuals who intended to use the information to sue the Company. The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

         In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an ex parte application seeking a temporary protective order, a right to attach order, and a writ of attachment. AMVI/Prospect's ex parte application was denied on May 26, 2009, AMVI/Prospect's regularly noticed motion for writ of attachment was likewise denied on June 19, 2009. Pursuant to an arbitration clause in the Risk Pool Agreement, the Company filed a motion to compel arbitration, which was not opposed by AMVI/Prospect. The arbitration proceeding is currently pending before the American Health Lawyer's Association. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action and related writ petition may have on its results of operations.

         On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. Tenet is seeking reimbursement for approximately $370 expended in rental payments for the Chapman Medical Center lease, including attorneys' fees, which has been accrued in the accompanying unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2009.

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

ITEM 1A. RISK FACTORS

         On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Lender and their principal officers for violations of federal securities laws. On August 3, 2009 the Court appointed a temporary receiver over the parent company of the Lender and barred it from entering into material transaction pending presentation of the government's case.

         On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintains the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

         The Lender has not returned the Excess Amounts to the Company ($11.9 million as of June 30, 2009) and is not advancing any funds to the Company under the $50 million Revolving Credit Agreement.

         The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January, 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the New Credit Facilities. As of June 30, 2009, the Excess Amounts represented approximately 18 months of future interest charges under the New Credit Facilities or as an offset to the outstanding current debt payable to the Lender. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the apparent financial difficulties the Lender is experiencing as well as the pending SEC action. Accordingly, the Company is unable to estimate its exposure, if any, to losses incurred by the Lender's default.

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

         There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 6. EXHIBITS

Exhibit
Number      Description
------      -----------

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


                                        INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 13, 2009                By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)