Form 10-Q
period 2009-09-30
Integrated Healthcare Holdings Inc
filed 2009-11-16
CIK 1051488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2009; or

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

Large accelerated filer [ ]       Accelerated filer         [ ]
Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 195,307,262 shares outstanding of the registrant's common stock as of November 10, 2009.

================================================================================

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2009 and
           March 31, 2009, adjusted - (unaudited)                                 3

         Condensed Consolidated Statements of Operations for the three and six
           months ended September 30, 2009 and 2008, adjusted - (unaudited)       4

         Condensed Consolidated Statement of Deficiency
           for the six months ended September 30, 2009 - (unaudited)              5

         Condensed Consolidated Statements of Cash Flows for the six months
           ended September 30, 2009 and 2008, adjusted - (unaudited)              6

         Notes to Condensed Consolidated Financial Statements - (unaudited)       7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              47

Item 4.  Controls and Procedures                                                 47


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       48

Item 1A. Risk Factors                                                            53

Item 6.  Exhibits                                                                54

         Signatures                                                              54


PART I - FINANCIAL INFORMATION
Item 1.  Financial statements


                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (amounts in 000's, except par value)
                                           (unaudited)


                                                                                September 30,  March 31,
                                                                                    2009         2009
                                                                                  ---------    ---------
                                                                                               (adjusted)
                                        ASSETS
Current assets:
     Cash and cash equivalents                                                    $   5,129    $   3,514
     Restricted cash                                                                     21           18
     Accounts receivable, net of allowance for doubtful
         accounts of $15,409 and $17,377, respectively                               52,704       55,876
     Inventories of supplies, at cost                                                 5,954        5,742
     Due from governmental payers                                                     8,478        4,297
     Due from lender                                                                     --        5,576
     Prepaid insurance                                                                3,164          339
     Other prepaid expenses and current assets                                        6,859        5,097
                                                                                  ---------    ---------
                  Total current assets                                               82,309       80,459

Property and equipment, net                                                          54,331       55,414
Debt issuance costs, net                                                                 --          123

                                                                                  ---------    ---------
                  Total assets                                                    $ 136,640    $ 135,996
                                                                                  =========    =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Debt                                                                         $  80,968    $  80,968
     Accounts payable                                                                56,022       59,265
     Accrued compensation and benefits                                               17,156       16,809
     Accrued insurance retentions                                                    11,562       11,212
     Other current liabilities                                                        8,585        6,265
                                                                                  ---------    ---------
                  Total current liabilities                                         174,293      174,519

Capital lease obligations, net of current portion
     of $807 and $416, respectively                                                   6,287        6,703
                                                                                  ---------    ---------
                  Total liabilities                                                 180,580      181,222
                                                                                  ---------    ---------

Commitments and contingencies

Deficiency:
     Integrated Healthcare Holdings, Inc. stockholders' deficiency:
         Common stock, $0.001 par value; 500,000 shares authorized;
            195,307 shares issued and outstanding                                       195          195
         Additional paid in capital                                                  61,106       61,080
         Accumulated deficit                                                       (106,194)    (106,501)
                                                                                  ---------    ---------
            Total Integrated Healthcare Holdings, Inc. stockholders' deficiency     (44,893)     (45,226)
     Noncontrolling interests                                                           953           --
                                                                                  ---------    ---------
                  Total deficiency                                                  (43,940)     (45,226)

                                                                                  ---------    ---------
                  Total liabilities and deficiency                                $ 136,640    $ 135,996
                                                                                  =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (amounts in 000's, except per share amounts)
                                                   (unaudited)


                                                            Three months ended        Six months ended
                                                               September 30,            September 30,
                                                          ----------------------    ----------------------
                                                            2009         2008         2009         2008
                                                          ---------    ---------    ---------    ---------
                                                                       (adjusted)                (adjusted)

Net operating revenues                                    $ 101,356    $  95,466    $ 194,368    $ 189,029
                                                          ---------    ---------    ---------    ---------

Operating expenses:
    Salaries and benefits                                    52,492       53,875      103,847      106,547
    Supplies                                                 13,198       12,137       25,803       24,441
    Provision for doubtful accounts                           7,656       11,918       16,512       21,661
    Other operating expenses                                 14,181       18,987       28,628       36,180
    Depreciation and amortization                               905          889        1,820        1,783
    Impairment - due from Lender (Notes 1 and 3)             11,253           --       11,253           --
                                                          ---------    ---------    ---------    ---------
                                                             99,685       97,806      187,863      190,612
                                                          ---------    ---------    ---------    ---------

Operating income (loss)                                       1,671       (2,340)       6,505       (1,583)
                                                          ---------    ---------    ---------    ---------

Other expense:
    Interest expense, net                                    (2,395)      (2,785)      (4,624)      (5,788)
    Warrant expense                                              --          (22)          --          (22)
                                                          ---------    ---------    ---------    ---------
                                                             (2,395)      (2,807)      (4,624)      (5,810)
                                                          ---------    ---------    ---------    ---------

Income (loss) before provision for income taxes                (724)      (5,147)       1,881       (7,393)
    Income tax benefit (provision)                              619          (17)        (621)         (17)
                                                          ---------    ---------    ---------    ---------
Net income (loss)                                              (105)      (5,164)       1,260       (7,410)
    Net loss (income) attributable to
       noncontrolling interests (Note 9)                       (737)         481         (953)         (50)
                                                          ---------    ---------    ---------    ---------

Net income (loss) attributable to
    Integrated Healthcare Holdings, Inc.                  $    (842)   $  (4,683)   $     307    $  (7,460)
                                                          =========    =========    =========    =========

Per Share Data:
    Earnings (loss) per common share attributable to
      Integrated Healthcare Holdings, Inc. stockholders
      Basic                                               $   (0.00)   $   (0.03)   $    0.00    $   (0.05)
      Diluted                                             $   (0.00)   $   (0.03)   $    0.00    $   (0.05)
    Weighted average shares outstanding
      Basic                                                 195,307      157,377      195,307      147,292
      Diluted                                               195,307      157,377      224,726      147,292


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTEGRATED HEALTHCARE HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                              (amounts in 000's)
                                                   (unaudited)


                                    Integrated Healthcare Holdings, Inc. Stockholders
                                    -------------------------------------------------
                                                            Additional
                                         Common Stock         Paid-in     Accumulated    Noncontrolling
                                     Shares      Amount       Capital       Deficit        Interests       Total
                                    ---------   ---------   -----------   -----------    -------------   ---------

Balance, March 31, 2009, adjusted     195,307   $     195   $    61,080   $  (106,501)   $          --   $ (45,226)

Share-based compensation                   --          --            26            --               --          26

Net income                                 --          --            --           307              953       1,260

                                    ---------   ---------   -----------   -----------    -------------   ---------
Balance, September 30, 2009           195,307   $     195   $    61,106   $  (106,194)   $         953   $ (43,940)
                                    =========   =========   ===========   ===========    =============   =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                              INTEGRATED HEALTHCARE HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (amounts in 000's)
                                           (unaudited)

                                                                      Six months ended September 30,
                                                                      ------------------------------
                                                                          2009             2008
                                                                      -------------    -------------
                                                                                        (adjusted)
Cash flows from operating activities:
Net income (loss)                                                     $       1,260    $      (7,410)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
       Depreciation and amortization of property and equipment                1,820            1,783
       Provision for doubtful accounts                                       16,512           21,661
       Amortization of debt issuance costs                                      124              264
       Common stock warrant expense                                              --               22
       Impairment - due from Lender                                          11,253               --
       Noncash share-based compensation expense                                  26               30
       Noncash recovery relating to impaired property and equipment            (195)              --
Changes in operating assets and liabilities:
       Accounts receivable                                                  (13,340)         (14,745)
       Inventories of supplies                                                 (212)            (133)
       Due from governmental payers                                          (4,181)            (295)
       Prepaid insurance, other prepaid expenses and
         current assets, and other assets                                    (4,393)          (1,035)
       Accounts payable                                                      (3,243)           3,856
       Accrued compensation and benefits                                        347              306
       Due to governmental payers                                                --             (708)
       Accrued insurance retentions and other current liabilities             2,670            1,263
                                                                      -------------    -------------
         Net cash provided by operating activities                            8,448            4,859
                                                                      -------------    -------------

Cash flows from investing activities:
       Decrease in restricted cash                                               (3)               5
       Additions to property and equipment                                     (737)            (719)
                                                                      -------------    -------------
         Net cash used in investing activities                                 (740)            (714)
                                                                      -------------    -------------

Cash flows from financing activities:
       Drawdown on revolving line of credit, net                                 --            3,501
       Paydown on convertible note                                               --           (3,732)
       Excess funds withheld by Lender                                       (5,677)              --
       Issuance of common stock                                                  --            3,732
       Issuance of purchase right                                                --               50
       Noncontrolling interests distributions                                    --           (1,200)
       Payments on capital lease obligations                                   (416)            (221)
                                                                      -------------    -------------
         Net cash provided by (used in) financing activities                 (6,093)           2,130
                                                                      -------------    -------------

Net increase in cash and cash equivalents                                     1,615            6,275
Cash and cash equivalents, beginning of period                                3,514            3,141
                                                                      -------------    -------------
Cash and cash equivalents, end of period                              $       5,129    $       9,416
                                                                      =============    =============

Supplemental information:
       Cash paid for interest                                         $         348    $       5,576
                                                                      =============    =============
       Cash paid for income taxes                                     $       1,505    $          37
                                                                      =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                               6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the results for the entire 2010 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009.

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

         The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 9), is a variable interest entity as defined by GAAP and, accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all amounts included in these notes to the unaudited condensed consolidated financial statements are expressed in thousands (except per share amounts, percentages and stock option prices and values).

         CODIFICATION - In June 2009, the Financial Accounting Standards Board ("FASB") issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Due to the adoption of this standard during the three months ended September 30, 2009, the Company's financial statements will no longer cite specific GAAP references. The adoption of this standard did not have an effect on the Company's financial condition, results of operations or cash flows.

         LENDER RECEIVERSHIP AND DEFAULT - On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Company's Lender (Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III) and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver ("Lender's Estate") by the Honorable David O. Carter, Judge of the United States District Court in this securities fraud enforcement action (Note 11).

         Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Estate included in these notes to the unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

         As of September 30, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, the Company has impaired the $11.3 million balance in the accompanying unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2009.

         Due to the Lender's inability to perform on its commitments to the Company, it has not advanced funds to the Company since May 2009 or returned $11.3 million of improperly converted funds to the Company under the $50 million Revolving Credit Agreement, therefore, the Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

         LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of September 30, 2009, the Company has a working capital deficit of $92.0 million and accumulated total deficiency of $43.9 million. As noted above, the Lender collected and retained $11.3 million in excess of the amounts due to it, and the Lender is no longer advancing funds to the Company, under the $50 million Revolving Credit Agreement (Note 3). As a result, the Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company.

         At September 30, 2009, the Company was in compliance with all debt covenants. However, given the history of non-compliance and high unlikelihood of compliance in fiscal year 2010, the Company's noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2009 (Note 3). Not withstanding the uncured default by the Lender on the $50 million Revolving Credit Agreement, as of September 30, 2009, the Company has accrued, but not paid, interest totaling $2.0 million for the three months ended September 30, 2009, which could give the Lender cause to place the debt in default.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

         CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its long term debt from the same Lender (Note 3) and, thus, is subject to significant credit risk as a result of the Lender's inability to perform.

         The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 68.8% and 62.6% of the net operating revenues for the three months ended September 30, 2009 and 2008, respectively, and 65.4% and 60.1% for the six months ended September 30, 2009 and 2008, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

         USE OF ESTIMATES - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and prevailing practices for investor owned entities within the healthcare industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, risk sharing programs, and patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $153 and $1,618 as of September 30 and March 31, 2009, respectively.

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

         The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and six months ended September 30, 2009, the Company recorded $44.0 and $215.3, respectively, in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2008, the Company recorded $171.0 in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2008, the Company reversed $1,429.6 in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. As of March 31, 2009, the Company had reversed all reserves for excess outlier payments.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $0 and $38 during the three months ended September 30, 2009 and 2008, respectively, and $5,034 and $7,634 during the six months ended September 30, 2009 and 2008, respectively. The related revenue recorded for the three months ended September 30, 2009 and 2008 was $7,026 and $4,075, respectively, and $10,585 and $7,929 for the six months ended September 30, 2009 and 2008, respectively. As of September 30 and March 31, 2009, estimated DSH receivables of $8,229 and $2,679 are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

         The following is a summary of due from governmental payers as of September 30 and March 31, 2009:

                                                 September 30,        March 31,
                                                     2009               2009
                                                  -----------        -----------

Due from government payers
  Medicare                                        $       249        $     1,618
  Medicaid                                              8,229              2,679
                                                  -----------        -----------
                                                  $     8,478        $     4,297
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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $3.0 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $4.5 million and $4.4 million for the six months ended September 30, 2009 and 2008, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of September 30 and March 31, 2009.

         Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. In the absence of prior collection experience and due to the uncertainty of future payment, the Company was unable to estimate receivables relating to this program. These payments were recorded as income when received. In connection with an evaluation of eligibility determination and collection experience for fiscal year 2009, the Company concluded that the expected payments constituted a receivable that was reasonably certain and recorded this as a change in estimate in accordance with GAAP. As of September 30 and March 31, 2009, the Company established a receivable in the amount of $1.3 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

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

         As of September 30 and March 31, 2009, cash and cash equivalents includes approximately $0 and $3.5 million, respectively, deposited in lock box accounts that were swept daily by the Lender under various credit agreements (Note 3). As of September 30 and March 31, 2009, the Lender had collected and retained $11.3 million and $5.6 million, respectively, in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Note 3).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         LETTERS OF CREDIT - At September 30 and March 31, 2009, the Company had outstanding standby letters of credit totaling $1.5 million and $1.5 million, respectively. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender. However, due to the Lender's default (Notes 1 and 3), it is uncertain if the Lender would be able to honor the outstanding standby letters of credit, if presented for payment.

         DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's refinancing (Note 4). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 4) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with GAAP. Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge at the time of refinancing. Debt issuance costs of $61.9 and $123.8 were amortized during the three months and six months ended September 30, 2009, respectively. Debt issuance costs of $139.3 and $263.7 were amortized during the three and six months ended September 30, 2008 (including $14.9 in unamortized costs related to the $3.7 million paydown on the Convertible Note). At September 30 and March 31, 2009, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $254.9 and $254.9, respectively, as debt issuance costs.

         FAIR VALUE MEASUREMENTS - The Company's financial and nonfinancial assets and liabilities recorded in the unaudited condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, all of which are recorded at current value which equals fair value. The Company's debt is also considered a financial liability for which the Company is unable to reasonably determine the fair value.

         In September 2006, the FASB issued a standard that established a common definition for fair value to be applied to GAAP requiring use of fair value, established a framework for measuring fair value, and expanded disclosures about such fair value measurements. The standard also established a hierarchy for ranking the quality and reliability of the information used to determine fair values and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         In April 2009, the FASB issued a standard which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The standard re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept. The standard clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of the standard does not include assets and liabilities measured under level 1 inputs. The standard is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. The Company adopted the standards' provisions effective April 1, 2009, without a material impact to its condensed consolidated financial statements.

         In April 2009, the FASB issued standards that require publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. These standards are effective for interim periods ending after June 15, 2009. The Company adopted the standards' provisions effective April 1, 2009, without a material impact to its condensed consolidated financial statements. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

         WARRANTS - In connection with its Acquisition of the Hospitals and credit agreements, the Company entered into complex transactions that contain warrants (Notes 3 and 4).

         INCOME TAXES - GAAP requires the liability approach for the effect of income taxes. In accordance with GAAP, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its deferred tax assets.

         Effective April 1, 2007, the Company implemented a standard issued by the FASB which clarifies the accounting and disclosure for uncertain tax positions. The Company implemented this standard as of April 1, 2007. The standard prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         NEW ACCOUNTING STANDARDS - In June 2009, the FASB issued a new standard that eliminates the previously allowed exceptions of consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The adoption of this standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a material effect on the unaudited condensed consolidated financial statements.

         In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accompanying unaudited condensed consolidated financial statements were available to be issued on November 13, 2009 and the Company evaluated subsequent events known to it through that date.

         In May 2008, the FASB issued a new standard that clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, the statement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         In March 2008, the FASB issued a new standard that requires enhanced disclosures about an entity's derivative and hedging activities. The Company does not currently have derivatives or enter into hedging activities; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company's unaudited condensed consolidated financial statements.

         In December 2007, the FASB issued a new standard that requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders' equity in the consolidated financial statements. The standard also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of this standard as of April 1, 2009 did not have a material effect on the Company's unaudited condensed consolidated financial statements. In connection with the adoption of this new standard, the prior year financial statements have been adjusted to conform to the new required presentation.

         In December 2007, the FASB issued a new standard that changes the accounting treatment for business combinations on a prospective basis. It requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. The standard also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company had no business combinations during the current reporting periods; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company's unaudited condensed consolidated financial statements. The effect of the adoption of this standard will depend upon the nature and terms of any future business combinations the Company undertakes.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                 SEPTEMBER 30,      MARCH 31,
                                                     2009             2009
                                                 -------------    -------------

Buildings                                        $      33,606    $      33,606
Land and improvements                                   13,523           13,523
Equipment                                               11,960           11,223
Assets under capital leases                              8,991            8,991
                                                 -------------    -------------
                                                        68,080           67,343
Less accumulated depreciation                          (13,749)         (11,929)
                                                 -------------    -------------

              Property and equipment, net        $      54,331    $      55,414
                                                 =============    =============

         The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

         In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future and must complete one set of seismic upgrades to each facility by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit expenses. In addition, there could be other remediation costs pursuant to this seismic retrofit. The Company is unable to estimate these costs at September 30, 2009.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

NOTE 3 - DEBT

         LENDER RECEIVERSHIP AND DEFAULT - As described in Note 1, on July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Company's Lender and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver by the Honorable David O. Carter, Judge of the United States District Court in this securities fraud enforcement action.

         On April 14, 2009, the Company had issued a Demand Letter to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all Excess Amounts collected and retained by it under the $50 million Revolving Credit Agreement, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to the Lockbox Agreement notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

         As of September 30, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, the Company has fully reserved the $11.3 million balance in the accompanying unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2009.

         Due to the Lender's inability to perform on its commitments to the Company, it has not advanced funds to the Company since May 2009 or returned $11.3 million of improperly converted funds to the Company under the $50 million Revolving Credit Agreement, therefore, the Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         The Company's debt payable, all current, to the Lender consists of the following as of September 30 and March 31, 2009.
                                                     September 30,    March 31,
                                                         2009           2009
                                                     ------------   ------------

Revolving line of credit, outstanding borrowings     $         --   $         --
Convertible note                                            5,968          5,968
Secured term note                                          45,000         45,000
Secured non-revolving line of credit, outstanding
  borrowings                                               30,000         30,000
                                                     ------------   ------------
                                                     $     80,968   $     80,968
                                                     ============   ============

      The Company's credit facilities, effective in October 2007, consist of the following instruments:

    o An $80.0 million credit agreement, under which the Company issued a $45.0 million Term Note. Currently, the note bears a fixed interest rate of 10.25% per year.

    o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year.

    o A $10.7 million credit agreement, under which the Company issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note.

    o A $50.0 million Revolving Credit Agreement, under which the Company issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year. As noted above, the Lender is in default under this agreement.

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures at October 8, 2011, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of the assets of the Company and its subsidiaries and the real estate underlying the Company's Hospitals (three of which are owned by PCHI and leased to the Company), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrent with the execution of these credit facilities, the Company issued new and amended warrants (Note 4).

         The Company's credit facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the credit facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. At June 30, 2009, the Minimum Fixed Charge Coverage Ratio reverted to 1.0. At September 30, 2009, the Company was in compliance with all covenants. However, given the history of non-compliance and the high unlikelihood of compliance in fiscal year 2010, the Company's noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance as of September 30, 2009. Not withstanding the uncured default by the Lender on the $50 million Revolving Credit Agreement, as of September 30, 2009, the Company has accrued, but not paid, interest totaling $2.0 million for the three months ended September 30, 2009, which could give the Lender cause to place the debt in default.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         As a condition of the credit facilities, the Company entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI (Note 11). Concurrent with the execution of the Amended Lease, the Company, PCHI, Ganesha Realty, LLC, ("Ganesha"), and West Coast entered into a Settlement Agreement and Mutual Release (Note 11).

         Effective April 2, 2009, the Company entered into the Global Settlement Agreement (Note 11) which affected the terms of the credit facilities.

NOTE 4 - COMMON STOCK WARRANTS

         Concurrent with the execution of the credit facilities (Note 3), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default on its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the effective date of the credit facilities (the "Effective Date"). As of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

         SECURITIES PURCHASE AGREEMENT - On April 8, 2009, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 400 million to 500 million. On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million (the fair value as of July 18, 2008 was $22).

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

         Concurrent with the execution of the Amended Purchase Agreement, the Company and its subsidiaries entered into an amendment of the Payoff Agreement. MPFC III, which is a party to the SPA Amendment, holds a convertible term note in the original principal amount of $10.7 million issued by the Company on October 9, 2007. Under the Amended Payoff Amendment, the Company agreed to pay to its Lender $1.0 million as partial repayment of the $7.0 million outstanding principal balance of the $10.7 million Convertible Term Note upon receipt of $1.0 million from Dr. Chaudhuri's purchase of the Additional Shares. The Company is also obligated under the Amended Payoff Agreement to use the proceeds it receives from future exercises, if any, of Dr. Chaudhuri's Amended Purchase Right under the Amended Purchase Agreement toward early payoff of the remaining balance of the $10.7 million Convertible Term Note.

         Since the Amended Purchase Agreement resulted in a change in control as defined by the Internal Revenue Code ("IRC") Section 382, the Company is subject to limitations on the use of its net operating loss ("NOL") carryforwards (Note
5).

NOTE 5 - INCOME TAXES

         The utilization of NOL and credit carryforwards are limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into the Amended Purchase Agreement (Note 4) which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and state tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations, and these limitations have been incorporated into the tax provision calculation.

         The difference between the reported provision for income taxes and the amount computed by multiplying income before provision for income taxes in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended September 30, 2009 by the statutory federal income tax rate relates to state and local income taxes, net of federal benefits, variable interest entity, and deferred tax adjustments.

         The California Franchise Tax Board has been conducting an ongoing examination of Enterprise Zone hiring tax credits claimed on the Company's California income tax returns filed for the open tax years. However, management of the Company does not anticipate that the examination will result in any material impact to the amount of credits claimed and the Company's consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


NOTE 6 - STOCK INCENTIVE PLAN

         The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of September 30, 2009, the maximum aggregate number of shares under the Plan was 15.9 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

         The Company recorded $13.0 and $26.0 of compensation expense relative to stock options during the three and six months ended September 30, 2009, respectively, and $15.6 and $29.5 during the three and six months ended September 30, 2008, respectively. No options were granted or exercised during the three and six months ended September 30, 2009 and 2008. A summary of stock option activity for the six months ended September 30, 2009 is presented as follows.

                                                                        Weighted-
                                                                         average
                                                Weighted-   Weighted    remaining
                                                 average    average     contractual  Aggregate
                                                exercise   grant date     term       intrinsic
                                     Shares       price    fair value    (years)       value
                                    --------    ---------   ---------   ---------   ------------

Outstanding, March 31, 2009            8,835    $    0.19
     Granted                              --    $      --   $      --
     Exercised                            --    $      --
     Forfeited or expired               (130)   $    0.24
                                    --------    ---------
Outstanding, September 30, 2009        8,705    $    0.19                     5.1   $         --
                                    ========    =========               =========   ============
Exercisable at September 30, 2009      6,918    $    0.20                     4.9   $         --
                                    ========    =========               =========   ============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         A summary of the Company's nonvested options as of September 30, 2009, and changes during the six months ended September 30, 2009 is presented as follows.

                                                                   Weighted-
                                                                    average
                                                                   grant date
                                                 Shares            fair value
                                              ------------       ---------------

Nonvested at March 31, 2009                          2,250       $          0.03
Granted                                                 --                    --
Vested                                                (450)      $          0.02
Forfeited                                              (13)      $          0.06
                                              ------------       ===============
Nonvested at September 30, 2009                      1,787       $          0.03
                                              ============       ===============

         As of September 30, 2009, there was $53.7 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 7 - RETIREMENT PLAN

         The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended September 30, 2009 and 2008, the Company incurred expenses of $768.1 and $794.4, respectively, and $1,534.9 and $1,560.8 during the six months ended September 30, 2009 and 2008, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         Income per share for the three months ended September 30, 2009 was computed as shown below. Stock options and warrants aggregating 301 million shares were not included in the diluted calculation since they were not in-the-money during the three months ended September 30, 2009.


Numerator:
     Net income attributable to
       Integrated Healthcare Holdings, Inc.                             $    307
     Interest on $10.7 million Convertible Term Note                         281
                                                                        --------
     Adjusted net income attributable to
       Integrated Healthcare Holdings, Inc.                             $    588
                                                                        ========

Denominator:
     Weighted average common shares                                      195,307
     Shares - $10.7 million Convertible Term Note                         28,419
     Options in the money, net                                             1,000
                                                                        --------
Denominator for diluted calculation                                      224,726
                                                                        ========

Income per share - basic                                                $   0.00
Income per share - diluted                                              $   0.00


         Since the Company incurred losses for the three months ended September 30, 2009 and the three and six months ended September 30, 2008, antidilutive potential shares of common stock, consisting of approximately 303 million, 203 million and 205 million shares issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for that period.

NOTE 9 - VARIABLE INTEREST ENTITY

         Concurrent with the close on the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their options to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 3)). The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2009, it was owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). In accordance with GAAP, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the Company included the net assets of PCHI, net of consolidation adjustments, in its unaudited condensed consolidated balance sheet at September 30 and March 31, 2009.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         Prior to consolidation with the Company, PCHI's assets, liabilities, and accumulated deficit at September 30 and March 31, 2009 are set forth below.

                                                     September 30,    March 31,
                                                         2009           2009
                                                      ----------     ----------

Cash                                                  $    1,166     $       27
Property, net                                             43,136         43,688
Other                                                         90            133
                                                      ----------     ----------
      Total assets                                    $   44,392     $   43,848
                                                      ==========     ==========


Debt                                                  $   45,000     $   45,000
Other                                                      1,204            534
                                                      ----------     ----------
      Total liabilities                                   46,204         45,534

Accumulated deficit                                       (1,812)        (1,686)
                                                      ----------     ----------
      Total liabilities and accumulated deficit       $   44,392     $   43,848
                                                      ==========     ==========

         As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

         The Company has a lease commitment to PCHI (Note 11). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

         PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. Dr. Chaudhuri and Mr. Thomas are constructively the holders of 107.7 million and
49.5 million shares of the outstanding stock of the Company as of September 30 and March 31, 2009. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

         On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20.0 per month, plus reimbursement of out-of-pocket costs. The agreement was terminated in April 2009. During the three and six months ended September 30, 2009, the Company incurred expenses under the agreement of $0 and $20.0, respectively.

         During the three months ended September 30, 2009 and 2008, the Company paid $2.2 million and $1.5 million, respectively, and $5.8 million and $2.9 million for the six months ended September 30, 2009 and 2008, respectively, to a supplier that is also a shareholder of the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. Effective October As a condition of the credit facilities (Note 3), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. Effective April 2, 2009, the base rental payments were further reduced pursuant to the Global Settlement Agreement (Note 11). The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note 9).

         Concurrent with the execution of the Amended Lease, the Company, PCHI, Ganesha, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby the Company agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the College Avenue Property, and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation. This transaction with PCHI is eliminated in consolidation (Note 9).

         CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $6.8 million and $7.1 million are included in the accompanying unaudited condensed consolidated balance sheets as of September 30 and March 31, 2009, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2009, the Company had accrued $9.1 million and $8.7 million, respectively, which is comprised of $4.4 million and $4.1 million, respectively, in incurred and reported claims, along with $4.7 million and $4.6 million, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2009, the Company had accrued $624 and $711, respectively, comprised of $174 and $202, respectively, in incurred and reported claims, along with $450 and $509, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at September 30 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30 and March 31, 2009, the Company had accrued $1.8 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at September 30 and March 31, 2009.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

         The Company finances various insurance policies at interest rates ranging from 3.88% to 4.80% per annum. The Company incurred finance charges relating to such policies of $35.9 and $24.3 during the three months ended September 30, 2009 and 2008, respectively, and $68.5 and $47.2 during the six months ended September 30, 2009 and 2008, respectively. As of September 30 and March 31, 2009, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

                                          September 30, 2009     March 31, 2009
                                          ------------------     --------------

Prepaid insurance                         $            3,164     $          339


Accrued insurance premiums                $            2,032     $           19
(Included in other current liabilities)

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleged that the Company issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleged that the issuance of warrants to purchase the Company's stock to Dr. Chaudhuri and Mr. Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of as a defendant, in response to a ruling by the Court that each shareholder was a "necessary party" to the action. OC-PIN filed a petition for writ of mandate with the Court of Appeals which sought to overturn the stay imposed by the trial court. This appeal was summarily denied on November 18, 2008.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. ("Shah"), Bruce Mogel, Pacific Coast Holdings Investment, LLC ("PCHI"), West Coast Holdings, LLC ("WCH"), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC ("Ganesha"), William E. Thomas and Medical Capital Corporation and related entities ("Medical Capital") (together, the "Global Settlement Parties") entered into a global settlement agreement and mutual release (the "Global Settlement Agreement"). Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties,
(3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company's agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors' approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders' meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company's Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current. Two stock purchase agreements (the "Stock Purchase Agreements") were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14,700 shares of Common Stock, and
(2) Kali P. Chaudhuri the right to purchase up to 30,600 shares Stock.

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

         On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN. The court has scheduled a hearing on December 7, 2009 for further adjudication of this issue.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

         On June 17, 2009, Dr. Shah demanded that both the Company and PCHI indemnify him for his defense of the Amended Meka Complaint. In response, both the Company and PCHI filed motions to enforce the releases contained in the Global Settlement Agreement, which the Company and PCHI believe waive Dr. Shah's claim for indemnification in the Meka v. Shah lawsuit. The court has not yet ruled on these motions.

         On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint with leave to amend. Plaintiffs have not yet filed a second amended complaint.

         On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243. A hearing date has not yet been set.

         On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2008 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company's management and voluntarily providing information to individuals who intended to use the information to sue the Company. The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


         In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an ex parte application seeking a temporary protective order, a right to attach order, and a writ of attachment. AMVI/Prospect's ex parte application was denied on May 26, 2009, AMVI/Prospect's regularly noticed motion for writ of attachment was likewise denied on June 19, 2009. Pursuant to an arbitration clause in the Risk Pool Agreement, the Company filed a motion to compel arbitration, which was not opposed by AMVI/Prospect. The arbitration proceeding is scheduled to be heard before the American Health Lawyer's Association on December 16, 2009. The Company does not believe that the results of this arbitration will have a material adverse impact on the Company's results of operations.

         On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. On October 22, 2009, the Company and Tenet entered into a settlement and mutual release with respect to the guarantee agreement.

         On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery. Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. The parties are currently exchanging initial discovery in the action. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

         On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress. Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005. On September 9, 2008, the Company filed a "SLAPP Back" motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons' complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action. The Court denied both motions on October 20, 2008. The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009. The remittitur, releasing jurisdiction back to the trial court, is scheduled to issue on December 31, 2009. At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

         We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations, and cash flows. As a result of the Lender's default on our $50.0 million Revolving Credit Agreement, we currently rely solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on our ability to continue as a going concern (see "LENDER RECEIVERSHIP AND DEFAULT").

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a working capital deficit and total deficiency of $92.0 million and $43.9 million, respectively, at September 30, 2009.

         LENDER RECEIVERSHIP AND DEFAULT - On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Company's Lender (Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III) and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas Seaman was appointed receiver ("Lender's Estate") by the Honorable David O. Carter, Judge of the United States District Court in this securities fraud enforcement action.

         Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Estate included in this Item 2.

         On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

         As of September 30, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, the Company fully reserved the $11.3 million balance as of September 30, 2009.

         Due to the Lender's inability to perform on its commitments to the Company, it has not advanced funds to the Company since May 2009 or returned $11.3 million of improperly converted funds to the Company under the $50 million Revolving Credit Agreement, therefore, the Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

         These factors, among others, raise substantial doubt about our ability to continue as a going concern and indicate a need for us to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements or reducing operating expenses.

         Key items for the six months ended September 30, 2009 included:

1.       Net collectible revenues (net operating revenues less provision for doubtful accounts) for the six months ended September 30, 2009 and 2008 were $177.9 million and $167.3 million, respectively, representing an increase of 6.3%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $13.4 million for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

           Inpatient admissions decreased by 2.2% to 13.2 for the six months ended September 30, 2009 compared to 13.5 for the six months ended September 30, 2008. The decline in admissions is primarily related to the closure of the unprofitable geriatric psychiatric unit at Western Medical Center - Santa Ana, an aggressive process by the Orange County Healthcare Agency to improve case management of inmate admissions to Western Medical Center - Anaheim under a fixed fee arrangement, and a decline in deliveries by unfunded immigrants due to the declining economy.

           Uninsured patients, as a percentage of gross charges, decreased to 5.6% from 6.3% for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

2.       Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the six months ended September 30, 2009 were $2.7 million, or 1.4%, lower than during the six months ended September 30, 2008. The most significant factors of this decrease were the $5.1 million decrease in the provision for doubtful accounts and the $7.6 million decrease in other operating expenses. The largest factor in the decrease in the provision for doubtful accounts was the result of improved recovery from a non-contracted managed care payer. The decrease in other operating expenses was due primarily to a $3.6 million decrease in professional fees, largely the result of improved dispute resolution. However, these decreases were offset by a loss of $11.3 million resulting from the impairment of the amounts due to us from our Lender (see "LENDER RECEIVERSHIP AND DEFAULT").

           Financing costs: We completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, we entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "REFINANCING").

           At September 30, 2009, we were in compliance with all of our debt covenants. However, given the history of non-compliance and the high unlikelihood of compliance in fiscal year 2010, our noncurrent debt of $81.0 million will continue to be classified as current.

         REFINANCING - Effective October 9, 2007, we and our Lender executed agreements to refinance the Lender's credit facilities aggregating up to $140.7 million in principal amount. The credit facilities replaced our previous credit facilities with the Lender, which matured on March 2, 2007. We had been operating under an Agreement to Forbear with the Lender with respect to the previous credit facilities.

Our credit facilities consist of the following instruments:

    o An $80.0 million credit agreement, under which we issued a $45.0 million Term Note. Currently, the note bears a fixed interest rate of 10.25% per year.

    o A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year.

    o A $10.7 million credit agreement, under which we issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note.

    o A $50.0 million Revolving Credit Agreement, under which we issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year (subject to reduction to 18% if the $45.0 million Term Loan is repaid prior to its maturity) and an unused commitment fee of 0.50% per year. As noted above, the Lender is in default under this agreement.

         Each of the above credit agreements and notes (i) required a 1.5% origination fee due at funding, (ii) matures at October 8, 2011, (iii) requires monthly payments of interest and repayment of principal upon maturity, (iv) are collateralized by all of our and our subsidiaries' assets and the real estate underlying our Hospitals (three of which are owned by PCHI and leased to us), and (v) are guaranteed by Orange County Physicians Investment Network, LLC ("OC-PIN") and West Coast Holdings, LLC ("West Coast"), a member of PCHI, pursuant to separate Guaranty Agreements in favor of the Lender. Concurrent with the execution of these credit facilities, we issued new and amended warrants.

         Our credit facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the credit facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. At June 30, 2009, the Minimum Fixed Charge Coverage Ratio reverted to 1.0. At September 30, 2009, we were in compliance with all covenants. However, given the history of non-compliance and the high unlikelihood of compliance in fiscal year 2010, our noncurrent debt of $81.0 million will continue to be classified as current in our consolidated balance sheet as of September 30, 2009.

         As a condition of the credit facilities, we entered into an Amended and Restated Triple Net Hospital Building Lease (the "Amended Lease") with PCHI. Concurrent with the execution of the Amended Lease, we, PCHI, Ganesha Realty, LLC, and West Coast entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") whereby we agreed to pay to PCHI $2.5 million as settlement for unpaid rents specified in the Settlement Agreement, relating to the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property"), and for compensation relating to the medical office buildings located at 999 North Tustin Avenue in Santa Ana, California, under a previously executed Agreement to Compensation.

         NEW WARRANTS - Concurrent with the execution of the credit facilities (see "REFINANCING"), we issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of our common stock or up to 4.95% of our common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, we and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of our common stock or up to 31.09% of our common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if we are in default of our previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

         The New Warrants were exercisable as of October 9, 2007, the effective date of the credit facilities (the "Effective Date"). As of the Effective Date, we recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

         RECLASSIFICATION OF WARRANTS - On December 31, 2007, we amended our Articles of Incorporation to increase our authorized shares of common stock from 250 million to 400 million (and subsequently increased the authorized shares to 500 million in April 2009). Accordingly, effective December 31, 2007, we revalued the 24.9 million Restructuring Warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital.

         SECURITIES PURCHASE AGREEMENT - On April 8, 2009, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 400 million to 500 million. On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million (the fair value as of July 18, 2008 was $22).

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

         Concurrent with the execution of the Amended Purchase Agreement, we and our subsidiaries entered into an amendment of the Payoff Agreement. MPFC III, which is a party to the SPA Amendment, holds a convertible term note in the original principal amount of $10.7 million issued by us on October 9, 2007. Under the Amended Payoff Amendment, we agreed to pay to its Lender $1.0 million as partial repayment of the $7.0 million outstanding principal balance of the $10.7 million Convertible Term Note upon receipt of $1.0 million from Dr. Chaudhuri's purchase of the Additional Shares. We are also obligated under the Amended Payoff Agreement to use the proceeds it receives from future exercises, if any, of Dr. Chaudhuri's Amended Purchase Right under the Amended Purchase Agreement toward early payoff of the remaining balance of the $10.7 million Convertible Term Note.

         Since the Amended Purchase Agreement resulted in a change in control, we are subject to limitations on the use of its net operating loss carryforwards.

         LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the closing of the Acquisition as of March 8, 2005, we entered into a sale leaseback type agreement with a related party entity, PCHI. We lease substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the credit facilities (see "REFINANCING"), we entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants us the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until we refinance our $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, we may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. Effective April 2, 2009, the base rental payments were further reduced pursuant to the Global Settlement Agreement (see "Part II - OTHER INFORMATION, Item 1. LEGAL PROCEEDINGS"). The Amended Lease also gives PCHI sole possession of the College Avenue Property that is unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation.

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

         CASH FLOW - Net cash provided by operating activities for the six months ended September 30, 2009 and 2008 was $8.4 million and $4.8 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, totaled $3.0 million and $(5.4) million for the six months ended September 30, 2009 and 2008, respectively. We used $5.8 million and produced $10.2 million in working capital for the six months ended September 30, 2009 and 2008, respectively. Net cash produced by growth in (used in payment of) accounts payable, accrued compensation and benefits and other current liabilities was $(0.2) million and $5.4 million for the six months ended September 30, 2009 and 2008, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $3.2 million and $6.9 million for the six months ended September 30, 2009 and 2008, respectively.

         Net cash used in investing activities during the six months ended September 30, 2009 and 2008 was $0.7 million and $0.7 million, respectively. During the six months ended September 30, 2009 and 2008, we invested $0.7 million and $0.7 million in cash, respectively, in new equipment.

         Net cash provided by (used in) financing activities for the six months ended September 30, 2009 and 2008 was $(6.1) million and $2.1 million, respectively. The net cash used in financing activities for the six months ended September 30, 2009 was primarily due to $5.7 million in amounts collected and retained by the Lender in excess of the amounts due to the Lender under the $50.0 million Revolving Credit Agreement.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the three and six months ended September 30, 2009 and 2008, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                  Three months ended   Six months ended
                                                    September 30,       September 30,
                                                  -----------------   -----------------
                                                   2009      2008      2009      2008
                                                  -------   -------   -------   -------

Net operating revenues                              100.0%    100.0%    100.0%    100.0%
                                                  -------   -------   -------   -------

Operating expenses:
       Salaries and benefits                         51.8%     56.4%     53.4%     56.4%
       Supplies                                      13.0%     12.7%     13.3%     12.9%
       Provision for doubtful accounts                7.6%     12.5%      8.5%     11.5%
       Other operating expenses                      14.0%     19.9%     14.7%     19.1%
       Depreciation and amortization                  0.9%      0.9%      0.9%      0.9%
       Impairment - due from Lender                  11.0%      0.0%      5.8%      0.0%
                                                  -------   -------   -------   -------
                                                     98.3%    102.5%     96.6%    100.8%
                                                  -------   -------   -------   -------

Operating income (loss)                               1.7%     (2.5%)     3.4%     (0.8%)
                                                  -------   -------   -------   -------

Other expense:
       Interest expense, net                         (2.4%)    (2.9%)    (2.4%)    (3.1%)
                                                  -------   -------   -------   -------
                                                     (2.4%)    (2.9%)    (2.4%)    (3.1%)
                                                  -------   -------   -------   -------

Income (loss) before provision for income taxes      (0.7%)    (5.4%)     1.0%     (3.9%)
       Provision for income taxes                     0.6%     (0.0%)    (0.3%)     0.0%
                                                  -------   -------   -------   -------
Net income (loss)                                    (0.1%)    (5.4%)     0.7%     (3.9%)
       Net loss (income) attributable to
          noncontrolling interests                   (0.7%)     0.5%     (0.5%)     0.0%
                                                  -------   -------   -------   -------
Net income (loss) attributable to
       Integrated Healthcare Holdings, Inc.          (0.8%)    (4.9%)     0.2%     (3.9%)
                                                  =======   =======   =======   =======

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

         NET OPERATING REVENUES - Net operating revenues for the three months ended September 30, 2009 increased 6.2% compared to the same period in fiscal year 2009, from $95.5 million to $101.4 million. Admissions increased by 0.3% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Net operating revenues per admission improved by 5.8% during the three months ended September 30, 2009 as a result of negotiated managed care and governmental payment rate increases (most significantly, state disproportionate share, county and county organized plan revenues improved $7.7 million). Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2009 and 2008 were $3.0 million and $2.1 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 68.8% and 62.6% of the net operating revenues for the three months ended September 30, 2009 and 2008, respectively.

         Uninsured patients, as a percentage of gross charges, decreased to 6.0% from 6.1% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

         Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectible Revenues were $93.7 million (net revenues of $101.4 million less $7.7 million in provision for doubtful accounts) and $83.6 million (net revenues of $95.5 million less $11.9 million in provision for doubtful accounts) for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $10.1 million. There was also an increase in Net Collectible Revenues per admission of 11.8% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

         OPERATING EXPENSES - Operating expenses for the three months ended September 30, 2009 increased to $99.7 million from $97.8 million, an increase of $1.9 million, or 1.9%, compared to the same period in fiscal year 2009. Operating expenses expressed as a percentage of net operating revenues for the three months ended September 30, 2009 and 2008 were 98.3% and 102.5%, respectively. On a per admission basis, operating expenses increased 1.6%.

         Salaries and benefits decreased $1.4 million (2.6%) for the three months ended September 30, 2009 compared to the same period in fiscal year 2009. Contract labor decreased $2.2 million as nurses returned to the workforce in response to the current economic downturn.

         Other operating expenses for the three months ended September 30, 2009 decreased $4.8 million, or 25.3%, compared to the same period in fiscal year 2009, primarily due to a $2.9 million decrease in professional fees during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in professional fees was due primarily to the result of improved dispute resolution.

         The provision for doubtful accounts for the three months ended September 30, 2009 decreased to $7.7 million from $11.9 million, or 35.3%, compared to the same period in fiscal year 2009. The decrease was primarily the result of improved recovery from a non-contracted managed care payer.

         During the three months ended September 30, 2009, the Company recorded an impairment loss of $11.3 million relating to the amounts due from Lender (see "LENDER RECEIVERSHIP AND DEFAULT").

         OPERATING INCOME (LOSS) - The operating income for the three months ended September 30, 2009 was $1.7 million compared to an operating loss of $2.3 million for the three months ended September 30, 2008.

         OTHER EXPENSE - Interest expense for the three months ended September 30, 2009 was $2.4 million compared to $2.8 million for the same period in fiscal year 2009. The decrease primarily related to the reduction in the outstanding balance of the Company's $50 million Revolving Line of Credit.

         NET LOSS - Net loss for the three months ended September 30, 2009 was $0.8 million compared to $4.7 million for the same period in fiscal year 2009.

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2008

         NET OPERATING REVENUES - Net operating revenues for the six months ended September 30, 2009 increased 2.9% compared to the same period in fiscal year 2009, from $189.0 million to $194.4 million. Admissions decreased by 2.2% for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. The decline in admissions is primarily related to the closure of the unprofitable geriatric psychiatric unit at Western Medical Center
- Santa Ana, an aggressive process by the Orange County Healthcare Agency to improve case management of inmate admissions to Western Medical Center - Anaheim under a fixed fee arrangement, and a decline in deliveries by unfunded immigrants due to the declining economy. Net operating revenues per admission improved by 5.4% during the six months ended September 30, 2009 as a result of negotiated managed care and governmental payment rate increases (most significantly, state disproportionate share, county and county organized plan revenues improved $7.6 million). Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the six months ended September 30, 2009 and 2008 were $4.5 million and $4.4 million, respectively.

         Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65.4% and 60.1% of the net operating revenues for the six months ended September 30, 2009 and 2008, respectively.

         Uninsured patients, as a percentage of gross charges, decreased to 5.6% from 6.3% for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

         Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net Collectible Revenues were $177.9 million (net revenues of $194.4 million less $16.5 million in provision for doubtful accounts) and $167.3 million (net revenues of $189.0 million less $21.7 million in provision for doubtful accounts) for the six months ended September 30, 2009 and 2008, respectively, representing an increase of $10.6 million. There was also an increase in Net Collectible Revenues per admission of 8.9% for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

         OPERATING EXPENSES - Operating expenses for the six months ended September 30, 2009 decreased to $187.9 million from $190.6 million, a decrease of $2.7 million, or 1.4%, compared to the same period in fiscal year 2009. Operating expenses expressed as a percentage of net operating revenues for the six months ended September 30, 2009 and 2008 were 96.6% and 100.8%, respectively. On a per admission basis, operating expenses increased 1.0%.

         Salaries and benefits decreased $2.7 million (2.5%) for the six months ended September 30, 2009 compared to the same period in fiscal year 2009, primarily due to the decline in admissions. Contract labor decreased $4.6 million as nurses returned to the workforce in response to the current economic downturn.

         Other operating expenses relative to net operating revenues for the six months ended September 30, 2009 decreased $7.6 million, or 20.9%, compared to the same period in fiscal year 2009, primarily due to the decline in admissions and decreases in professional fees ($3.6 million decrease), repairs and maintenance ($0.7 million decrease), and purchased services ($1.3 million decrease).

         The provision for doubtful accounts for the six months ended September 30, 2009 decreased to $16.5 million from $21.7 million, or 24.0%, compared to the same period in fiscal year 2009. The decrease in the provision for doubtful accounts for the six months ended September 30, 2009 is primarily due to improvement in collections, which were 3.0% higher during the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

         During the six months ended September 30, 2009, the Company recorded an impairment loss of $11.3 million relating to the amounts due from Lender (see "LENDER RECEIVERSHIP AND DEFAULT").

         OPERATING INCOME (LOSS) - The operating income for the six months ended September 30, 2009 was $6.5 million compared to an operating loss of $1.6 million for the six months ended September 30, 2008.

         OTHER EXPENSE - Interest expense for the six months ended September 30, 2009 was $4.6 million compared to $5.8 million for the same period in fiscal year 2009. The decrease primarily related to the reduction in the outstanding balance of the Company's $50 million Revolving Line of Credit.

         NET INCOME (LOSS) - Net income for the six months ended September 30, 2009 was $0.3 million compared to a net loss of $7.5 million for the same period in fiscal year 2009.

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

         Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $153 and $1,618 as of September 30 and March 31, 2009, respectively.

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

         The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and six months ended September 30, 2009, the Company recorded $44.0 and $215.3, respectively, in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2008, the Company recorded $171.0 in Final Notice of Program Reimbursement settlements. During the three and six months ended September 30, 2008, the Company reversed $1,429.6 in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. As of March 31, 2009, the Company reversed all reserves for excess outlier payments.

         The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $0 and $38 during the three months ended September 30, 2009 and 2008, respectively, and $5,034 and $7,634 during the six months ended September 30, 2009 and 2008, respectively. The related revenue recorded for the three months ended September 30, 2009 and 2008 was $7,026 and $4,075, respectively, and $10,585 and $7,929 for the six months ended September 30, 2009 and 2008, respectively. As of September 30 and March 31, 2009, estimated DSH receivables of $8,229 and $2,679.

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

         The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $3.0 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $4.5 million and $4.4 million for the six months ended September 30, 2009 and 2008, respectively.

         Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 180 days were fully reserved in contractual allowances as of September 30 and March 31, 2009.

         Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. In the absence of prior collection experience and due to the uncertainty of future payment, the Company was unable to estimate receivables relating to this program. These payments were recorded as income when received. In connection with an evaluation of eligibility determination and collection experience for fiscal year 2009, the Company concluded that the expected payments constituted a receivable that was reasonably certain and recorded this as a change in estimate in accordance with GAAP. As of September 30 and March 31, 2009, the Company established a receivable in the amount of $1.3 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

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

         INCOME TAXES - GAAP requires the liability approach for the effect of income taxes. In accordance with GAAP, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its deferred tax assets.

         Effective April 1, 2007, the Company implemented a standard issued by the FASB which clarifies the accounting and disclosure for uncertain tax positions. The Company implemented this standard as of April 1, 2007. The standard prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2009, the Company had accrued $9.1 million and $8.7 million, respectively, which is comprised of $4.4 million and $4.1 million, respectively, in incurred and reported claims, along with $4.7 million and $4.6 million, respectively, in estimated IBNR.

         The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2009, the Company had accrued $624 and $711, respectively, comprised of $174 and $202, respectively, in incurred and reported claims, along with $450 and $509, respectively, in estimated IBNR.

         Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at September 30 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30 and March 31, 2009, the Company had accrued $1.8 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at September 30 and March 31, 2009.

         The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

RECENT ACCOUNTING STANDARDS

         In June 2009, the Financial Accounting Standards Board ("FASB") issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Due to the adoption of this standard during the three months ended September 30, 2009, the Company will no longer cite specific GAAP references in this Item 2. The adoption of this standard did not have an effect on the Company's financial condition, results of operations or cash flows.

         In June 2009, the FASB issued a new standard that eliminates the previously allowed exceptions of consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The adoption of this standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a material effect on the unaudited condensed consolidated financial statements.

         In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accompanying unaudited condensed consolidated financial statements were available to be issued on November 13, 2009 and the Company evaluated subsequent events known to it through that date.

         In May 2008, the FASB issued a new standard that clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, the statement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's unaudited condensed consolidated financial statements.

         In March 2008, the FASB issued a new standard that requires enhanced disclosures about an entity's derivative and hedging activities. The Company does not currently have derivatives or enter into hedging activities; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company's unaudited condensed consolidated financial statements.

         In December 2007, the FASB issued a new standard that requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders' equity in the consolidated financial statements. The standard also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of this standard as of April 1, 2009 did not have a material effect on the Company's unaudited condensed consolidated financial statements. In connection with the adoption of this new standard, the prior year financial statements have been adjusted to conform to the new required presentation.

         In December 2007, the FASB issued a new standard that changes the accounting treatment for business combinations on a prospective basis. It requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. The standard also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company had no business combinations during the current reporting periods; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company's unaudited condensed consolidated financial statements. The effect of the adoption of this standard will depend upon the nature and terms of any future business combinations the Company undertakes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of September 30 2009, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of September 30, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         During the quarter ended September 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' then threatened attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements.

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

         On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleged that the Company issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleged that the issuance of warrants to purchase the Company's stock to Dr. Chaudhuri and Mr. Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of as a defendant, in response to a ruling by the Court that each shareholder was a "necessary party" to the action. OC-PIN filed a petition for writ of mandate with the Court of Appeals which sought to overturn the stay imposed by the trial court. This appeal was summarily denied on November 18, 2008.

         On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. ("Shah"), Bruce Mogel, Pacific Coast Holdings Investment, LLC ("PCHI"), West Coast Holdings, LLC ("WCH"), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC ("Ganesha"), William E. Thomas and Medical Capital Corporation and related entities ("Medical Capital") (together, the "Global Settlement Parties") entered into a global settlement agreement and mutual release (the "Global Settlement Agreement"). Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties,
(3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company's agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors' approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders' meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company's Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current. Two stock purchase agreements (the "Stock Purchase Agreements") were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14,700 shares of Common Stock, and
(2) Kali P. Chaudhuri the right to purchase up to 30,600 shares Stock.

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

         On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN. The court has scheduled a hearing on December 7, 2009 for further adjudication of this issue.

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

         On June 17, 2009, Dr. Shah demanded that both the Company and PCHI indemnify him for his defense of the Amended Meka Complaint. In response, both the Company and PCHI filed motions to enforce the releases contained in the Global Settlement Agreement, which the Company and PCHI believe waive Dr. Shah's claim for indemnification in the MEKA V. SHAH lawsuit. The court has not yet ruled on these motions.

         On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint with leave to amend. Plaintiffs have not yet filed a second amended complaint.

         On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243. A hearing date has not yet been set.

         On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2008 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company's management and voluntarily providing information to individuals who intended to use the information to sue the Company. The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

         In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an ex parte application seeking a temporary protective order, a right to attach order, and a writ of attachment. AMVI/Prospect's ex parte application was denied on May 26, 2009, AMVI/Prospect's regularly noticed motion for writ of attachment was likewise denied on June 19, 2009. Pursuant to an arbitration clause in the Risk Pool Agreement, the Company filed a motion to compel arbitration, which was not opposed by AMVI/Prospect. The arbitration proceeding is scheduled to be heard before the American Health Lawyer's Association on December 16, 2009. The Company does not believe that the results of this arbitration will have a material adverse impact on the Company's results of operations.

         On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. On October 22, 2009, the Company and Tenet entered into a settlement and mutual release with respect to the guarantee agreement.

         On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery. Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. The parties are currently exchanging initial discovery in the action. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

         On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress. Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005. On September 9, 2008, the Company filed a "SLAPP Back" motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons' complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action. The Court denied both motions on October 20, 2008. The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009. The remittitur, releasing jurisdiction back to the trial court, is scheduled to issue on December 31, 2009. At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

ITEM 1A. RISK FACTORS

         On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Company's Lender (Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation
III) and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas Seaman was appointed receiver ("Lender's Estate") by the Honorable David O. Carter, Judge of the United States District Court in this securities fraud enforcement action.

         Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Estate included in this Item 1A.

         On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default of the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

         As of September 30, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, the Company has fully reserved the $11.3 million balance as of September 30, 2009.

         Due to the Lender's inability to perform on its commitments to the Company, it has not advanced funds to the Company since May 2009 or returned $11.3 million of improperly converted funds to the Company under the $50 million Revolving Credit Agreement, therefore, the Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern.

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


                                      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 13, 2009              By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)