Form 10-Q
period 2009-12-31
Integrated Healthcare Holdings Inc
filed 2010-02-11
CIK 1051488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2009; or

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

Large accelerated filer [ ]       Accelerated filer         [ ]
Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 195,307,262 shares outstanding of the registrant's common stock as of February 8, 2010.

================================================================================

                            INTEGRATED HEALTHCARE HOLDINGS, INC.
                                         FORM 10-Q

                                     TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 2009
           and March 31, 2009, adjusted - (unaudited)                                    3

         Condensed Consolidated Statements of Operations for the three and
           nine months ended December 31, 2009 and 2008, adjusted - (unaudited)          4

         Condensed Consolidated Statement of Deficiency
           for the nine months ended December 31, 2009 - (unaudited)                     5

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended December 31, 2009 and 2008, adjusted - (unaudited)               6

         Notes to Condensed Consolidated Financial Statements - (unaudited)              7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        33

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     50

Item 4.  Controls and Procedures                                                        50

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              51

Item 1A. Risk Factors                                                                   56

Item 6.  Exhibits                                                                       57

         Signatures                                                                     57






PART I - FINANCIAL INFORMATION
Item 1.  Financial statements

                                          INTEGRATED HEALTHCARE HOLDINGS, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (amounts in 000's, except par value)


                                                                                    December 31,           March 31,
                                                                                        2009                 2009
                                                                                 ------------------   -----------------
                                                                                                          (adjusted)

                                                         ASSETS
Current assets:
   Cash and cash equivalents                                                      $          4,268     $         3,514
   Restricted cash                                                                              16                  18
   Accounts receivable, net of allowance for doubtful
      accounts of $14,839 and $17,377, respectively                                         53,923              55,876
   Inventories of supplies, at cost                                                          6,302               5,742
   Due from governmental payers                                                              4,257               4,297
   Due from lender                                                                               -               5,576
   Prepaid insurance                                                                         1,782                 339
   Other prepaid expenses and current assets                                                 6,893               5,097
                                                                                 ------------------   -----------------
            Total current assets                                                            77,441              80,459

Property and equipment, net                                                                 54,210              55,414
Debt issuance costs, net                                                                         -                 123

                                                                                 ------------------   -----------------
            Total assets                                                          $        131,651     $       135,996
                                                                                 ==================   =================

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Debt                                                                           $         80,968     $        80,968
   Accounts payable                                                                         49,882              59,265
   Accrued compensation and benefits                                                        18,335              16,809
   Accrued insurance retentions                                                             13,337              11,212
   Other current liabilities                                                                 8,762               6,265
                                                                                 ------------------   -----------------
            Total current liabilities                                                      171,284             174,519

Capital lease obligations, net of current portion
   of $832 and $835, respectively                                                            6,069               6,703
                                                                                 ------------------   -----------------
            Total liabilities                                                              177,353             181,222
                                                                                 ------------------   -----------------

Commitments, contingencies and subsequent events

Deficiency:
   Integrated Healthcare Holdings, Inc. stockholders' deficiency:
      Common stock, $0.001 par value; 500,000 shares authorized;
         195,307 shares issued and outstanding                                                 195                 195
      Additional paid in capital                                                            61,119              61,080
      Accumulated deficit                                                                 (108,021)           (106,501)
                                                                                 ------------------   -----------------
         Total Integrated Healthcare Holdings, Inc. stockholders' deficiency               (46,707)            (45,226)
   Noncontrolling interests                                                                  1,005                   -
                                                                                 ------------------   -----------------
            Total deficiency                                                               (45,702)            (45,226)
                                                                                 ------------------   -----------------
            Total liabilities and deficiency                                      $        131,651     $       135,996
                                                                                 ==================   =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                               INTEGRATED HEALTHCARE HOLDINGS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (amounts in 000's, except per share amounts)
                                                            (unaudited)


                                                                 Three months ended                     Nine months ended
                                                                    December 31,                          December 31,
                                                         -----------------------------------   -----------------------------------
                                                              2009               2008                2009               2008
                                                         ----------------  -----------------   -----------------  ----------------
                                                                              (adjusted)                             (adjusted)

Net operating revenues                                    $       94,627    $       100,323     $       288,996    $      289,352
                                                         ----------------  -----------------   -----------------  ----------------

Operating expenses:
   Salaries and benefits                                          53,335             52,972             157,183           159,519
   Supplies                                                       13,909             12,657              39,712            37,098
   Provision for doubtful accounts                                 8,108             10,663              24,620            32,324
   Other operating expenses                                       16,012             16,399              44,640            52,579
   Depreciation and amortization                                     974                898               2,794             2,681
   Impairment - due from Lender (Notes 1 and 3)                        -                  -              11,253                 -
                                                         ----------------  -----------------   -----------------  ----------------
                                                                  92,338             93,589             280,202           284,201
                                                         ----------------  -----------------   -----------------  ----------------

Operating income                                                   2,289              6,734               8,794             5,151
                                                         ----------------  -----------------   -----------------  ----------------

Other expense:
   Interest expense, net                                          (2,394)            (3,411)             (7,018)           (9,199)
   Warrant expense                                                     -                  -                   -               (22)
                                                         ----------------  -----------------   -----------------  ----------------
                                                                  (2,394)            (3,411)             (7,018)           (9,221)
                                                         ----------------  -----------------   -----------------  ----------------

Income (loss) before provision for income taxes                     (105)             3,323               1,776            (4,070)
   Income tax benefit (provision)                                    621                  -                   -               (17)
                                                         ----------------  -----------------   -----------------  ----------------
Net income (loss)                                                    516              3,323               1,776            (4,087)
   Net income attributable to
      noncontrolling interests (Note 9)                           (2,343)              (950)             (3,296)           (1,000)
                                                         ----------------  -----------------   -----------------  ----------------

Net income (loss) attributable to
   Integrated Healthcare Holdings, Inc.                   $       (1,827)   $         2,373     $        (1,520)   $       (5,087)
                                                         ================  =================   =================  ================

Per Share Data:
 Earnings (loss) per common share attributable to
   Integrated Healthcare Holdings, Inc. stockholders
   Basic                                                          ($0.01)             $0.01              ($0.01)           ($0.03)
   Diluted                                                        ($0.01)             $0.01              ($0.01)           ($0.03)
 Weighted average shares outstanding
   Basic                                                         195,307            161,974             195,307           152,204
   Diluted                                                       195,307            195,156             195,307           152,204



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                                INTEGRATED HEALTHCARE HOLDINGS, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                         (amounts in 000's)
                                                             (unaudited)


                                             Integrated Healthcare Holdings, Inc. Stockholders
                                         ----------------------------------------------------------
                                                                         Additional
                                                  Common Stock             Paid-in     Accumulated    Noncontrolling
                                             Shares          Amount        Capital       Deficit        Interests         Total
                                         -----------------------------  ------------  -------------  ----------------  ------------

Balance, March 31, 2009, adjusted             195,307      $      195    $   61,080    $  (106,501)   $            -    $  (45,226)

Share-based compensation                            -               -            39              -                 -            39

Net income (loss)                                   -               -             -         (1,520)            3,296         1,776

Noncontrolling interests distributions              -               -             -              -            (2,291)       (2,291)

                                         -------------    ------------  ------------  -------------  ----------------  ------------
Balance, December 31, 2009                    195,307      $      195    $   61,119    $  (108,021)   $        1,005    $  (45,702)
                                         =============    ============  ============  =============  ================  ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                        INTEGRATED HEALTHCARE HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (amounts in 000's)
                                                    (unaudited)


                                                                                  Nine months ended December 31,
                                                                           ----------------------------------------
                                                                                  2009                  2008
                                                                           ------------------    ------------------
                                                                                                     (adjusted)
Cash flows from operating activities:
Net income (loss)                                                            $         1,776      $         (4,087)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment                            2,794                 2,681
    Provision for doubtful accounts                                                   24,620                32,324
    Amortization of debt issuance costs                                                  186                   386
    Common stock warrant expense                                                           -                    22
    Impairment - due from Lender                                                      11,253                     -
    Noncash share-based compensation expense                                              39                   143
    (Recovery) charge relating to impaired property and equipment                       (195)                  195
Changes in operating assets and liabilities:
    Accounts receivable                                                              (22,667)              (28,680)
    Inventories of supplies                                                             (560)                 (150)
    Due from governmental payers                                                          40                (1,850)
    Prepaid insurance, other prepaid expenses and
      current assets, and other assets                                                (3,107)                 (151)
    Accounts payable                                                                  (9,383)                9,293
    Accrued compensation and benefits                                                  1,526                (1,520)
    Due to governmental payers                                                             -                (1,690)
    Accrued insurance retentions and other current liabilities                         4,622                   273
                                                                           ------------------    ------------------
      Net cash provided by operating activities                                       10,944                 7,189
                                                                           ------------------    ------------------

Cash flows from investing activities:
    Decrease in restricted cash                                                            2                     4
    Additions to property and equipment                                               (1,590)                 (763)
                                                                           ------------------    ------------------
      Net cash used in investing activities                                           (1,588)                 (759)
                                                                           ------------------    ------------------

Cash flows from financing activities:
    Drawdown on revolving line of credit, net                                              -                (6,354)
    Paydown on convertible note                                                            -                (3,732)
    Excess funds withheld by Lender                                                   (5,677)                    -
    Issuance of common stock                                                               -                 3,732
    Issuance of purchase right                                                             -                    50
    Noncontrolling interests distributions                                            (2,291)               (2,150)
    Payments on capital lease obligations                                               (634)                 (917)
                                                                           ------------------    ------------------
      Net cash used in financing activities                                           (8,602)               (9,371)
                                                                           ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                     754                (2,941)
Cash and cash equivalents, beginning of period                                         3,514                 3,141
                                                                           ------------------    ------------------
Cash and cash equivalents, end of period                                    $          4,268      $            200
                                                                           ==================    ==================

Supplemental information:
    Cash paid for interest                                                  $            518      $          8,503
                                                                           ==================    ==================
    Cash paid for income taxes                                              $          1,512      $              -
                                                                           ==================    ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                         6

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results for the entire 2010 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 26, 2009. The prior year's financial statements have been adjusted to reflect the Company's adoption of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification Topic 810, "Consolidation".

      DESCRIPTION OF BUSINESS - Effective March 8, 2005, the Company acquired four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation (the "Acquisition"). The Company owns and operates the four community-based hospitals located in southern California, which are:

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

      CODIFICATION - In June 2009, the FASB issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In connection with the adoption of this standard the Company's financial statements will no longer cite specific GAAP references. The adoption of this standard did not have an effect on the Company's financial condition, results of operations or cash flows.

      LENDER RECEIVERSHIP AND DEFAULT - On July 16, 2009, the SEC filed a fraud complaint with the United States District Court against the parent company and affiliates of the Company's Lender (Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III) and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver ("Lender's Receiver") by the United States District Court in this securities fraud enforcement action (Note 11).

      Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Receiver included in these notes to the unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default on the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

      As of December 31, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender had applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due and intends to pursue the recovery of Excess Amounts from the Lender. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, the Company has impaired the $11.3 million balance in the accompanying unaudited condensed consolidated financial statements as of and for the nine months ended December 31, 2009.

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

      LIQUIDITY AND MANAGEMENT'S PLANS - The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of December 31, 2009, the Company has a working capital deficit of $93.8 million and accumulated total deficiency of $45.7 million. As noted above, the Lender collected and retained $11.3 million in excess of the amounts due to it, and the Lender is no longer advancing funds to the Company, under the $50 million Revolving Credit Agreement (Notes 3 and
12). As a result, the Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company.

      At December 31, 2009, the Company was in not in compliance with all debt covenants and, as noted above, the Lender is in default of the $50 million Revolving Credit Agreement. As a result, the Company's noncurrent debt of approximately $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009 (Notes 3 and 12). Not withstanding the uncured default by the Lender on the $50 million Revolving Credit Agreement, as of December 31, 2009, the Company has accrued, but not paid, interest totaling $4.2 million for the period from July 1 through December 31, 2009, which could give the Lender cause to place the debt in default.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

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

      Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57% and 56% of the net operating revenues for the three months ended December 31, 2009 and 2008, respectively, and 58% and 56% for the nine months ended December 31, 2009 and 2008, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

      USE OF ESTIMATES - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and prevailing practices for investor owned entities within the healthcare industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, income taxes, self-insurance reserves, and net patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $332 and $1,618 as of December 31 and March 31, 2009, respectively.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2009 was an increase from $20.045 to $23.140. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

      The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and nine months ended December 31, 2009, the Company recorded $0 and $215.3, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2008, the Company recorded $172.5 and $460.7, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2008, the Company reversed $78.4 and $1,678.0, respectively, in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. As of March 31, 2009, the Company had reversed all reserves for excess outlier payments.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $8.2 million and $6.8 million during the three months ended December 31, 2009 and 2008, respectively, and $13.2 million and $14.5 million during the nine months ended December 31, 2009 and 2008, respectively. The related revenue recorded for the three months ended December 31, 2009 and 2008 was $3.9 million and $8.2 million, respectively, and $14.4 million and $16.2 million for the nine months ended December 31, 2009 and 2008, respectively. As of December 31 and March 31, 2009, estimated DSH receivables of $3.9 million and $2.7 million are included in due from governmental payers in the accompanying unaudited condensed consolidated balance sheets.

      The following is a summary of due from governmental payers as of December 31 and March 31, 2009:

                                                December 31,    March 31,
                                                    2009          2009
                                                ------------   ------------

Due from government payers
  Medicare                                      $        332   $      1,618
  Medicaid                                             3,925          2,679
                                                ------------   ------------
                                                $      4,257   $      4,297
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

      The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.0 million and $2.0 million for the three months ended December 31, 2009 and 2008, respectively, and $6.5 million and $6.4 million for the nine months ended December 31, 2009 and 2008, respectively.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2009 based on historical collections experience.

      Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. In the absence of prior collection experience and due to the uncertainty of future payment, the Company was unable to estimate receivables relating to this program. These payments were recorded as income when received. In connection with an evaluation of eligibility determination and collection experience for fiscal year 2009, the Company concluded that the expected payments constituted a receivable that was reasonably certain and recorded this as a change in estimate in accordance with GAAP. As of December 31 and March 31, 2009, the Company established a receivable in the amount of $1.2 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

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

      As of December 31 and March 31, 2009, cash and cash equivalents includes approximately $0 and $3.5 million, respectively, deposited in lock box accounts that were swept daily by the Lender under various credit agreements (Note 3). As of December 31 and March 31, 2009, the Lender had collected and retained $11.3 million and $5.6 million, respectively, in excess of the amounts due to it under the $50 million Revolving Credit Agreement (Notes 3 and 12).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      LETTERS OF CREDIT - At December 31 and March 31, 2009, the Company had outstanding standby letters of credit totaling $1.5 million. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender. However, due to the Lender's receivership and default (Notes 1 and 3), it is uncertain if the Lender would be able to honor the outstanding standby letters of credit, if presented for payment.

      DEBT ISSUANCE COSTS - This deferred charge consists of the $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's debt (Note 3). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 3) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with GAAP. Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge at the time of refinancing. Debt issuance costs of $61.9 and $185.7 were amortized during the three months and nine months ended December 31, 2009, respectively. Debt issuance costs of $122.4 and $386.1 were amortized during the three and nine months ended December 31, 2008 (including $14.9 in unamortized costs related to the $3.7 million paydown on the Convertible Note). At December 31 and March 31, 2009, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $191.8 and $254.9, respectively, as debt issuance costs.

      FAIR VALUE MEASUREMENTS - The Company's financial and nonfinancial assets and liabilities recorded in the unaudited condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, all of which are recorded at book value which approximates fair value. The Company's debt is also considered a financial liability for which the Company is unable to reasonably determine the fair value.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

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

      In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Because the Company's accompanying unaudited condensed consolidated financial statements are considered issued when filed with the SEC, it has evaluated subsequent events to the filing date of this Form 10-Q with the SEC.

      In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's unaudited condensed consolidated financial statements.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                            DECEMBER 31,        MARCH 31,
                                               2009               2009
                                         -----------------   ----------------

Buildings                                 $        33,606     $       33,606
Land and improvements                              13,523             13,523
Equipment                                          12,196             11,223
Construction in progress                              617                  -
Assets under capital leases                         8,991              8,991
                                         -----------------   ----------------
                                                   68,933             67,343
Less accumulated depreciation                     (14,723)           (11,929)
                                         -----------------   ----------------
        Property and equipment, net       $        54,210     $       55,414
                                         =================   ================

      The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future and must complete one set of seismic upgrades to each facility by January 1, 2013. This first set of upgrades is expected to require the Company to incur substantial seismic retrofit expenses. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at December 31, 2009.

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

NOTE 3 - DEBT

      LENDER RECEIVERSHIP AND DEFAULT - As described in Note 1, on July 16, 2009, the SEC filed a fraud complaint with the United States District Court against the parent company and affiliates of the Company's Lender and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver by the United States District Court in this securities fraud enforcement action.

      On April 14, 2009, the Company had issued a Demand Letter to the Lender notifying the Lender that it was in default on the $50 million Revolving Credit Agreement, to make demand for return of all Excess Amounts collected and retained by it under the $50 million Revolving Credit Agreement, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to the Lockbox Agreement notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

      As of December 31, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender had applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due and intends to pursue the recovery of Excess Amounts from the Lender. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, during the prior quarter ended September 30, 2009, the Company fully reserved the amount Due from Lender ($11.3 million in Excess Amounts). See Note 12.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      The Company's debt payable, all current, to the Lender consists of the following as of December 31 and March 31, 2009.

                                                        December 31,  March 31,
                                                            2009        2009
                                                        -----------   ---------

Revolving line of credit, outstanding borrowings           $    --     $    --
Convertible note                                             5,968       5,968
Secured term note                                           45,000      45,000
Secured non-revolving line of credit, outstanding
  borrowings                                                30,000      30,000
                                                           -------     -------
                                                           $80,968     $80,968
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

      o A $10.7 million credit agreement, under which the Company issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note, subject to certain dilution adjustments.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      The Company's credit facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the credit facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. At June 30, 2009, the Minimum Fixed Charge Coverage Ratio reverted to 1.0. At December 31, 2009, the Company was not in compliance with all debt covenants and, as noted above, the Lender is in default of the $50 million Revolving Credit Agreement. As a result, the Company's noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009. Not withstanding the uncured default by the Lender on the $50 million Revolving Credit Agreement, as of December 31, 2009, the Company has accrued, but not paid, interest totaling $4.2 million for the period from July 1 through December 31, 2009, which could give the Lender cause to place the debt in default (see Note 12).

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

NOTE 4 - COMMON STOCK WARRANTS

      Concurrent with the execution of the credit facilities (Note 3), the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default on its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended, at which time the exercise price would be an aggregate of one dollar. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

      The New Warrants were exercisable as of October 9, 2007, the effective date of the credit facilities (the "Effective Date"). As of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

      SECURITIES PURCHASE AGREEMENT - On April 8, 2009, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 400 million to 500 million (see Note 12). On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million (the fair value as of July 18, 2008 was $22).

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      The Purchase Agreement provides Dr. Chaudhuri and Mr. Thomas with certain pre-emptive rights to maintain their respective levels of ownership of the Company's common stock by acquiring additional equity securities concurrent with future issuances by the Company of equity securities or securities or rights convertible into or exercisable for equity securities and also provides them with demand registration rights. These pre-emptive rights and registration rights superseded and replaced their existing pre-emptive rights and registration rights. The Purchase Agreement also contains a release, waiver and covenant not to sue Dr. Chaudhuri in connection with his entry into the Option and Standstill Agreement described below and the consummation of the transactions contemplated under that agreement. Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      Since the Amended Purchase Agreement resulted in a change in control as defined by the Internal Revenue Code ("IRC") Section 382, the Company is subject to limitations on the use of its net operating loss ("NOL") carryforwards (Note
5).

      RECLASSIFICATION OF WARRANTS - On December 31, 2007, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 250 million to 400 million (and subsequently increased the authorized shares to 500 million in April 2009). The increase in authorized shares resulted in the share settlement being within the control of the Company, as a result, effective December 31, 2007, the Company revalued the 24.9 million warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital.

      Also see Notes 11 and 12.

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

      The difference between the reported provision for income taxes and the amount computed by multiplying income before provision for income taxes in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2009 by the statutory federal income tax rate relates to state and local income taxes, net of federal benefits, variable interest entity, and deferred tax adjustments and allowances. Due to the Company's losses incurred during the nine months ended December 31, 2009, the Company fully reversed the income tax expense previously recorded during the three months ended June 30, 2009. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its deferred tax assets.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 6 - STOCK INCENTIVE PLAN

      The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of December 31, 2009, the maximum aggregate number of shares under the Plan was 15.9 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

      The Company recorded $13.0 and $39.0 of compensation expense relative to stock options during the three and nine months ended December 31, 2009, respectively, and $18.0 and $48.0 during the three and nine months ended December 31, 2008, respectively. No options were exercised during the three and nine months ended December 31, 2009 and 2008. A summary of stock option activity for the nine months ended December 31, 2009 is presented as follows.

                                                                                    Weighted-
                                                                                     average
                                                     Weighted-       Weighted-      remaining
                                                      average        average       contractual     Aggregate
                                                     exercise       grant date        term         intrinsic
                                        Shares         price        fair value       (years)         value
                                     -------------  ------------  --------------  -------------  -------------
Outstanding, March 31, 2009                 8,835    $     0.19
     Granted                                    -    $        -    $          -
     Exercised                                  -    $        -
     Forfeited or expired                    (150)   $     0.24
                                     -------------
Outstanding, December 31, 2009              8,685    $     0.19                            5.0    $         -
                                     =============  ============                  =============  =============
Exercisable at December 31, 2009            7,473    $     0.20                            4.7    $         -
                                     =============  ============                  =============  =============

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      A summary of the Company's nonvested options as of December 31, 2009, and changes during the nine months ended December 31, 2009 is presented as follows.

                                                          Weighted-
                                                           average
                                                         grant date
                                             Shares      fair value
                                          ------------  ------------

Nonvested at March 31, 2009                     2,250    $     0.03
Granted                                             -    $        -
Vested                                           (990)   $     0.04
Forfeited                                         (48)   $     0.07
                                          ------------  ------------
Nonvested at December 31, 2009                  1,212    $     0.03
                                          ============  ============

      As of December 31, 2009, there was $40.7 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 7 - RETIREMENT PLAN

      The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended December 31, 2009 and 2008, the Company incurred expenses of $753.3 and $761.7, respectively, and $2,288.2 and $2,322.5 during the nine months ended December 31, 2009 and 2008, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

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

      Since the Company incurred losses for the three and nine months ended potential shares of common stock, consisting of approximately 303 million shares, 303 million shares, and 125 million shares, respectively, issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for that period.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      Income per share for the three ended December 31, 2008 was computed as shown below. Stock options and warrants aggregating approximately 125 million shares were not included in the diluted calculation since they were not in-the-money during the three months ended December 31, 2008.

Numerator:
   Net income attributable to
     Integrated Healthcare Holdings, Inc.                      $        2,373
   Interest on $10.7 million Convertible Term Note                        165
   Adjusted net income attributable to
                                                              ----------------
     Integrated Healthcare Holdings, Inc.                      $        2,538
                                                              ================

Denominator:
   Weighted average common shares                                     161,974
   Shares - $10.7 million Convertible Term Note                        33,182
                                                              ----------------
Denominator for diluted calculation                                   195,156
                                                              ================

Income per share - basic                                       $         0.01
Income per share - diluted                                     $         0.01

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      Prior to consolidation with the Company, PCHI's assets, liabilities, and accumulated deficit at December 31 and March 31, 2009 are set forth below.

                                                  December 31,      March 31,
                                                      2009             2009
                                                  -----------      -----------

Cash                                              $       850      $        27
Property, net                                          43,340           43,688
Other                                                     251              133
                                                  -----------      -----------
      Total assets                                $    44,441      $    43,848
                                                  ===========      ===========


Debt                                              $    45,000      $    45,000
Other                                                   2,554              534
                                                  -----------      -----------
      Total liabilities                                47,554           45,534

Accumulated deficit                                    (3,113)          (1,686)
                                                  -----------      -----------
      Total liabilities and accumulated deficit   $    44,441      $    43,848
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

NOTE 10 - RELATED PARTY TRANSACTIONS

      PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by two LLC's, namely West Coast and Ganesha; which are co-managed by Dr. Sweidan and Dr. Chaudhuri, respectively. Dr. Chaudhuri and Mr. Thomas are constructively the holders of 107.7 million and
49.5 million shares of the outstanding stock of the Company as of December 31 and March 31, 2009. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

      On September 25, 2008, the Company entered into an agreement with a professional law corporation (the "Firm") controlled by a director and shareholder of the Company. The agreement specifies that the Firm will provide services for approximately twenty hours per week as Special Counsel to the Company in connection with the supervision and coordination of various legal matters. For its services, the Firm will be compensated at a flat rate of $20.0 per month, plus reimbursement of out-of-pocket costs. The agreement was terminated in April 2009. During the three months ended December 31, 2009 and 2008, the Company incurred expenses under the agreement of $0 and $60.0, respectively, and $20.0 and $80.0 during the nine months ended December 31, 2009 and 2008, respectively.

      During the three months ended December 31, 2009 and 2008, the Company paid $2.6 million and $1.7 million, respectively, and $8.4 million and $4.6 million for the nine months ended December 31, 2009 and 2008, respectively, to a supplier that is also a shareholder of the Company.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. Effective October 2007, as a condition of the credit facilities (Note 3), the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until the Company refinances its $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. Effective April 2, 2009, the base rental payments were further reduced pursuant to the Global Settlement Agreement (see "CLAIMS AND LAWSUITS"). The Amended Lease also gives PCHI sole possession of the medical office buildings located at 1901/1905 North College Avenue, Santa Ana, California (the "College Avenue Property") that are unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation (Note
9).

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

      CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $6.6 million and $7.1 million are included in the accompanying unaudited condensed consolidated balance sheets as of December 31 and March 31, 2009, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2009, the Company had accrued $10.7 million and $8.7 million, respectively, which is comprised of $4.5 million and $4.1 million, respectively, in incurred and reported claims, along with $6.2 million and $4.6 million, respectively, in estimated IBNR.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2009, the Company had accrued $804 and $711, respectively, comprised of $285 and $202, respectively, in incurred and reported claims, along with $519 and $509, respectively, in estimated IBNR.

      Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31 and March 31, 2009, the Company had accrued $1.8 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at December 31 and March 31, 2009.

      The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

      The Company finances various insurance policies at interest rates ranging from 3.88% to 4.80% per annum. The Company incurred finance charges relating to such policies of $21.4 and $14.0 during the three months ended December 31, 2009 and 2008, respectively, and $89.9 and $61.2 during the nine months ended December 31, 2009 and 2008, respectively. As of December 31 and March 31, 2009, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

                                           December 31, 2009     March 31, 2009
                                           -----------------     --------------

Prepaid insurance                              $    1,782          $      339

Accrued insurance premiums                     $      500          $       19
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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

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

      On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleged that the Company issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleged that the issuance of warrants to purchase the Company's stock to Dr. Chaudhuri and Mr. Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of the Company as a defendant, in response to a ruling by the Court that each shareholder was a "necessary party" to the action. OC-PIN filed a petition for writ of mandate with the Court of Appeals which sought to overturn the stay imposed by the trial court. This appeal was summarily denied on November 18, 2008.

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

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

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

      On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN. On December 7, 2009, Judge Lewis concurred with Judge Taylor's recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN. The court has scheduled a status conference on April 5, 2010 for further consideration of this issue.

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

      On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint. On or about November 23, 2009, Dr. Meka ET AL. filed a Second Amended Complaint (the "Second Amended Meka Complaint"). It appears that the relief sought against the Company in the Second Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Second Amended Meka Complaint on December 23, 2009. The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

      On June 17, 2009, Dr. Shah demanded that both the Company and PCHI indemnify him for his defense of the Amended Meka Complaint. In response, both the Company and PCHI filed motions to enforce the releases contained in the Global Settlement Agreement, which the Company and PCHI believe waive Dr. Shah's claim for indemnification in the Meka v. Shah lawsuit. The court did not rule on PCHI's or the Company's motions, but left intact a prior injunction essentially staying the arbitration of Dr. Shah's indemnity claim.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

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

      On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company's management and voluntarily providing information to individuals who intended to use the information to sue the Company. The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter is set to commence on June 7, 2010. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

      In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an ex parte application seeking a temporary protective order, a right to attach order, and a writ of attachment. AMVI/Prospect's ex parte application was denied on May 26, 2009, AMVI/Prospect's regularly noticed motion for writ of attachment was likewise denied on June 19, 2009. Pursuant to an arbitration clause in the Risk Pool Agreement, the Company filed a motion to compel arbitration, which was not opposed by AMVI/Prospect. On December 2, 2009, the Company and AMVI/Prospect entered into a settlement whereby the Company agreed to pay AMVI/Prospect a total of $800 over seventeen months. The case has accordingly been dismissed with prejudice. The liability for this settlement has been accrued in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

      On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. On October 22, 2009, the Company and Tenet entered into a settlement and mutual release with respect to the guarantee agreement. The liability for this settlement has been accrued in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

      On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery. Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff's allegations. The parties are currently exchanging initial discovery in the action. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

      On January 25, 2010, a potential class action lawsuit was filed against the company by Julie Ross. Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law. At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

      On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress. Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005. On September 9, 2008, the Company filed a "SLAPP Back" motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons' complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action. The Court denied both motions on October 20, 2008. The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009. The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009. At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

      On January 25, 2010, the Company received correspondence purportedly on behalf of OC-PIN challenging the MOU with KPC Resolution Company (Note 12). The letter demanded that the Company take certain action in response to the MOU. The Company issued a response to the letter on February 9, 2010 contesting several factual and legal conclusions therein and is currently awaiting confirmation from the court as to who properly represents OC-PIN.

      On or about August 1, 1996, Southern California Specialty Care, Inc. ("SCSC") entered into a property lease agreement with PCHI whereby SCSC agreed to pay 10 percent of its net income to PCHI each quarter (the "Percentage Rent"). In April 2008, PCHI brought a complaint in arbitration against SCSC alleging SCSC's failure to pay the Percentage Rent since 2005. In November 2009, PCHI and SCSC reached a settlement pursuant to which PCHI received $1.9 million for unpaid Percentage Rent through December 31, 2008, including late fees and litigation expenses, and $407 for Percentage Rent for the first three calendar quarters of 2009. Such amounts were recorded in net operating revenues during the three months ended December 31, 2009.

                      INTEGRATED HEALTHCARE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

      On January 13, 2010, the Company entered into an Amended and Restated Memorandum of Understanding (the "MOU") with Dr. Chaudhuri and KPC Resolution Company, LLC ("KPC"), an affiliate of Dr. Chaudhuri. The MOU amends and restates the original Memorandum of Understanding entered into by the Company and Dr. Chaudhuri on or about August 12, 2009.

      Concurrently with entering into the MOU, KPC entered into a definitive loan purchase agreement with the court-appointed receiver for the Lender to purchase all of the Company's credit facilities with the Lender and the New Warrants to purchase common stock of the Company that were issued to the Lender. Other potential buyers of the credit facilities will have an opportunity to submit competitive bids exceeding the value of the Lender's agreement with KPC through a process referred to as "overbidding." The Company anticipates that the receiver will entertain qualified overbids through March 2010. Any final sale transaction must be approved by the Honorable David O. Carter, Judge of the United States District Court.

      The MOU provides the Company with certain benefits and obligations upon the completion of the acquisition of the credit facilities and the New Warrants by KPC. The following are the material terms of the MOU:

      o The Company will cooperate exclusively with the efforts of Dr. Chaudhuri and KPC to acquire the credit facilities from the Lender.

      o Dr. Chaudhuri will support, subject to the conditions and limitations set forth in the MOU, the continuation through October 2011 of the rent abatement from the Company's landlord, PCHI.

      o The Company has asserted certain claims against the Lender in connection with the Excess Amounts in favor of the Company under the credit facilities, and such claims have been refuted by the Lender. Under the MOU, (i) the Company will furnish to the Lender a release of the Lender, its affiliates and the Lender's Receiver from claims arising out of the credit facilities and certain other claims, including a release of the Excess Amounts, and (ii) Dr. Chaudhuri will pay to the Company an amount equal to the value that such claims would have had as an unsecured claim in the receivership estate of the Lender.

      o The Lender has asserted certain contractual claims against the Company in connection with the credit facilities. Under the MOU, (i) the Company will receive from the Lender a limited release of such claims, and (ii) KPC will waive any right to assert such claims as the successor lender under the credit facilities (including the right to any interest, penalties or fees under the credit facilities for the period prior to KPC's acquisition of the credit facilities).

      o The Company agreed to cooperate with Dr. Chaudhuri and KPC in good faith to restructure the credit facilities in a mutually beneficial manner upon completion of KPC's acquisition of the credit facilities. Among other things, (i) the Company will assist Dr. Chaudhuri and KPC in modifying the Company's $80.0 million Credit Agreement and $10.7 million Credit Agreement to remove accounts receivable as security for those loans, (ii) the $50.0 million Revolving Credit Agreement, under which there is no outstanding balance owing by the Company, will automatically terminate, and
            (iii) if requested by KPC, the Company will extend the maturity date of the $80.0 million Credit Agreement and $10.7 million Credit Agreement for up to three years past their current maturity date of October 8, 2010.

      o The Company will issue a five-year warrant to Dr. Chaudhuri to acquire up to 170.0 million shares of the Company's common stock at an exercise price of $0.05 per share.

      On January 20, 2010, the Board of Directors approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 500 million shares to 800 million shares.

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

OVERVIEW

      On March 8, 2005, we completed our acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation. The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. We also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, we transferred all of the fee interests in the acquired real estate (the "Hospital Properties") to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned indirectly by two of our largest shareholders.

SIGNIFICANT CHALLENGES

      COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In July 2008 and January 2009 we issued equity securities to existing shareholders (see "SECURITIES PURCHASE AGREEMENT" and "GLOBAL SETTLEMENT AGREEMENT").

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

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a working capital deficit and total deficiency of $93.8 million and $45.7 million, respectively, at December 31, 2009.

      LENDER RECEIVERSHIP AND DEFAULT - On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Company's Lender (Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III) and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas Seaman was appointed receiver ("Lender's Receiver") by the United States District Court in this securities fraud enforcement action.

      Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Receiver included in this Item 2.

      On April 14, 2009, we issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default on the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided us with full access to its bank accounts and the accounts are no longer accessible by the Lender.

      As of December 31, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray our obligations under all other loan agreements between us and the Lender. Since January 2009, the Lender had applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. We consider these funds immediately due and intend to pursue the recovery of Excess Amounts from the Lender. We believe that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered. As a result, the $11.3 million in Excess Amounts is fully reserved.

      Due to the Lender's inability to perform on its commitments to us, it has not advanced funds to us since May 2009 or returned $11.3 million of improperly converted funds to us under the $50 million Revolving Credit Agreement, therefore, we currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on the Company's ability to continue as a going concern. See "AMENDED AND RESTATED MEMORANDUM OF UNDERSTANDING."

      These factors, among others, raise substantial doubt about our ability to continue as a going concern and indicate a need for us to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements or reducing operating expenses.

      AMENDED AND RESTATED MEMORANDUM OF UNDERSTANDING - On January 13, 2010, the Company entered into an Amended and Restated Memorandum of Understanding (the "MOU") with Dr. Chaudhuri and KPC Resolution Company, LLC ("KPC"), an affiliate of Dr. Chaudhuri. The MOU amends and restates the original Memorandum of Understanding entered into by us and Dr. Chaudhuri on or about August 12, 2009.

      Concurrently with entering into the MOU, KPC entered into a definitive loan purchase agreement with the court-appointed receiver for the Lender to purchase all of our credit facilities with the Lender and the New Warrants to purchase our common stock that were issued to the Lender. Other potential buyers of the credit facilities will have an opportunity to submit competitive bids exceeding the value of the Lender's agreement with KPC through a process referred to as "overbidding." We anticipate that the receiver will entertain qualified overbids through March 2010. Any final sale transaction must be approved by the Honorable David O. Carter, Judge of the United States District Court.

      The MOU provides us with certain benefits and obligations upon the completion of the acquisition of the credit facilities and the New Warrants by KPC. The following are the material terms of the MOU:

      o We will cooperate exclusively with the efforts of Dr. Chaudhuri and KPC to acquire the credit facilities from the Lender.

      o Dr. Chaudhuri will support, subject to the conditions and limitations set forth in the MOU, the continuation through October 2011 of the rent abatement from our landlord, PCHI.

      o We had asserted certain claims against the Lender in connection with the Excess Amounts in favor of the Company under the credit facilities, and such claims have been refuted by the Lender. Under the MOU, (i) we will furnish to the Lender a release of the Lender, its affiliates and the Lender's Receiver from claims arising out of the credit facilities and certain other claims, including a release of the Excess Amounts, and (ii) Dr. Chaudhuri will pay to the Company an amount equal to the value that such claims would have had as an unsecured claim in the receivership estate of the Lender.

      o The Lender has asserted certain contractual claims against us in connection with the credit facilities. Under the MOU, (i) we will receive from the Lender a limited release of such claims, and (ii) KPC will waive any right to assert such claims as the successor lender under the credit facilities (including the right to any interest, penalties or fees under the credit facilities for the period prior to KPC's acquisition of the credit facilities).

      o We agreed to cooperate with Dr. Chaudhuri and KPC in good faith to restructure the credit facilities in a mutually beneficial manner upon completion of KPC's acquisition of the credit facilities. Among other things, (i) we will assist Dr. Chaudhuri and KPC in modifying our $80.0 million Credit Agreement and $10.7 million Credit Agreement to remove accounts receivable as security for those loans,
            (ii) the $50.0 million Revolving Credit Agreement, under which there is no outstanding balance owing by us, will automatically terminate, and (iii) if requested by KPC, the Company will extend the maturity date of the $80.0 million Credit Agreement and $10.7 million Credit Agreement for up to three years past their current maturity date of October 8, 2010.

      o We will issue a five-year warrant to Dr. Chaudhuri to acquire up to 170 million shares of our common stock at an exercise price of $0.05 per share.

      Key items for the nine months ended December 31, 2009 included:

1. During the nine months ended December 31, 2009 and 2008, we received $2.3 million and $0, respectively, in a settlement between PCHI and a third party for additional back rent. In addition, during the nine months ended December 31, 2009 and 2008, we received a lump sum amendment to the CMAC agreement for $0 and $3.5 million, respectively. Adjusting for these items, net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2009 and 2008 were $262.1 million and $253.5 million, respectively, representing an increase of 3.4%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $6.8 million for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

      Inpatient admissions decreased by 3.0% to 19.5 for the nine months ended December 31, 2009 compared to 20.1 for the nine months ended December 31, 2008. The decline in admissions is primarily related to the closure of the unprofitable geriatric psychiatric unit at Western Medical Center - Santa Ana, an aggressive process by the Orange County Healthcare Agency to improve case management of inmate admissions to Western Medical Center - Anaheim under a fixed fee arrangement, and a decline in deliveries by unfunded immigrants due to the declining economy.

      Uninsured patients, as a percentage of gross charges, decreased to 5.4% from 6.1% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

2. Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the nine months ended December 31, 2009 were $280.2 million, or 1.4%, lower than during the nine months ended December 31, 2008. The most significant factors of this decrease were the $7.7 million decrease in the provision for doubtful accounts and the $7.9 million decrease in other operating expenses. The largest factor in the decrease in the provision for doubtful accounts was the result of improved recovery from a non-contracted managed care payer. The decrease in other operating expenses was due primarily to a $4.8 million decrease in professional fees, largely the result of improved dispute resolution. However, these decreases were offset by a loss of $11.3 million resulting from the impairment of the amounts due to us from our Lender (see "LENDER RECEIVERSHIP AND DEFAULT" and "AMENDED AND RESTATED MEMORANDUM OF UNDERSTANDING").

      Financing costs: We completed the Acquisition of the Hospitals with a high level of debt financing. Effective October 9, 2007, we entered into new financing arrangements with Medical Capital Corporation and its affiliates (see "DEBT").

      At December 31, 2009, we were in not in compliance with all debt covenants and the Lender is in default of the $50 million Revolving Credit Agreement Lender (see "LENDER RECEIVERSHIP AND DEFAULT" and "AMENDED AND RESTATED MEMORANDUM OF UNDERSTANDING"). As a result, our noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

      DEBT - Effective October 9, 2007, we and our Lender executed agreements to refinance the credit facilities aggregating up to $140.7 million in principal amount. The credit facilities replaced our previous credit facilities with the Lender, which matured on March 2, 2007. We had been operating under an Agreement to Forbear with the Lender with respect to the previous credit facilities.

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

      o A $10.7 million credit agreement, under which we issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note, subject to certain dilution adjustments.

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

      Our credit facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. Effective for the period from January 1, 2008 through June 30, 2009, the Lender amended the credit facilities whereby the Minimum Fixed Charge Coverage Ratio, as defined, was reduced from 1.0 to 0.4. At June 30, 2009, the Minimum Fixed Charge Coverage Ratio reverted to 1.0. At December 31, 2009, we were not in compliance with all debt covenants and the Lender is in default of the $50 million Revolving Credit Agreement (see "LENDER RECEIVERSHIP AND DEFAULT" and "AMENDED AND RESTATED MEMORANDUM OF UNDERSTANDING"). As a result, our noncurrent debt of $81.0 million will continue to be classified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

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

      NEW WARRANTS - Concurrent with the execution of the credit facilities (see "DEBT"), we issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of our common stock or up to 4.95% of our common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, we and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of our common stock or up to 31.09% of our common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if we are in default on our previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended, at which time the exercise price would be an aggregate of one dollar. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

      The New Warrants were exercisable as of October 9, 2007, the effective date of the credit facilities (the "Effective Date"). As of the Effective Date, we recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.

      RECLASSIFICATION OF WARRANTS - On December 31, 2007, we amended our Articles of Incorporation to increase our authorized shares of common stock from 250 million to 400 million (and subsequently increased the authorized shares to 500 million in April 2009). The increase in authorized shares resulted in the share settlement being within our control, as a result, effective December 31, 2007, we revalued the 24.9 million warrants and the New Warrants resulting in a change in the fair value of warrant liability of $2.9 million and $11.4 million, respectively, and reclassified the combined warrant liability balance of $25.7 million to additional paid in capital.

      SECURITIES PURCHASE AGREEMENT - On April 8, 2009, we amended our Articles of Incorporation to increase our authorized shares of common stock from 400 million to 500 million. On July 18, 2008, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri has a right to purchase ("Purchase Right") from us 63.3 million shares of our common stock for consideration of $0.11 per share, aggregating $7.0 million (the fair value as of July 18, 2008 was $22).

      The Purchase Agreement provides Dr. Chaudhuri and Mr. Thomas with certain pre-emptive rights to maintain their respective levels of ownership of our common stock by acquiring additional equity securities concurrent with future issuances by us of equity securities or securities or rights convertible into or exercisable for equity securities and also provides them with demand registration rights. These pre-emptive rights and registration rights superseded and replaced their existing pre-emptive rights and registration rights. The Purchase Agreement also contains a release, waiver and covenant not to sue Dr. Chaudhuri in connection with his entry into the Option and Standstill Agreement described below and the consummation of the transactions contemplated under that agreement. Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million.

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

      LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - Concurrent with the closing of the Acquisition as of March 8, 2005, we entered into a sale leaseback type agreement with a related party entity, PCHI. We lease substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. As a condition of the credit facilities (see "DEBT"), we entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants us the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until we refinance our $50.0 million Revolving Line of Credit Loan with a stated interest rate less than 14% per annum or PCHI refinances the $45.0 million Term Note, the annual base rental payments are reduced to $7.1 million. In addition, we may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above. Effective April 2, 2009, the base rental payments were further reduced pursuant to the Global Settlement Agreement (see "Part II - OTHER INFORMATION, Item 1. LEGAL PROCEEDINGS"). The Amended Lease also gives PCHI sole possession of the College Avenue Property that is unencumbered by any claims by or tenancy of the Company. This lease commitment with PCHI is eliminated in consolidation.

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

      CASH FLOW - Net cash provided by operating activities for the nine months ended December 31, 2009 and 2008 was $10.9 million and $7.2 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, totaled $1.3 million and $(1.9) million for the nine months ended December 31, 2009 and 2008, respectively. We used $1.6 million and produced $8.8 million in working capital for the nine months ended December 31, 2009 and 2008, respectively. Net cash produced by growth in (used in payment of) accounts payable, accrued compensation and benefits and other current liabilities was $(3.2) million and $8.0 million for the nine months ended December 31, 2009 and 2008, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $2.0 million and $3.6 million for the nine months ended December 31, 2009 and 2008, respectively.

      Net cash used in investing activities during the nine months ended December 31, 2009 and 2008 was $1.6 million and $0.8 million, respectively. During the nine months ended December 31, 2009 and 2008, we invested $1.6 million and $0.8 million in cash, respectively, in new equipment.

      Net cash used in financing activities for the nine months ended December 31, 2009 and 2008 was $8.6 million and $9.4 million, respectively. The net cash used in financing activities for the nine months ended December 31, 2009 was primarily due to an additional $5.7 million in amounts collected and retained by the Lender for a cumulative $11.3 million in excess of the amounts due to the Lender under the $50.0 million Revolving Credit Agreement. The net cash used in financing activities for the nine months ended December 31, 2008 was primarily due to reduction of $10.1 million on debt.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following table sets forth, for the three and nine months ended December 31, 2009 and 2008, our consolidated statements of operations expressed as a percentage of net operating revenues.

                                                          Three months ended             Nine months ended
                                                             December 31,                  December 31,
                                                      ---------------------------   ---------------------------
                                                          2009           2008           2009           2008
                                                      ------------   ------------   ------------   ------------
Net operating revenues                                     100.0%         100.0%         100.0%         100.0%
                                                      ------------   ------------   ------------   ------------

Operating expenses:
   Salaries and benefits                                    56.4%          52.8%          54.4%          55.1%
   Supplies                                                 14.7%          12.6%          13.7%          12.8%
   Provision for doubtful accounts                           8.6%          10.6%           8.5%          11.2%
   Other operating expenses                                 16.9%          16.4%          15.5%          18.2%
   Depreciation and amortization                             1.0%           0.9%           1.0%           0.9%
   Impairment - due from Lender                              0.0%           0.0%           3.9%           0.0%
                                                      ------------   ------------   ------------   ------------
                                                            97.6%          93.3%          97.0%          98.2%
                                                      ------------   ------------   ------------   ------------

Operating income                                             2.4%           6.7%           3.0%           1.8%
                                                      ------------   ------------   ------------   ------------

Other expense:
   Interest expense, net                                    (2.5%)         (3.4%)         (2.4%)         (3.2%)
                                                      ------------   ------------   ------------   ------------
                                                            (2.5%)         (3.4%)         (2.4%)         (3.2%)
                                                      ------------   ------------   ------------   ------------

Income (loss) before provision for income taxes             (0.1%)          3.3%           0.6%          (1.4%)
   Provision for income taxes                                0.7%           0.0%           0.0%           0.0%
                                                      ------------   ------------   ------------   ------------
Net income (loss)                                            0.6%           3.3%           0.6%          (1.4%)
   Net income attributable to
     noncontrolling interests                               (2.5%)         (0.9%)         (1.1%)         (0.3%)
                                                      ------------   ------------   ------------   ------------
Net income (loss) attributable to
   Integrated Healthcare Holdings, Inc.                     (1.9%)          2.4%          (0.5%)         (1.7%)
                                                      ============   ============   ============   ============

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

      NET OPERATING REVENUES - Net operating revenues for the three months ended December 31, 2009 decreased 5.7% compared to the same period in fiscal year 2009, from $100.3 million to $94.6 million. Net operating revenues for the three months ended December 31, 2009 included $2.3 million received by PCHI in a settlement with a third party for additional back rent. Net operating revenues for the three months ended December 31, 2008 included a lump sum amendment to the CMAC agreement for $3.5 million. Admissions decreased by 3.5% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Net operating revenues per admission decreased by 2.2% during the three months ended December 31, 2009 as a result of a lump sum amendment to the CMAC agreement for $3.5 million. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2009 and 2008 were $2.0 million and $2.0 million, respectively.

      Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57% and 56% of the net operating revenues for the three months ended December 31, 2009 and 2008, respectively.

      Uninsured patients, as a percentage of gross charges, decreased to 4.9% from 5.5% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

      Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $2.3 million settlement noted above during the three months ended December 31, 2009 and the $3.5 million one-time grant noted above during the three months ended December 31, 2008, Net Collectible Revenues were $84.2 million (net revenues of $92.3 million less $8.1 million in provision for doubtful accounts) and $86.1 million (net revenues of $96.8 million less $10.7 million in provision for doubtful accounts) for the three months ended December 31, 2009 and 2008, respectively, representing a decrease of $1.9 million. There was an increase in Net Collectible Revenues per admission of 1.3% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

      OPERATING EXPENSES - Operating expenses for the three months ended December 31, 2009 decreased to $92.3 million from $93.6 million, a decrease of $1.3 million, or 1.4%, compared to the same period in fiscal year 2009. Operating expenses expressed as a percentage of net operating revenues for the three months ended December 31, 2009 and 2008 were 97.6% and 93.3%, respectively. On a per admission basis, operating expenses increased 2.3%.

      Salaries and benefits increased $0.4 million (0.7%) for the three months ended December 31, 2009 compared to the same period in fiscal year 2009.

      Other operating expenses for the three months ended December 31, 2009 decreased $0.4 million, or 2.4%, compared to the same period in fiscal year 2009, primarily due to a $1.2 million decrease in professional fees during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The decrease in professional fees was due primarily to the result of improved dispute resolution.

      The provision for doubtful accounts for the three months ended December 31, 2009 decreased to $8.1 million from $10.7 million, or 24.3%, compared to the same period in fiscal year 2009. The decrease was primarily the result of improved recovery from a non-contracted managed care payer.

      OPERATING INCOME - The operating income for the three months ended December 31, 2009 was $2.3 million compared to $6.7 million for the three months ended December 31, 2008 primarily due to a lump sum amendment to the CMAC agreement for $3.5 million in fiscal year 2009. This was partially offset by a $2.3 million settlement between PCHI and a third party for additional back rent received during the three months ended December 31, 2009.

      OTHER EXPENSE - Interest expense for the three months ended December 31, 2009 was $2.4 million compared to $3.4 million for the same period in fiscal year 2009. The decrease primarily related to the elimination of the outstanding balance of the Company's $50 million Revolving Line of Credit.

      NET INCOME (LOSS) - Net loss for the three months ended December 31, 2009 was $1.8 million compared to net income of $2.4 million for the same period in fiscal year 2009. Due to losses incurred during the nine months ended December 31, 2009, we fully reversed the income tax expense previously recorded during the three months ended June 30, 2009. This resulted in a tax benefit of $621 for the three months ended December 31, 2009.

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2008

      NET OPERATING REVENUES - Net operating revenues for the nine months ended December 31, 2009 decreased 0.1% compared to the same period in fiscal year 2009, from $289.3 million to $289.0 million. Net operating revenues for the nine months ended December 31, 2009 included $2.3 million received by PCHI in a settlement with a third party for additional back rent. Net operating revenues for the nine months ended December 31, 2008 included a lump sum amendment to the CMAC agreement for $3.5 million. Admissions decreased by 3.0% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. The decline in admissions is primarily related to the closure of the unprofitable geriatric psychiatric unit at Western Medical Center - Santa Ana, an aggressive process by the Orange County Healthcare Agency to improve case management of inmate admissions to Western Medical Center - Anaheim under a fixed fee arrangement, and a decline in deliveries by unfunded immigrants due to the declining economy. Net operating revenues per admission improved by 2.7% during the nine months ended December 31, 2009 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the nine months ended December 31, 2009 and 2008 were $6.5 million and $6.4 million, respectively.

      Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 58% and 56% of the net operating revenues for the nine months ended December 31, 2009 and 2008, respectively.

      Uninsured patients, as a percentage of gross charges, decreased to 5.4% from 6.1% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

      Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $2.3 million settlement noted above during the nine months ended December 31, 2009 and the $3.5 million one-time grant noted above during the nine months ended December 31, 2008, Net Collectible Revenues were $262.1 million (net revenues of $286.7 million less $24.6 million in provision for doubtful accounts) and $253.5 million (net revenues of $285.8 million less $32.3 million in provision for doubtful accounts) for the nine months ended December 31, 2009 and 2008, respectively, representing an increase of $8.6 million. There was also an increase in Net Collectible Revenues per admission of 6.3% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

      OPERATING EXPENSES - Operating expenses for the nine months ended December 31, 2009 decreased to $280.2 million from $284.2 million, a decrease of $4.0 million, or 1.4%, compared to the same period in fiscal year 2009. Operating expenses expressed as a percentage of net operating revenues for the nine months ended December 31, 2009 and 2008 were 97.0% and 98.2%, respectively. On a per admission basis, operating expenses increased 1.4%.

      Salaries and benefits decreased $2.3 million (1.5%) for the nine months ended December 31, 2009 compared to the same period in fiscal year 2009, primarily due to the decline in admissions. Contract labor decreased $5.6 million as nurses returned to the workforce in response to the current economic downturn.

      Other operating expenses relative to net operating revenues for the nine months ended December 31, 2009 decreased $7.9 million, or 15.1%, compared to the same period in fiscal year 2009, primarily due to the decline in admissions and decreases in professional fees ($4.8 million decrease), repairs and maintenance ($0.6 million decrease), and purchased services ($1.7 million decrease).

      The provision for doubtful accounts for the nine months ended December 31, 2009 decreased to $24.6 million from $32.3 million, or 23.8%, compared to the same period in fiscal year 2009. The decrease in the provision for doubtful accounts for the nine months ended December 31, 2009 is primarily due to improvement in collections, which were 3.6% higher during the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Other factors contributing to the decrease include improved recovery from a non-contracted managed care payer and decrease in self-pay.

      During the nine months ended December 31, 2009, the Company recorded an impairment loss of $11.3 million relating to the amounts due from Lender (see "LENDER RECEIVERSHIP AND DEFAULT" and "AMENDED AND RESTATED MEMORANDUM OF UNDERSTANDING").

      OPERATING INCOME - The operating income for the nine months ended December 31, 2009 was $8.8 million compared to $5.2 million for the nine months ended December 31, 2008.

      OTHER EXPENSE - Interest expense for the nine months ended December 31, 2009 was $7.0 million compared to $9.2 million for the same period in fiscal year 2009. The decrease primarily related to the reduction in the outstanding balance of the Company's $50 million Revolving Line of Credit.

      NET LOSS - Net loss for the nine months ended December 31, 2009 was $1.5 million compared to $5.1 million for the same period in fiscal year 2009.

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

      Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $332 and $1,618 as of December 31 and March 31, 2009, respectively.

      Outlier payments, which were established by Congress as part of the diagnosis-related groups ("DRG") prospective payment system, are additional payments made to Hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services ("CMS"). Under Sections 1886(d) and 1886(g) of the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system Hospitals to be not less than 5% or more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount Hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2009 was an increase from $20.045 to $23.140. CMS projects this will result in an Outlier Percentage that is approximately 5.1% of total payments. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report.

      The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the three and nine months ended December 31, 2009, the Company recorded $0 and $215.3, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2008, the Company recorded $172.5 and $460.7, respectively, in Final Notice of Program Reimbursement settlements. During the three and nine months ended December 31, 2008, the Company reversed $78.4 and $1,678.0, respectively, in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. As of March 31, 2009, the Company had reversed all reserves for excess outlier payments.

      The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $8.2 million and $6.8 million during the three months ended December 31, 2009 and 2008, respectively, and $13.2 million and $14.5 million during the nine months ended December 31, 2009 and 2008, respectively. The related revenue recorded for the three months ended December 31, 2009 and 2008 was $3.9 million and $8.2 million, respectively, and $14.4 million and $16.2 million for the nine months ended December 31, 2009 and 2008, respectively. As of December 31 and March 31, 2009, estimated DSH receivables were $3.9 million and $2.7 million, respectively.

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

      The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.0 million and $2.0 million for the three months ended December 31, 2009 and 2008, respectively, and $6.5 million and $6.4 million for the nine months ended December 31, 2009 and 2008, respectively.

      Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2009 based on historical collections experience.

      Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. In the absence of prior collection experience and due to the uncertainty of future payment, the Company was unable to estimate receivables relating to this program. These payments were recorded as income when received. In connection with an evaluation of eligibility determination and collection experience for fiscal year 2009, the Company concluded that the expected payments constituted a receivable that was reasonably certain and recorded this as a change in estimate in accordance with GAAP. As of December 31 and March 31, 2009, the Company established a receivable in the amount of $1.2 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

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

      INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2009, the Company had accrued $10.7 million and $8.7 million, respectively, which is comprised of $4.5 million and $4.1 million, respectively, in incurred and reported claims, along with $6.2 million and $4.6 million, respectively, in estimated IBNR.

      The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2009, the Company had accrued $804 and $711, respectively, comprised of $285 and $202, respectively, in incurred and reported claims, along with $519 and $509, respectively, in estimated IBNR.

      Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31 and March 31, 2009, the Company had accrued $1.8 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at December 31 and March 31, 2009.

      The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

RECENT ACCOUNTING STANDARDS

      In June 2009, the Financial Accounting Standards Board ("FASB") issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In connection with the adoption of this standard the Company will no longer cite specific GAAP references in this Item 2. The adoption of this standard did not have an effect on the Company's financial condition, results of operations or cash flows.

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

      In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accompanying unaudited condensed consolidated financial statements were available to be issued on February 11, 2010 and the Company evaluated subsequent events known to it through that date.

      In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's unaudited condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As of December 31 2009, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

      As of December 31, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      During the quarter ended December 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, OC-PIN. The suit sought damages, injunctive relief and the appointment of a provisional director. Among other things, the Company alleged that the defendants breached their fiduciary duties owed to the Company by putting their own economic interests above those of the Company, its other shareholders, creditors, employees and the public-at-large. The suit further alleged the defendants' attempts to change the composition of the Company's management and Board (as then constituted) threatened to trigger multiple "Events of Default" under the express terms of the Company's existing credit agreements.

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

      On July 8, 2008, in a separate action, OC-PIN filed a complaint against the Company in Orange County Superior Court alleging causes of action for breach of contract, specific performance, reformation, fraud, negligent misrepresentation and declaratory relief. The complaint alleges that the Stock Purchase Agreement that the Company executed with OC-PIN on January 28, 2005 "inadvertently omitted" an anti-dilution provision (the "Allegedly Omitted Provision") which would have allowed OC-PIN a right of first refusal to purchase common stock of the Company on the same terms as any other investor in order to maintain OC-PIN's holding at no less than 62.4% of the common stock on a fully diluted basis. The complaint further alleged that the Company issued stock options under a Stock Incentive Plan and warrants to its lender in violation of the Allegedly Omitted Provision. The complaint further alleged that the issuance of warrants to purchase the Company's stock to Dr. Chaudhuri and Mr. Thomas, and their exercise of a portion of those warrants, were improper under the Allegedly Omitted Provision. On October 6, 2008, the Court placed a stay on this lawsuit pending the resolution of the action filed by the Company on May 10, 2007. On October 22, 2008, OC-PIN filed an amended complaint naming every shareholder of the Company as a defendant, in response to a ruling by the Court that each shareholder was a "necessary party" to the action. OC-PIN filed a petition for writ of mandate with the Court of Appeals which sought to overturn the stay imposed by the trial court. This appeal was summarily denied on November 18, 2008.

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

      On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN. On December 7, 2009, Judge Lewis concurred with Judge Taylor's recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN. The court has scheduled a status conference on April 5, 2010 for further consideration of this issue.

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

      On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint. On or about November 23, 2009, Dr. Meka ET AL. filed a Second Amended Complaint (the "Second Amended Meka Complaint"). It appears that the relief sought against the Company in the Second Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Second Amended Meka Complaint on December 23, 2009. The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

      On June 17, 2009, Dr. Shah demanded that both the Company and PCHI indemnify him for his defense of the Amended Meka Complaint. In response, both the Company and PCHI filed motions to enforce the releases contained in the Global Settlement Agreement, which the Company and PCHI believe waive Dr. Shah's claim for indemnification in the Meka v. Shah lawsuit. The court did not rule on PCHI's or the Company's motions, but left intact a prior injunction essentially staying the arbitration of Dr. Shah's indemnity claim.

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

      On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations: (1) the Company filed an incorrect IRS Form 1099 with respect to Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company's management and voluntarily providing information to individuals who intended to use the information to sue the Company. The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter is set to commence on June 7, 2010. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

      In 2003, the prior owner of Coastal Communities Hospital entered into a risk pool agreement (the "Risk Pool Agreement") with AMVI/Prospect Health Network d/b/a AMVI/Prospect Medical Group ("AMVI/Prospect"). On May 13, 2009, AMVI/Prospect filed a complaint alleging that the Company failed to pay approximately $745 in settlement of the Risk Pool Agreement. At the same time, AMVI/Prospect filed an ex parte application seeking a temporary protective order, a right to attach order, and a writ of attachment. AMVI/Prospect's ex parte application was denied on May 26, 2009, AMVI/Prospect's regularly noticed motion for writ of attachment was likewise denied on June 19, 2009. Pursuant to an arbitration clause in the Risk Pool Agreement, the Company filed a motion to compel arbitration, which was not opposed by AMVI/Prospect. On December 2, 2009, the Company and AMVI/Prospect entered into a settlement whereby the Company agreed to pay AMVI/Prospect a total of $800 over seventeen months. The case has accordingly been dismissed with prejudice. The liability for this settlement has been accrued in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

      On March 11, 2009 Tenet Healthcare Corporation ("Tenet") filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. On October 22, 2009, the Company and Tenet entered into a settlement and mutual release with respect to the guarantee agreement. The liability for this settlement has been accrued in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009.

      On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery. Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff's allegations. The parties are currently exchanging initial discovery in the action. At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

      On January 25, 2010, a potential class action lawsuit was filed against the company by Julie Ross. Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law. At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

      On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress. Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005. On September 9, 2008, the Company filed a "SLAPP Back" motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons' complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action. The Court denied both motions on October 20, 2008. The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009. The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009. At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

      On January 25, 2010, the Company received correspondence purportedly on behalf of OC-PIN challenging the MOU with KPC Resolution Company (Note 12). The letter demanded that the Company take certain action in response to the MOU. The Company issued a response to the letter on February 9, 2010 contesting several factual and legal conclusions therein and is currently awaiting confirmation from the court as to who properly represents OC-PIN.

      On or about August 1, 1996, Southern California Specialty Care, Inc. ("SCSC") entered into a property lease agreement with PCHI whereby SCSC agreed to pay 10 percent of its net income to PCHI each quarter (the "Percentage Rent"). In April 2008, PCHI brought a complaint in arbitration against SCSC alleging SCSC's failure to pay the Percentage Rent since 2005. In November 2009, PCHI and SCSC reached a settlement pursuant to which PCHI received $1.9 million for unpaid Percentage Rent through December 31, 2008, including late fees and litigation expenses, and $407 for Percentage Rent for the first three calendar quarters of 2009. Such amounts were recorded in net operating revenues during the three months ended December 31, 2009.

ITEM 1A. RISK FACTORS

      LENDER DEFAULT - On July 16, 2009, the SEC filed a complaint with the United States District Court against the parent company and affiliates of the Company's Lender (Medical Capital Corporation, namely Medical Provider Financial Corporation I, Provider Financial Corporation II, and Medical Provider Financial Corporation III) and their principal officers for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government's case. On August 3, 2009, Mr. Thomas Seaman was appointed receiver ("Lender's Receiver") by the Honorable David O. Carter, Judge of the United States District Court in this securities fraud enforcement action.

      Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Receiver included in this Item 1A.

      On April 14, 2009, the Company had issued a letter (the "Demand Letter") to the Lender notifying the Lender that it was in default on the $50 million Revolving Credit Agreement, to make demand for return of all amounts collected and retained by it in excess of the amounts due to it under the $50 million Revolving Credit Agreement ("Excess Amounts"), and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the "Lockbox Agreement") notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender's relinquishment provided the Company with full access to its bank accounts and the accounts are no longer accessible by the Lender.

      As of December 31, 2009, the Lender had collected and retained $11.3 million in Excess Amounts under the $50 million Revolving Credit Agreement. The $50 million Revolving Credit Agreement permits the Lender to apply funds procured by the Lender under the Lockbox Agreement to defray the Company's obligations under all other loan agreements between the Company and the Lender. Since January 2009, the Lender has applied the Excess Amounts to payment of the monthly interest charges due under all of the credit facilities. The Lender ceased applying the Excess Amounts to payment of the monthly interest charges as of June 30, 2009. The Company considers these funds immediately due. The Company believes that the Lender's failure to return the Excess Amounts is an improper conversion of its assets and a breach of the Lender's fiduciary and custodial obligations and intends to vigorously pursue recovery of the remaining Excess Amounts from the Lender in addition to other relief. There can be no assurance the Company will be successful in pursuing its claims due to the Lender's receivership and ongoing securities fraud enforcement action against the Lender by the SEC. Additionally, there can be no assurance that the Excess Amounts will be ultimately recovered by the Company. As a result, the Company has fully reserved the $11.3 million balance as of December 31, 2009.

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

      CONCENTRATION OF BUSINESS - Since our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

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

ITEM 6. EXHIBITS

Exhibit
Number    Description
------    -----------

10.1 Amended and Restated Memorandum of Understanding, effective as of January 13, 2010, by and between the Registrant and Dr. Kali P. Chaudhuri and KPC Resolution Company, LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on January 20, 2010).

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


                                      INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 11, 2010              By:  /s/ Steven R. Blake
                                           ------------------------------
                                           Steven R. Blake
                                           Chief Financial Officer
                                           (Principal Financial Officer)