Form 10-K
period 2010-03-31
Integrated Healthcare Holdings Inc
filed 2010-06-29
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010; or

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

Common Stock, $.001 par value
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, accelerated filer or smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,386,810 as of September 30, 2009 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 255,307,262 shares outstanding of the registrant's common stock as of June 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-K

ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2010

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

ITEM 1. BUSINESS

BACKGROUND

Integrated Healthcare Holdings, Inc. is a predominantly physician owned company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California (referred to as the "Hospitals"):

•	282-bed Western Medical Center in Santa Ana
•	188-bed Western Medical Center in Anaheim
•	178-bed Coastal Communities Hospital in Santa Ana
•	114-bed Chapman Medical Center in Orange

Together we believe that the Hospitals currently represent approximately 12.1% of all hospital available beds in Orange County, California (based on the most recent data on the Office of Statewide Health Planning and Development for California website as of September 22, 2009).

Prior to March 8, 2005, we were primarily a development stage company with no material operations. On November 18, 2003, members of our former executive management purchased a controlling interest in the Company and redirected its focus towards acquiring and operating hospitals and healthcare facilities that are financially distressed and/or underperforming. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from subsidiaries of Tenet Healthcare Corporation ("Tenet"), and the transaction closed on March 8, 2005.

The transaction included operations of four licensed general acute care hospitals with a total of 762 beds. All four hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations and other appropriate accreditation agencies that accredit specific programs. All properties are in Orange County California, and operate as described below.

WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 North Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, kidney transplantation, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally the hospital offers telemetry, neurosurgical definitive observation, geriatric, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 140 active physicians and 465 employee nurses, and hospital staff.

WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Boulevard, Anaheim, CA 92805, offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, and Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 75 active physicians and 255 employee nurses, and hospital staff.

COASTAL COMMUNITIES HOSPITAL - SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 South Bristol Street, Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse healthcare needs. While services continue to expand, the 178-bed facility is small enough to retain the family atmosphere associated with a community hospital. The hospital offers critical care, medical, surgical obstetric, psychiatric and sub acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 55 active physicians and 215 employee nurses, and hospital staff.

CHAPMAN MEDICAL CENTER - ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Avenue, Orange, CA 92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weight loss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 35 active physicians and 120 employee nurses, and hospital staff.

On March 8, 2005, the Company assumed management responsibility and control over the Hospitals. All primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals.

EMPLOYEES AND MEDICAL STAFF

At March 31, 2010, the Company had approximately 3,255 employees. Of these employees, approximately 1,180 are represented by two labor unions, the California Nurses Association ("CNA") and Service Employee International Union -United Healthcare Workers ("SEIU"), who are covered by collective bargaining agreements. We believe that our relations with our employees are good. The Company also had approximately 100 individuals from contracting agencies at March 31, 2010, consisting primarily of nursing staff.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) (collectively, the “PPACA”), which became effective on March 23, 2010. We are analyzing the PPACA and will continue to do so to assess the effects of the legislation on current and projected operations, financial performance and financial condition.  However, we cannot predict with certainty or reliability any interim or ultimate effects of the new legislation.

Some of the specific provisions of the PPACA that may affect our hospitals’ operations, financial performance or financial condition are described below.  This listing is not, nor intended to be, comprehensive.

•
With varying effective dates, the annual Medicare market basket updates for many providers, including hospitals, will be reduced, and adjustments to payment for expected productivity gains will be implemented.

•
Commencing in federal fiscal year 2014, Medicare disproportionate share hospital (“DSH”) payments will be reduced initially by 75% and increased thereafter to account for the national rate of consumers who do not have healthcare insurance and are provided uncompensated care.  Commencing in 2014, a state’s Medicaid DSH allotment from federal funds will also be reduced.

•	Expansion of Medicaid programs to a broader population with incomes up to 133% of federal poverty levels.

•
Commencing in federal fiscal year 2012, Medicare payments that would otherwise be made to hospitals will be reduced by specified percentages to account for excess and “preventable” hospital readmissions.

•
Commencing in federal fiscal year 2015, Medicare payments to certain hospitals for hospital-acquired conditions will be reduced by 1%.  Commencing in federal fiscal year 2011, federal payments to states for Medicaid services related to hospital-acquired conditions will be prohibited.

•	Effective in 2012, a value-based purchasing program will be established under the Medicare program designed to pay hospitals based on performance on quality measures.

•
With varying effective dates, a mandated reduction of waste, fraud, and abuse in public programs by allowing provider enrollment screening, enhanced oversight periods for new providers and suppliers, and enrollment moratoria in areas identified as being at elevated risk of fraud in all public programs, and by requiring Medicare and Medicaid program providers and suppliers to establish compliance programs.  The PPACA requires the development of a database to capture and share healthcare provider data across federal healthcare programs and provides for increased penalties for fraud and abuse violations, and increased funding for anti-fraud activities.

•
The establishment of an Independent Payment Advisory Board to develop legislative proposals to improve the quality of care and limit cost increases.  Starting in 2014, these proposals will be automatically implemented if Congress does not act to invalidate them and substitute its own recommendation.

The PPACA also provides for the implementation of various demonstration programs and pilot projects to test, evaluate, encourage and expand new payment structures and methodologies to reduce health care expenditures while maintaining or improving quality of care, including bundled payments under Medicare and Medicaid, and comparative effectiveness research programs that compare the clinical effectiveness of medical treatments and develop recommendations concerning practice guidelines and coverage determinations.  Other provisions encourage the creation of new health care delivery programs, such as accountable care organizations, or combinations of provider organizations, that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program.  The outcomes of these projects and programs, including their effect on payments to providers and financial performance, cannot be predicted.

As a result of PPACA’s passage, the health care industry will be subjected to significant new statutory and regulatory requirements and consequently to structural and operation changes and challenges for a substantial period of time.  We will continue to assess the effect of the PPACA and additional legislation on current and projected operations, financial performance and financial condition.

It is also reasonable to predict that all payers will continue to seek sizable reductions from hospitals and other providers. Through this time of flux, our Hospitals will continue to be largely dependent upon private and governmental third party sources of payment for the services provided to patients in the Hospitals. The amount of payment a hospital receives for the various services it renders will be affected by market and cost factors, as well as other factors over which we have no control, including the significant political concerns described above. Although we anticipate ongoing pressure to accept reduced payment amounts, and any meaningful reduction in the amounts paid by these third party payers for services rendered at the Hospitals will have a material adverse effect on our revenues.

MEDICARE

GENERALLY. Each of the Hospitals participates in the Medicare program. Health care providers continue to be affected significantly by changes occurring in laws and regulations pertaining to Medicare. These changes are designed to reduce the rate of increase in Medicare payments and to make such payments more accurately reflect patient resource use at hospitals. In addition, important amendments to the Medicare law were made by the Deficit Reduction Act of 2005 (“DRA”) and the PPACA.

INPATIENT OPERATING COSTS. Medicare pays the Hospitals, for most services to inpatients under a system known as the Prospective Payment System ("PPS") where hospitals are paid for services based on predetermined rates. Medicare payments under PPS are based on the Diagnosis Related Group ("DRG") to which each Medicare patient is assigned. The DRG is determined by the patient's primary diagnosis and other factors for each particular Medicare inpatient stay. The amount to be paid for each DRG is established prospectively by the Centers for Medicare and Medicaid Services ("CMS"). The DRG amounts are not related to a hospital's actual costs or variations in service or length of stay. Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources. Payment limitations implemented by other third party payers may restrict the ability of a hospital to engage in such "cost-shifting." In 2008, CMS replaced the existing 538 DRGs with 745 new severity-adjusted diagnosis related groups (“Medicare Severity DRGs” or “MS-DRGs”). The new MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients. CMS anticipates that the conversion to MS-DRGs will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill.

For certain Medicare beneficiaries who have unusually costly hospital stays (“outliers”), CMS will provide additional payments above those specified for the DRG. Outlier payments cease to be available upon the exhaustion of such patient’s Medicare benefits or a determination that acute care is no longer necessary, whichever occurs first. There is no assurance that any of these payments will cover the actual costs incurred by a hospital. In addition, recent revisions to the outlier regulations, implemented in order to curb outlier payment abuse, may adversely affect hospitals’ ability to receive such subsidies. In addition to outlier payments, DRG payments are adjusted for area wage differentials. These change on a yearly basis.

The DRG rates are adjusted by an update factor on October 1 of each year. The index used to adjust the DRG rates, known as the “market basket index,” takes into consideration the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full market basket index, for fiscal years 2007, 2008, 2009 and 2010 or 3.4%, 3.3%, 3.6% and 2.1%, respectively. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. There is no assurance that in the future the Hospitals will be paid amounts that will reflect adequately changes in the cost of providing health care or in the cost of health care technology being made available to patients.

The DRA imposes a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. CMS added new quality measures that hospitals must report during calendar year 2010 in order to qualify for the full market basket update in federal fiscal year 2011. The Hospitals are complying with the quality data submission requirements. PPACA establishes a value based purchasing program (“VBP”) for hospitals under the Medicare Inpatient Prospective Payment System (“IPPS”) to be effective in 2013. Under the VBP, a percentage of the payments to hospitals will be tied to a hospital’s performance on a number of quality measures selected by CMS, relating to at least the following conditions or procedures for 2013: acute myocardial infection, heart failure, pneumonia, surgeries, and healthcare associated infections. Where a hospital meets or exceeds the performance standard for the performance period, the base operating DRG payment amount is increased by a percentage for the fiscal year subsequent to the performance period. Where a hospital falls below the performance standard for the performance period, the base operating DRG payment amounts is decreased by a percentage for the fiscal year subsequent to the performance period. The amount of the payment increase percentage is to be determined by the total amount of payment decreases for all hospitals as the law requires the cost of paying for the increase in payment for those hospitals that exceed the performance standard to be offset by the reduction in payment for those that fall below the performance standard in a cost-neutral manner. The applicable payment decrease percentage is set forth in the law as 1% beginning in 2013, increasing 0.24% each year through 2017, to a maximum of 2%.

PPACA will reduce the annual Medicare market basket updates through September 30, 2019. Beginning on October 1, 2011, PPACA also provides that annual Medicare market basket updates will be subject to productivity adjustments. The reductions in market basket updates and the productivity adjustments will have a disproportionately negative effect upon those providers that are relatively more dependent upon Medicare than other providers. Additionally, the reductions in market basket updates will be effective prior to the periods during which insurance coverage and the insured consumer base will expand, which may have an interim negative effect on revenues. The combination of reductions to the market basket updates and the imposition of the productivity adjustments may, in some cases and in some years, result in reductions in Medicare payment per discharge on a year-to-year basis.

CMS has also implemented a documentation and coding adjustment to account for changes in payments under the new Medicare Severity Diagnosis Related Group, or MS-DRG, system that are not related to changes in case mix. The documentation and coding adjustments for federal fiscal years 2008 and 2009 were reductions to the base payment rate of 0.6% and 0.9% respectively. CMS was given the authority to retrospectively determine if the documentation and coding adjustments for these years were adequate to account for changes in payments not related to changes in case mix.

OUTPATIENT SERVICES. Hospital outpatient services, including hospital operating and capital costs, are reimbursed on a PPS basis. Several Medicare Part B services are specifically excluded from this rule, including certain physician and non-physician practitioner services, ambulance, clinical diagnostic laboratory services and non-implantable orthotics and prosthetics, physical and occupational therapy, and speech language pathology services. All services paid under the outpatient PPS are classified into groups called Ambulatory Payment Classifications or "APCs." Services in each APC are similar clinically and in terms of the resources they require. Using hospital outpatient claims data from the most recent available hospital cost reports, CMS determines the median costs for the services and procedures in each APC group, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS will make additional payment adjustments under Outpatient PPS (“OPPS”), including "outlier" payments for services where the hospital's cost exceeds 2.5 times the APC rate for that service. In addition, certain other changes have reduced coinsurance payments below what they would have originally been under outpatient PPS.

OPPS rates are adjusted annually based on the hospital inpatient market basket percentage increase. CMS has authorized a 2.1% increase for calendar year 2010 as the APC market basket adjustment. There can be no assurance that the hospital OPPS rate, which bases payment on APC groups rather than on individual services, will be sufficient to cover the actual costs of the Hospitals allocable to Medicare patient care. Hospitals that fail to report data related to seven required quality measures will have their market basket percentage increase reduced by two percentage points. In addition to the APC rate, there is a predetermined beneficiary coinsurance amount for each APC group. There can be no assurance that the beneficiary will pay this amount.

MEDICARE BAD DEBT. Medicare beneficiaries have a coinsurance payment and annual deductible for most inpatient and outpatient hospital services. Hospitals must first seek payment of any such coinsurance and deductible amounts from the Medicare beneficiary. If, after reasonable collection efforts, a hospital is unable to collect these coinsurance and deductible amounts, Medicare currently reimburses hospitals 70 percent of the uncollected coinsurance and deductible amount (known as "Medicare bad debt"). The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. Amounts incurred by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of audit/recoupment efforts in the past.

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

MEDICARE AUDITS. Medicare participating hospitals are subject to audits and retroactive audit adjustments with respect to reimbursement claimed under the Medicare program. Medicare regulations also provide for withholding Medicare payments in certain circumstances. Any such withholding with respect to the Hospitals could have a material adverse effect on the Company. In addition, contracts between hospitals and third party payers often have contractual audit, setoff and withhold language that may cause substantial, retroactive adjustments. Medicare requires certain financial information be reported on a periodic basis, and with respect to certain types of classifications of information, penalties are imposed for inaccurate reports. In addition, the Medicare Modernization Act of 2003 (“MMA”) established the Recovery Audit Contractor ("RAC") program to intensify its audit efforts. The RAC audits have already subjected those hospitals who have been audited to significant repayments. As the requirements governing audits, including the RAC audits, are numerous, technical and complex, there can be no assurance that the Company will avoid incurring such penalties. Such penalties could materially and adversely affect the Company.

MEDICARE MANAGED CARE. The Medicare program allows various managed care plans, now known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program. Under the Medicare Advantage program, these private companies agree to accept a fixed, per beneficiary payment from the Medicare program to cover all care that the beneficiary may require. Health care providers such as the Corporation must contract with Medicare Advantage plans to treat Medicare Advantage enrollees at agreed upon rates. Covered inpatient and emergency services rendered to a Medicare Advantage beneficiary by a hospital that is an out-of-plan provider (i.e., that has not entered into a contract with a Medicare Advantage plan) will be paid at Medicare fee-for-service payment rates as payment in full.

The MMA made several substantive changes to Medicare Advantage in addition to renaming the program. These changes are designed to improve Medicare Advantage by providing increased payments to providers and by offering more health plan choices, including expanded rural coverage through the inclusion of regional plans. There can be no assurance, however, that rates negotiated for the treatment of Medicare Advantage enrollees will be sufficient to cover the cost of providing services to such patients of the Corporation.

The PPACA provides that from October 1, 2010 through September 30, 2019, payments under the Medicare Advantage programs will be reduced, which may result in increased premiums or out-of-pocket costs to Medicare beneficiaries enrolled in Medicare Advantage plans. These beneficiaries may terminate their participation in such Medicare Advantage plans and opt for the traditional Medicare fee-for-service program. The reduction in payments to Medicare Advantage plans may also lead to decreased payments to providers by managed care companies operating Medicare Advantage plans. All or any of these outcomes will have a disproportionately negative effect upon those providers with relatively high dependence upon Medicare managed care revenues.

MEDI-CAL (CALIFORNIA'S MEDICAID PROGRAM)

FEE-FOR-SERVICE PROGRAM. The Medi-Cal program is a joint federal/state program that provides healthcare services to certain persons who are financially needy. Each of the Hospitals participates in the Medi-Cal program. The Medi-Cal program includes both a fee-for-service component and a managed care component. Inpatient hospital services under the fee-for-service component are reimbursed primarily under the Selective Provider Contracting Program ("SPCP"), which are negotiated by the California Medical Assistance Commission ("CMAC"). The SPCP and CMAC system for payments to hospitals are designed to pay hospitals below their costs of services to Medi-Cal beneficiaries. The Company is located in an area which is currently a "closed area" under the SPCP. In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital and additional care rendered to emergency patients who cannot be so stabilized for transfer or where no contracting hospital accepts the patient). Contracting hospitals are generally paid for these services on the basis of all inclusive per diem rates they negotiate under their SPCP/CMAC contracts. Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP/CMAC contracts in order to be paid for their outpatient services. Each Hospital currently has an SPCP/CMAC contract in which it is contractually bound to continue until April 30, 2011, and there can be no assurance that the Hospital will maintain SPCP status thereafter or that the current Medi-Cal payment arrangements will continue. There can be no assurance that the SPCP/CMAC contract rates paid to the Hospitals will cover each Hospital's cost of providing care. The Medi-Cal payment rates for outpatient services cover only a small portion of a Hospital's cost of providing care. In addition, pursuant to the DRA, CMS has developed a Medicaid Integrity Plan ("MIP") that requires increased auditing of State Medicaid programs, and intensified efforts by State Medicaid programs to investigate fraud and overpayments. If the Hospitals become the subject to any of such audits and are required to refund any payments, those refunds could financially affect the Company.

MEDI-CAL MANAGED CARE. In addition to the fee-for-service component of Medi-Cal, Orange County, California (where the Hospitals are located) participates in the Medi-Cal managed care program. Many Medi-Cal beneficiaries in Orange County are covered under Medi-Cal managed care, and not under fee-for-service Medi-Cal. Medi-Cal managed care in Orange County is provided through a County Organized Health System known as CalOptima. An Orange County hospital that wants to participate in Medi-Cal managed care on a capitated basis must contract with CalOptima, and is typically paid a capitated amount each month to provide, or arrange for the provision of, specified services to CalOptima members assigned to the hospital. The capitated hospital is financially responsible for a predetermined list of services, whether those services are provided at the capitated hospital or another service provider, provided during the term of the contract, including allowable claims received after contract termination. Western Medical Center - Santa Ana had a capitated contract with CalOptima which terminated as of June 2006. Coastal Communities Hospital had a capitated contract with CalOptima which terminated in April 2007. Mid-year 2006, CalOptima focused on entering into contracts with hospitals on a fee-for-services basis for managed care Medi-Cal enrollees managed directly by CalOptima and CalOptima's capitated hospitals. The rates in these contracts are based on the greater of a county wide rate established by CalOptima based on past average SPCP/CMAC rates or the individual hospital's SPCP/CMAC rate. Chapman Medical Center, Coastal Communities Hospital, Western Medical Center - Anaheim and Western Medical Center - Santa Ana entered into these CalOptima fee for service contracts effective June 2006. A hospital which does not have a contract with CalOptima may provide covered services. An amendment to the federal Medicaid Act which became effective January 1, 2007, appears to set reimbursement from Medi-Cal managed care plans, like CalOptima, to hospital providers of emergency services that do not have contracts with those plans at an average SPCP/CMAC contracted rate for general acute care hospitals or the average contract rate for tertiary hospitals. The State of California has established a non-contracted tertiary hospitals definition, which Western Medical Center - Santa Ana qualifies and the other three Hospitals qualify as general acute care hospitals. Additionally, the State of California adopted a mechanism to determine the rates that will be paid to non-contract hospitals for emergency services and post emergency care. CalOptima has adjusted the rates paid to contracted tertiary hospitals to equate to the non-contracted tertiary hospital rates. CalOptima general acute care hospital rates are similar to the State established non-contract rate, therefore CalOptima made no adjustment to general acute care hospital rates. All four Hospitals maintained their Medi-Cal managed care contract at the end of the fourth quarter. There can be no assurance that the amount paid to any of the Hospitals for services covered under CalOptima which are covered or not covered under a contract between CalOptima and each Hospital will be adequate to reimburse a Hospital's costs of providing care.

MEDI-CAL DSH PAYMENTS. Some of the Hospitals receive substantial additional Medi-Cal reimbursement as a disproportionate share (“DSH”) hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund. Hospitals qualify for additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients. Payments to a hospital are determined on a formula basis set forth in California law and the Medi-Cal State Plan. Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with the California Medical Assistance Commission. The Medi-Cal funding for DSH hospitals, however, is dependent on state general funding appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs. There also can be no assurance that the Hospitals which quality as DSH will be able to negotiate SPCP contract amendments for Private Hospital Supplemental Fund Payments, although state law currently provides that a qualifying hospital may not receive less from the Private Hospital Supplemental Fund that it received from predecessor funds in the State’s 2002-2003 fiscal year. The total DSH payments within a state have long been capped according to state-specific “allotments.” The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for a $460 million temporary increase in payments by increasing all state Medicaid payment program allotments by 2.5% in 2009 and an additional 2.5% (above the new 2009 allotments) in 2010. After 2010, states’ annual allotments will return to 100% of the annual allotments as determined under current law. Under PPACA, however, beginning on October 1, 2013 in fiscal years 2014 through 2020, a state’s Medicaid DSH allotment from federal funds will be substantially reduced pursuant to a methodology, determined by the Secretary of HHS, that makes the greatest cuts in states that direct the lowest amount of DSH allotments and the lowest percentage of uninsured.

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

LICENSING, SURVEYS, INVESTIGATIONS AND AUDITS

Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. The hospital industry has seen a number of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. These include requirements relating to Medicare and Medi-Cal participation and payment, state licensing agencies, private payers and the Joint Commission. Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company. Some investigations by licensing bodies can result in financial penalties to the Hospitals. These activities generally are conducted in the normal course of business of health facilities. Nevertheless, an adverse determination could result in a loss or reduction in a Hospital's scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted. Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company's ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

The laws and regulations with which we must comply are complex and subject to change. In the future, different interpretations or enforcement of these laws and regulations could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to various other environmental laws, rules and regulations. Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities

EARTHQUAKE SAFETY COMPLIANCE

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2010.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification.  All hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

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

CORPORATE HISTORY

The Company was originally incorporated under the laws of the State of Utah on July 31, 1984 under the name "Aquachlor Marketing Inc." On December 23, 1988, the Company reincorporated in the State of Nevada. From 1989 until 2003, the Company was a development stage company with no material assets, revenues or business operations. On November 18, 2003, a group of investors purchased a controlling interest in the Company (then known as First Deltavision) with the objective of transforming the Company into a leading provider of high quality, cost-effective health care through the acquisition and management of financially distressed and/or underperforming hospitals and other healthcare facilities. On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from Tenet and the transaction closed on March 8, 2005.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report. Our business is subject to a number of risks and uncertainties - many of which are beyond our control - that may cause our actual operating results or financial performance to be materially different from our expectations. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K including our consolidated financial statements and related notes. In such case, the trading price of our common stock could decline, and shareholders could lose all or part of their investment.

WE MAY HAVE INSUFFICIENT CREDIT FACILITIES

Due to the failure of the Company’s former principal lender, Medical Capital Corporation and its affiliates, at March 31, 2010 the Company relied solely on its cash receipts from payers to fund its operations. Therefore, any significant disruption in such receipts could have a material adverse effect on our ability to continue as a going concern. Subsequent to March 31, 2010, the Company entered into an agreement with a new lender whereby $10.0 million in revolving funds will be available to the Company for working capital and general corporate purposes. However, a $10.0 million revolving line of credit may be insufficient to meet the Company’s cash needs. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and indicate a need for it to take action to continue to operate its business as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For a further discussion of this uncertainty see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

WE MUST OBTAIN ADDITIONAL CAPITAL WHICH, IF AVAILABLE, WILL LIKELY RESULT IN SUBSTANTIAL DILUTION TO OUR CURRENT SHAREHOLDERS

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

WE ARE CURRENTLY INVOLVED IN LITIGATION WITH VARIOUS CURRENT AND FORMER MEMBERS OF OUR BOARD OF DIRECTORS AND A SIGNIFICANT SHAREHOLDER

On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, Orange County Physicians Investment Network, LLC (“OC-PIN”). The suit sought damages, injunctive relief and the appointment of a provisional director. A discussion of this litigation and a summary of the status of the litigation to date is set forth below under "Item 3. Legal Proceedings - Orange County Physicians Investment Network, LLC". Such litigation, was mostly resolved under a global settlement agreement dated April 2, 2009. However, certain elements of the settlement are the subject of ongoing litigation among the parties, and the Company has become a party to new litigation among several members of OC-PIN. Therefore, these matters may continue to require a substantial commitment of financial resources and management's attention, and may have a material effect on our business and results of operation.

WE HAVE EXPERIENCED SIGNIFICANT DIFFICULTIES WITH OUR LIQUIDITY AND THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of March 31, 2010, the Company has a working capital deficit of $4.5 million and accumulated stockholders' deficiency of $36.8 million.

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

As of March 31, 2010, we had an accumulated deficit of $36.8 million. We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, lowering the costs of borrowings through refinancing our debt, and new issues of equity. However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future. If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further, and we will lack the ability to continue as a going concern.

As of March 31, 2010, the debt service requirements on our $81.0 million debt approximate $0.7 million per month. Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following: (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

As of March 31, 2010, the Company had no ability to borrow under its $50.0 million Revolving Credit Agreement due to the failure of the Company’s principal lender. Subsequent to March 31, 2010, the Company entered into an agreement with a new lender and secured a replacement line of credit whereby $10.0 million in revolving funds will be available to the Company for working capital and general corporate purposes. However, the Company is still actively seeking alternate lending sources with sufficient liquidity to service its financing arrangement. There can be no assurance that the Company will be successful in securing replacement financing.

THE IMPACT OF THE RECENTLY ENACTED FEDERAL HEALTHCARE REFORM LEGISLATION ON OUR BUSINESS IS UNCERTAIN.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872).  Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury.  Accordingly, while it is too early to understand and predict the ultimate impact of the new legislation on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.  For a further discussion of the new law, see “Business – Healthcare Regulation”.

IF WE ARE UNABLE TO ENTER INTO MANAGED CARE PROVIDER ARRANGEMENTS ON ACCEPTABLE TERMS, OR IF WE HAVE DIFFICULTY COLLECTING FROM MANAGED CARE PAYERS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

It would harm our business if we were unable to enter into managed care provider arrangements on acceptable terms. Any material reductions in the payments that we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows.

CHANGES IN THE MEDICARE AND MEDICAID PROGRAMS OR OTHER GOVERNMENT HEALTH CARE PROGRAMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. The State of California's continuing fiscal crisis will likely result in a reduction in the State's Medi-Cal payments to our hospitals, offset only in part by federal healthcare reforms. The Governor’s revisions to the fiscal year 2010-2011 budget include a number of reductions within the Medi-Cal program, including increased cost sharing for emergency room visits and hospital stays,  and freeze inpatient hospital rates at the Jan. 1, 2010 level.

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

OUR BUSINESS CONTINUES TO BE ADVERSELY AFFECTED BY A HIGH VOLUME OF UNINSURED AND UNDERINSURED PATIENTS

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments or who have no insurance coverage. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise. As unemployment rates increase, our business strategies to generate organic growth and to improve admissions and adjusted admissions at our hospitals could become more difficult to accomplish.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows.

COST CONTAINMENT, PAY FOR PERFORMANCE, AND OTHER PROGRAMS IMPOSED BY THIRD-PARTY PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS, MAY DECREASE THE COMPANY'S REVENUE

The health care industry is currently undergoing significant changes and is regularly subject to regulatory and political intervention. We expect to derive a considerable portion of the Company's revenue through the Hospitals from government-sponsored health care programs and third-party payers (such as employers, private insurers, HMOs or preferred provider organizations). The trend towards  comprehensive reform epitomized by PPACA will likely continue to result in a reduction from historical levels in per-patient revenue for hospitals. It is possible that reimbursement from government and private third-party payers for many procedures performed at the Hospital may be reduced in the future. Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company's business, financial condition and/or results of operations. Further, rates paid by private third-party payers are generally higher than Medicare, Medicaid and HMO payment rates. Any decrease in the relative number of patients covered by private insurance would have a material adverse effect on the Company's revenues and operations.

CONTINUING TO PROVIDE QUALITY MEDICAL SERVICES FROM TALENTED PHYSICIANS IS CRITICAL TO OUR BUSINESS

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

WE MAY BE INVOLVED IN LITIGATION WITH OUR MEDICAL STAFF

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

THE ONGOING NURSING SHORTAGE MAY HARM OUR BUSINESS

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

UNION CONTRACTS HAVE BEEN RENEWED BUT THERE CAN BE NO ASSURANCE THAT THE CONTRACTS WILL BE RENEWED IN THE FUTURE

Approximately 36% of the Company's employees are represented by labor unions as of March 31, 2010. The current SEIU Agreement expires on August 31, 2011, and the Agreement with the CNA expires on February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

IF EITHER THE COMPANY OR THE HOSPITALS FAIL TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS, WE MAY SUFFER PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS

The Company and the Hospitals are subject to many laws and regulations at the federal, state and local levels. These laws and regulations require the Hospitals to meet various licensing, certification and other Requirements, including those relating to:

•	physician ownership of the Hospital;
•	payments to specialty hospitals, should any of the Hospitals be determined to be a specialty hospital;
•	prohibited inducements for patient referrals and restrictions on payments for marketing;
•	the adequacy of medical care, equipment, personnel, operating policies and procedures;
•	maintenance and protection of records;
•	reimbursement audits; and environmental protection.

If the Company fails to comply with applicable laws and regulations, it could suffer civil or criminal penalties. States are increasingly regulating the delivery of health care services. The hospital industry is subject to extensive state and local regulation with respect to reimbursement, licensure, certification and health planning. This regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of medical care and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of the company. In the future, different interpretations or enforcement of existing or new laws and regulations could subject the current practices to allegations of impropriety or illegality, or could require the Company to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on the Hospitals' operations or reduce the demand for their services.

THE COMPANY CONDUCTS ON-GOING REVIEWS OF ITS COMPLIANCE WITH VARIOUS LAWS RELATED TO PHYSICIAN ARRANGEMENTS, WHICH MAY REVEAL VIOLATIONS THAT COULD SUBJECT THE COMPANY TO FINES OR PENALTIES

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

The Company entered into a sale leaseback transaction for substantially all of the real estate with Pacific Coast Holdings Investment, LLC ("PCHI") whereby the Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by Ganesha Realty, LLC, which is managed by Dr. Kali P. Chaudhuri, and various physician investors.

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

A SIGNIFICANT PORTION OF OUR BUSINESS IS CONCENTRATED IN CERTAIN MARKETS AND THE RESPECTIVE ECONOMIC CONDITIONS OR CHANGES IN THE LAWS AFFECTING OUR BUSINESS IN THOSE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY

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

WE MAY BE LIABLE FOR LOSSES NOT COVERED BY OR IN EXCESS OF OUR INSURANCE

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

ITEM 2. PROPERTIES

In March 2005, the Company completed the acquisition of the Hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to PCHI, a company owned indirectly by two of the Company's largest shareholders. The Company entered into a Triple Net Lease dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2010, the Company's principal facilities are listed in the following table:

PROPERTY	APPROXIMATE AGGREGATE SQUARE FOOTAGE	LEASE RATE	INITIAL LEASE EXPIRATION

Western Medical Center-Santa Ana	360,000	See note 1.	February 28, 2030
1001 North Tustin Avenue
Santa Ana, CA 92705

Administrative Building	40,000	See note 1.	February 28, 2030
1301 N. Tustin Avenue
Santa Ana, CA

Western Medical Center-Anaheim	132,000	See note 1.	February 28, 2030
1025 South Anaheim Boulevard
Anaheim, CA 92805

Coastal Communities Hospital	115,000	See note 1.	February 28, 2030
2701 South Bristol Street
Santa Ana, CA 92704

Chapman Medical Center	140,000	See note 2.	December 31, 2023
2601 East Chapman Avenue
Orange, CA 92869

1.
Effective April 13, 2010, the Company entered into an amended and restated lease with PCHI. The amended lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until PCHI refinances the related real estate loan, the annual base rental payments are reduced to $7.3 million (increased from $7.1 million, which was the effective annual base rent as of March 31, 2010). In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes on the related real estate loan. Lease payments to PCHI are eliminated in consolidation.

2.
Leased from an unrelated party. Monthly lease payments are $133,860. On March 11, 2009 Tenet filed an action against the Company seeking indemnification and reimbursement for rental payments paid by Tenet pursuant to a guarantee agreement contained in the original Asset Purchase Agreement between the Company and Tenet. On or about October 20, 2009, the Company and Tenet entered into a settlement agreement under which the Company will pay to Tenet $742,548 plus interest representing reimbursement for $669,300 expended in rental payments for the Chapman Medical Center lease, plus attorneys' fees and related costs. As of March 31, 2010, the Company had made payments under the settlement agreement totaling $245,000. The balance due under the settlement agreement of approximately $530,000 has been accrued in the Company's consolidated financial statements as of and for the year ended March 31, 2010.

The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2010.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification.  All hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.

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

Approximately 36% of the Company's employees are represented by labor unions as of March 31, 2010. The current SEIU Agreement expires on August 31, 2011, and the Agreement with the CNA expires on February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  The parties are currently exchanging initial discovery in the action, and a status conference has been scheduled by the Court for July 14, 2010.  At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300,000 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations (1) that the Company filed an incorrect IRS Form 1099 with respect to a Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company’s management and voluntarily providing information to individuals who intended to use the information to sue the Company.  The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter began on June 7, 2010. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

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

On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. (“Shah”), Bruce Mogel, Pacific Coast Holdings Investment, LLC (“PCHI”), West Coast Holdings, LLC (“WCH”), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC (“Ganesha”), William E. Thomas and Medical Capital Corporation and related entities (“Medical Capital”) (together, the “Global Settlement Parties”) entered into a global settlement agreement and mutual release (the “Global Settlement Agreement”).  Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750,000 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company’s agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors’ approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders’ meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company’s Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current.  Two stock purchase agreements (the “Stock Purchase Agreements”) were also executed in conjunction with the Global Settlement Agreement, whereby (1) OC-PIN and Shah each agreed to purchase 14,700,000 shares of Common Stock at $0.03 per share, and (2) Kali P. Chaudhuri agreed to purchase 30,600,000 shares of Common Stock at $0.03 per share.

Purportedly pursuant to the Global Settlement Agreement, OC-PIN and/or Shah placed a demand on the Company to seat Shah’s personal litigation attorney, Daniel Callahan (“Callahan”), on the Board of Directors.  The Company declined this request based on several identified conflicts of interest, as well as a violation of the covenant of good faith and fair dealing.  OC-PIN and/or Shah then filed a motion to enforce the Global Settlement Agreement under California Code of Civil Procedure Section 664.6 and force the Company to appoint Callahan to the Board of Directors.  The Company opposed this motion, in conjunction with an opposition by several members of OC-PIN, contesting Callahan as the duly authorized representative of OC-PIN.  On April 27, 2009, the Court denied Shah/OC-PIN’s motion, finding several conflicts of interest preventing Callahan from serving on the Company’s Board of Directors.  On May 5, 2009, Shah/OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to reverse the Court’s ruling and force Callahan’s appointment as a director, which was summarily denied on May 7, 2009.

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court has scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  The Court set a further status conference for July 12, 2010.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement and a prior stock issuance to OC-PIN’s former attorney, Hari Lal. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's obligations under the Global Settlement Agreement to issue stock to OC-PIN or appoint an OC-PIN representative on the Company’s Board of Directors until the resolution of the Amended Meka Complaint and related actions.

On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint.  On or about March 19, 2010, Dr. Meka et al. filed a Third Amended Complaint (the “Third Amended Meka Complaint”).  It appears that the relief sought against the Company in the Third Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Third Amended Meka Complaint on April 9, 2009.  Numerous motions were filed by other parties challenging the Third Amended Meka Complaint.  The Court held an omnibus hearing on these motions on May 7, 2010, partly sustaining and partly overruling these several demurrers, without leave to further amend.  The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

On June 17, 2009, Dr. Shah demanded that both the Company and PCHI indemnify him for his defense of the Amended Meka Complaint.  In response, both the Company and PCHI filed motions to enforce the releases contained in the Global Settlement Agreement, which the Company and PCHI believe waive Dr. Shah’s claim for indemnification in the Meka v. Shah lawsuit.  The court did not rule on PCHI’s or the Company’s motions, but left intact a prior injunction essentially staying the arbitration of Dr. Shah’s indemnity claim.

On January 25, 2010, the Company received correspondence purportedly on behalf of OC-PIN challenging the MOU with KPC Resolution Company.  The letter demanded that the Company take certain action in response to the MOU.  The Company issued a response to the letter on February 9, 2010 contesting several factual and legal conclusions therein and is currently awaiting confirmation from the court as to who properly represents OC-PIN.

OTHER LEGAL PROCEEDINGS

On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress.  Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005.  On September 9, 2008, the Company filed a “SLAPP Back” motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons’ complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action.  The Court denied both motions on October 20, 2008.  The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009.  The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009.  Discovery is currently ongoing.  At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

On or about August 1, 1996, Southern California Specialty Care, Inc. ("SCSC") entered into a property lease agreement with PCHI whereby SCSC agreed to pay 10 percent of its net income to PCHI each quarter (the “Percentage Rent”).  In April 2008, PCHI brought a complaint in arbitration against SCSC alleging SCSC’s failure to pay the Percentage Rent since 2005.  In November 2009, PCHI and SCSC reached a settlement pursuant to which PCHI received $1.9 million for unpaid Percentage Rent through December 31, 2008, including late fees and litigation expenses, and $407,000 for Percentage Rent for the first three calendar quarters of 2009.

We and our subsidiaries are involved in various other legal proceedings most of which relate to routine matters incidental to our business. We do not believe that the outcome of these matters, individually or collectively, is likely to have a material adverse effect on the Company.

ITEM 4. REMOVED AND RESERVED

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

The following table sets forth the quarterly high and low bid price for the Company's common stock for each quarter for the period from April 1, 2008 through March 31, 2010, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW
Apr 2008 - Jun 2008	$0.12	$0.07
Jul 2008 - Sep 2008	$0.14	$0.01
Oct 2008 - Dec 2008	$0.06	$0.01
Jan 2009 - Mar 2009	$0.05	$0.01
Apr 2009 - Jun 2009	$0.03	$0.01
Jul 2009 - Sep 2009	$0.15	$0.01
Oct 2009 - Dec 2009	$0.12	$0.05
Jan 2010 - Mar 2010	$0.10	$0.04

As of the date of this report, there were approximately 171 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,645,000	$ 0.19	9,774,343
Equity compensation plans not approved by security holders	-	-	-

Total	8,645,000	$ 0.19	9,774,343

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

OVERVIEW

On March 8, 2005, the Company completed its acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation ("Tenet"). The Hospitals were assigned to four wholly owned subsidiaries of the Company formed for the purpose of completing the Acquisition. The Company also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, (v) a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (vi) equipment and contract rights. At the closing of the Acquisition, the Company transferred all of the fee interests in the acquired real estate, except for item (v) above, to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned indirectly by two of the Company's largest shareholders.

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

INDUSTRY - Our Hospitals receive a substantial portion of their revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a stockholders’ deficiency of $36.8 million and a working capital deficit of $4.5 million at March 31, 2010.

LENDER RECEIVERSHIP AND DEFAULT – On January 28, 2009, the Company’s “Lender” (consisting of Medical Capital Corporation and its affiliates, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II, and Medical Provider Financial Corporation III) began to collect and retain amounts in excess of the amounts due to it (“Excess Amounts”) under the $50.0 million Revolving Credit Agreement. From January 28, 2009 to on or about May 18, 2009, the Lender had swept an aggregate of $14.3 million in Excess Amounts.  The Lender continued to release Excess Amounts to defray the Company’s monthly interest obligations under all other loan agreements between it and the Company through June 30, 2009, resulting in a balance in Excess Amounts of $11.3 million.

On April 14, 2009, the Company issued a letter (the “Demand Letter”) notifying the Lender that it was in default on the $50.0 million Revolving Credit Agreement, to make demand for return of all Excess Amounts, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. The Company considered the Lender’s failure to return the Excess Amounts as an improper conversion of assets and a breach of the Lender’s fiduciary and custodial obligations. On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the “Lockbox Agreement”) notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen. On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender’s relinquishment provided the Company with full access to its bank accounts and the accounts were no longer accessible by the Lender.

On July 16, 2009, the SEC filed a fraud complaint with the United States District Court against the parent company and affiliates of the Lender for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government’s case. On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver ("Lender's Receiver") by the United States District Court in this securities fraud enforcement action.

Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Receiver included in this Item 7.

Due to the uncertainty created under receivership, as of September 30, 2009, the Company applied ASC 450, “Contingencies,” in assessing the need for a valuation reserve and concluded that the loss was both probable and estimable. As a result, during the three months ended September 30, 2009, the Company fully reserved the balance of $11.3 million in Excess Amounts.

Subsequent to March 31, 2010, pursuant to the Release (See “MEMORANDUM OF UNDERSTANDING” and “OMNIBUS AMENDMENT”) the Lender released $6.4 million in Excess Amounts to apply against interest expense the Company had accrued under its term loans. As a result, as of March 31, 2010, the Lender retained a net amount of $4.9 million in Excess Amounts under the $50.0 million Revolving Credit Agreement. Under the terms of the MOU and Omnibus Amendment, an additional $1.0 million was recovered by the Company as a reduction in principal of the Company’s outstanding debt, resulting in a gross recovery of $7.4 million. As an offsetting cost of the recovery and pursuant to the aforementioned MOU, the Company issued a warrant to purchase up to 170.0 million shares of the Company’s common stock at $0.07 per share to Dr. Kali P. Chaudhuri, the Company’s majority shareholder, who facilitated the Release that provided for the $6.4 million release by the Lender of Excess Amounts and the $1.0 million reduction in principal noted above, among other benefits, to the Company (See “MEMORANDUM OF UNDERSTANDING” and “OMNIBUS AMENDMENT”). The fair value of the warrant is estimated at $2.1 million using the Black-Scholes valuation model. Accordingly, as of March 31, 2010, the Company revised its estimate of the valuation reserve based on the more recent and certain outcome using the guidance of ASC 450, resulting in a net expense amount of $6.0 million for the year ended March 31, 2010.

The Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on its ability to continue as a going concern. Subsequent to March 31, 2010, the Company entered into an agreement with a new lender whereby $10.0 million in revolving funds will be available to the Company for working capital and general corporate purposes (See “OMNIBUS AMENDMENT”). However, a $10.0 million revolving line of credit may be insufficient to meet the Company’s cash needs. The consolidated financial statements do not include any adjustments that might result from the outcome this uncertainty.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and indicate a need for it to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements, reducing operating expenses, or obtaining sufficient working capital financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See “MEMORANDUM OF UNDERSTANDING” and “OMNIBUS AMENDMENT”.)

Key items for the year ended March 31, 2010 included:

1.
During the year ended March 31, 2010, the Company received a lump sum amendment to the CMAC agreement for $3.0 million and $2.3 million received by PCHI in a settlement with a third party for additional back rent. During the year ended March 31, 2009, the Company received a lump sum amendment to the CMAC agreement for $3.7 million. Adjusting for these lump-sum payments, net collectible revenues (net operating revenues less provision for doubtful accounts) for the year ended March 31, 2010 and 2009 were $346.3 million and $347.1 million, respectively, representing a decrease of 0.23%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues increased $10.3 million for the year ended March 31, 2010 compared to the year ended March 31, 2009.

Inpatient admissions decreased by 4.5% to 25.6 for the year ended March 31, 2010 compared to 26.8 for the year ended March 31, 2009. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that reached term pending renegotiation.

Uninsured patients, as a percentage of gross charges, decreased to 5.2% from 6.0% for the year ended March 31, 2010 compared to the year ended March 31, 2009.

2.
Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. Operating expenses before interest for the year ended March 31, 2010 were $363.6 million, or 4.4%, lower than in fiscal year 2009. The most significant factors of this decrease were the $10.5 million decrease in the provision for doubtful accounts due to improvements in collection efforts, $2.8 million decrease in salaries and benefits, $11.4 million decrease in other operating expenses, which were partially offset by the $6.0 million loss related to Excess Amounts noted above.

As of March 31, 2010, the Company’s debt consisted of the following (see “OMNIBUS AMENDMENT”):

•	A $45.0 million Term Note issued under the $80.0 million credit agreement, being a fixed interest rate of 10.25% per year.

•	A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year.

•
A $10.7 million credit agreement, under which we issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note, subject to certain dilution adjustments.

•
A $50.0 million Revolving Credit Agreement, under which we issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year and an unused commitment fee of 0.50% per year. As noted above, the Lender is in default under this agreement.

SECURITIES PURCHASE AGREEMENT - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri had a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million.

Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding, previously issued, warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million. The Company used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. The Purchase Right expired on January 10, 2009.

On January 30, 2009, the Company entered into an amendment of the Purchase Agreement ("Amended Purchase Agreement"). Under the Amended Purchase Agreement, Dr. Chaudhuri agreed to purchase immediately from the Company 33.3 million shares of Company common stock (the "Additional Shares") at a purchase price of $0.03 per share, or an aggregate purchase price of $1.0 million. In consideration for Dr. Chaudhuri's entry into the Amended Purchase Agreement and payment to the Company of $30, under the Amended Purchase Agreement the Company granted to Dr. Chaudhuri the right, in Dr. Chaudhuri's sole discretion (subject to the Company having sufficient authorized capital), to invest at any time and from time to time through January 30, 2010 up to $6.0 million through the purchase of shares of the Company's common stock at a purchase price of $0.11 per share. The Amended Purchase Agreement expired on January 30, 2010.

Since the shares purchased under the Amended Purchase Agreement resulted in a change in control, the Company is subject to limitations on the use of its net operating loss carryforwards.

GLOBAL SETTLEMENT AGREEMENT - Effective April 2, 2009, the Company, Dr. Shah, OC-PIN, Mr. Mogel, PCHI, West Coast, Dr. Chaudhuri, Ganesha, Mr. Thomas, and the Lender entered into a Settlement Agreement, General Release and Covenant Not to Sue ("Global Settlement Agreement") in connection with the settlement of pending and threatened litigation, arbitration, appellate, and other legal proceedings (the "Actions") among the various parties. Pursuant to the Global Settlement Agreement, the Company agreed to pay to OC-PIN and Dr. Shah a total sum of $2.4 million in two installments consisting of $1.6 million at closing and $750, together with interest thereon at 8%, payable on September 25, 2009 (the "Second Payment $750"). The Company also agreed to pay the sum of $15 as satisfaction of Dr. Shah's individual claims. Additionally, the Company and Mr. Mogel agreed to stipulate to the release and return of a $50 bond which was posted in connection with a shareholder derivative suit filed by OC-PIN against both Mr. Mogel and the Company. The completion of this transaction is still pending (see "MEKA COMPLAINT"). The balance due of $750 is accrued at March 31, 2010.

In addition, Dr. Shah covenanted and agreed, that for a period of 2 years after the Closing, he will not accept any nomination, appointment or will not serve in the capacity as a director, officer, or employee of the Company, so long as the Company keeps the PCHI and Chapman Medical Center leases current by making payments within 45 days of when payments are due.

Pursuant to the Global Settlement Agreement, the Company agreed to amend its Bylaws to provide (i) that the number of members of the Company's Board of Directors shall be fixed at 7 and (ii) that a shareholder who owns 15% or more of the voting stock of the Company is entitled to call one special shareholders meeting per year. As of March 31, 2010, OC-PIN's representative has not been duly appointed by OC-PIN (see "MEKA COMPLAINT").

Also pursuant to the Global Settlement Agreement, the Company entered into Stock Purchase Agreements (the "2009 Stock Purchase Agreements") with Dr. Chaudhuri, Dr. Shah, and OC-PIN. Pursuant to these 2009 Stock Purchase Agreements, Dr. Shah and OC-PIN will receive an aggregate of 14.7 million shares of the Company's common stock each and Dr. Chaudhuri will receive an aggregate of 30.6 million shares of the Company's common stock, for a price of $0.03 per share (the "2009 Stock Purchase Shares"). As of March 31, 2010, the 2009 Stock Purchase Shares have been issued but full payment has not been received by the Company. The completion of this transaction is still pending (see "MEKA COMPLAINT").

In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to Credit Agreement. The Lender agreed to reduce the interest rate on the $45.0 million Term Note from 14.0% to 10.25% and to maintain such interest rate up to and including the maturity date of the Term Note, or any extension thereof, as defined in the $80 million credit agreement, under which the $45.0 million Term Note was issued.  The reduction of the interest rate was deemed not to meet the criteria for a troubled debt restructuring.

MEKA COMPLAINT - On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr.Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements.

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

MEMORANDUM OF UNDERSTANDING - On January 13, 2010, the Company entered into an Amended and Restated Memorandum of Understanding (the “MOU”) with Dr. Chaudhuri and KPC Resolution Company, LLC (“KPC”), an affiliate of Dr. Chaudhuri. The MOU amended and restated the original Memorandum of Understanding entered into by the Company and Dr. Chaudhuri on or about August 12, 2009.  Concurrently with entering into the MOU, KPC entered into a Loan Purchase and Sale Agreement (the “Sale Agreement”) with the court-appointed receiver for the Lender to purchase all of the Company’s credit facilities with the Lender and the related warrants to purchase common stock of the Company that were issued to the Lender. Included as an exhibit to the Sale Agreement was a release between the Company and the Receiver. Under the terms of the “Release,” among other things, the Receiver would release Excess Amounts representing interest on the Company’s term loans for the period from July 1, 2009 though the date of sale of all of the Company’s notes with the Lenders. The Release would be effective only if KPC, or its designee, would be the purchaser of the notes from the Receiver. On March 22, 2010, the Release was signed by the Company and hand delivered to the Receiver’s legal counsel. At that point, the Release was acceptable to both the Receiver and the Company and was being held by the Receiver’s legal counsel until KPC, or its designee, would purchase the Company’s notes from the Receiver.

 In consideration of obtaining the Release and other benefits for the Company, the Company agreed to issue a warrant to purchase up to 170.0 million shares of the Company’s common stock at $0.07 per share to Dr. Chaudhuri.  The MOU was terminated on April 13, 2010, upon execution of the Omnibus Amendment. Some of the terms in the MOU survived and are included in the Omnibus Amendment (see “OMNIBUS AMENDMENT”).

OMNIBUS AMENDMENT - On April 13, 2010, the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha, Dr. Chaudhuri, and KPC. KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company. Ganesha is a member of PCHI with a 49% membership interest.

The Omnibus Amendment amends the $80.0 million credit facility dated as of October 9, 2007, as amended (the “$80.0 million credit agreement”), the $50.0 million revolving credit facility) dated as of October 9, 2007, as amended (the “$50.0 million revolving credit agreement”), and the $10.7 million credit facility dated as of October 9, 2007, as amended (the “$10.7 million credit agreement” and together with the $80.0 million credit agreement and the $50.0 million revolving credit agreement, the “Credit Agreements”), by and among the Company and certain affiliates of the Lender.

The Company entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement, dated as of January 13, 2010, as amended, by and between KPC and the Lender’s Receiver. Under the Loan Purchase Agreement, KPC agreed to purchase all of the Credit Agreements from the Lender’s Receiver for $70.0 million. Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in acquiring the Credit Agreements to Silver Point, and KPC purchased from Silver Point a participation interest in the Credit Agreements. On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by the Company in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

The following are material terms of the Omnibus Amendment:

•	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.
•
Affirming release of prior claims between the Company and the Lender’s Receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees under the Credit Agreements as of April 13, 2010.

•
The $80.0 million credit agreement was amended so that the $45.0 million Term Note (the “$45.0 million loan”) and $35.0 million Non-Revolving Line of Credit Note (the “$35.0 million loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under California AB 1383.

•
The $50.0 million Revolving Credit Agreement was amended so that Silver Point will, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to the Company for working capital and general corporate purposes.  Each advance under the $50.0 million revolving credit agreement will bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, the Company agreed to make mandatory prepayments of the $50.0 million revolving credit agreement under the conditions described above with respect to the $80.0 million credit agreement.  The financial covenants under the $50.0 million revolving credit agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement.

•
The $10.7 million credit agreement was amended so that the $10.7 million Convertible Term Note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan.  In addition, the Company agreed to make mandatory prepayments of the $10.7 million credit agreement under the conditions described above with respect to the $80.0 million credit agreement.

•
In connection with the sale of the Credit Agreements, all warrants and stock conversion rights previously issued to the Lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees.  The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights.

In addition, on April 13, 2010, the Company issued a three-year warrant to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the Release and a $1.0 million reduction in principal of the Company’s outstanding debt which were existing obligations under the MOU, among other benefits to the Company.  The MOU was terminated upon effectiveness of the Omnibus Amendment (see “MEMORANDUM OF UNDERSTANDING”).

On April 13, 2010, in connection with the sale of the Credit Agreements by the Receiver, the Company and the Receiver entered into a release (the “Release”) under which the Company agreed to provide a general release to the Receiver from any claims arising under the Credit Agreements.  The Company received a limited release from the Receiver for claims arising under the Credit Agreements and the sale of the Credit Agreements by the Receiver.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. In October 2007, the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until certain refinancing takes place, the annual base rental payments were reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above.

Pursuant to the Global Settlement Agreement, the Company and PCHI entered into the Amendment to Amended and Restated Triple Net Hospital Building Lease (the "2009 Lease Amendment"), whereby PCHI agreed to reduce the rent paid by the Company under the Amended Lease by an amount equal to the debt service reduction (i.e., the difference between 14.0% and 10.25%) during the debt service reduction period, as defined, reducing the annual base rent from $7.1 million to $5.4 million.

On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”). Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million loan, the annual base rent will increase to $8.3 million. In addition, since the Company has not paid rent due under the lease for the period from November 1, 2008 through April 30, 2010, the Company agreed that upon receipt of provider fee funds from Medi-Cal under California AB 1383 (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment), the Company will pay all unpaid rent due to PCHI, but in any event not later than December 1, 2010. This lease commitment with PCHI is eliminated in consolidation (see "GLOBAL SETTLEMENT AGREEMENT" and "OMNIBUS AMENDMENT").

The Company remains primarily liable under the $45.0 million loan notwithstanding its guarantee by PCHI, and this note is cross collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. Given these factors, the Company has indirectly guaranteed the indebtedness of PCHI. The Company is standing ready to perform on the $45.0 million loan should PCHI not be able to perform and has undertaken a contingent obligation to make future payments if those triggering events or conditions occur.

COMMITMENTS AND CONTINGENCIES - The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2010.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company's cash flow.

CASH FLOW - Net cash provided by operating activities for the years ended March 31, 2010 and 2009 was $18.4 million and $20.1 million, respectively. Net income, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from noncontrolling interests, totaled $11.0 million and $3.3 million for the years ended March 31, 2010 and 2009, respectively. The Company used $1.4 million and produced $16.8 million in working capital for the year ended March 31, 2010 and 2009, respectively. Net cash produced by growth in (used by decrease in) accounts payable, accrued compensation and benefits and other current liabilities was $(3.4) million and $14.1 million for year ended March 31, 2010 and 2009, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $2.7 million and $1.6 million for the years ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities during the years ended March 31, 2010 and 2009 was $2.9 million and $0.8 million, respectively. In the year ended March 31, 2010 and 2009, the Company invested $2.9 million and $0.8 million in cash, respectively, in new equipment.

Net cash used in financing activities for the year ended March 31, 2010 and 2009 was $8.8 million and $18.9 million, respectively. The decrease in net cash used in financing activities for the year ended March 31, 2010 was primarily due to $5.7 million in amounts collected and retained by the Lender in excess of the amounts due to the Lender under the $50.0 million Revolving Credit Agreement.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the years ended March 31, 2010 and 2009, our consolidated statements of operations expressed as a percentage of net operating revenues.

	Year ended March 31,
	2010		2009

Net operating revenues	100.0%		100.0%

Operating expenses:
Salaries and benefits	54.8%		54.1%
Supplies	13.8%		13.1%
Provision for doubtful accounts	8.3%		10.7%
Other operating expenses	15.3%		17.9%
Depreciation and amortization	1.0%		0.9%
Loss - due from Lender	1.6%		0.0%
	94.8%		96.7%

Operating income	5.2%		3.3%

Other expense:
Interest expense, net	(2.4%	)	(3.2%	)
Warrant expense	0.0%		(0.0%	)
	(2.4%	)	(3.2%	)

Income before provision for income taxes	2.8%		0.1%
Income tax provision (benefit)	(0.0%	)	0.1%
Net income (loss)	2.8%		(0.0%	)
Net income attributable to
noncontrolling interests	(1.0%	)	(0.3%	)
Net income (loss) attributable to
Integrated Healthcare Holdings, Inc.	1.8%		(0.3%	)

FISCAL YEAR ENDED MARCH 31, 2010 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2009

NET OPERATING REVENUES - Net operating revenues for the year ended March 31, 2010 decreased 2.4% compared to fiscal year 2009, from $393.0 million to $383.4 million. Net operating revenues for the year ended March 31, 2010 included a lump sum amendment to the CMAC agreement for $3.0 million and $2.3 million received by PCHI in a settlement with a third party for additional back rent. Net operating revenues for the year ended March 31, 2009 included a lump sum amendment to the CMAC agreement for $3.7 million.  Admissions for the year ended March 31, 2010 decreased 4.3% compared to fiscal year 2009. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation. Net operating revenues per admission improved by 1.9% during the year ended March 31, 2010 as a result of negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2010 and 2009 were $8.3 million and $8.2 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 59.1% and 55.0% of the net operating revenues for the years ended March 31, 2010 and 2009, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.2% from 6.0% for the year ended March 31, 2010 compared to the year ended March 31, 2009.

Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $5.3 million and $3.7 million lump sum payments referred to above during the years ended March 31, 2010 and 2009, respectively, Net Collectible Revenues were $346.3 million (net revenues of $378.1 million less $31.8 million in provision for doubtful accounts) and $347.1 million (net revenues of $389.3 million less $42.2 million in provision for doubtful accounts) for the years ended March 31, 2010 and 2009, respectively, representing an decrease of $0.8 million. There was an increase in Net Collectible Revenues per admission of 4.2% for the year ended March 31, 2010 compared to the year ended March 31, 2009.

OPERATING EXPENSES - Operating expenses for the year ended March 31, 2010 decreased to $363.6 million from $380.5 million, a decrease of $16.9 million, or 4.4%, compared to fiscal year 2009. Operating expenses expressed as a percentage of net operating revenues for the years ended March 31, 2010 and 2009 were 94.8% and 96.8%, respectively. On a per admission basis, operating expenses decreased 0.2%.

Salaries and benefits decreased $2.8 million (1.3%) for the year ended March 31, 2010 compared to fiscal year 2009. Contract labor decreased $6.2 million as nurses returned to the workforce in response to the current economic downturn.

Other operating expenses during the year ended March 31, 2010 decreased to $59.1 million from $70.5 million, a decrease of $11.4 million, or 16.2%, compared to fiscal 2009, primarily due to the decline in admissions and decreases in professional fees ($7.8 million decrease) and purchased services ($2.2 million decrease).  Also, during the year ended March 31, 2009, the Company recorded $2.4 million in other operating expenses relating to the Settlement Agreement effective April 2, 2009 (see "GLOBAL SETTLEMENT AGREEMENT").

The provision for doubtful accounts for year ended March 31, 2010 decreased to $31.8 million from $42.2 million, or 24.8%, compared to the same period in fiscal year 2009. The decrease in the provision for doubtful accounts for the year ended March 31, 2010 is primarily due to improvement in collections, which were 2.2% higher during the year ended March 31, 2010 compared to the year ended March 31, 2009 and increase in government payments as a percentage of total revenues.  Other factors contributing to the decrease include improved recovery from a non-contracted managed care payer and decrease in self-pay.

OPERATING INCOME - The operating income for the year ended March 31, 2010 and 2009 was $19.8 million and $12.5 million, respectively.

OTHER EXPENSE - Interest expense for the year ended March 31, 2010 was $9.3 million compared to $12.4 million for the same period in fiscal year 2010. The decrease primarily related to the reduction in the outstanding balance of the Company’s $50 million Revolving Line of Credit.

NET INCOME (LOSS) - Net income for the year ended March 31, 2010 was $7.1 million compared to a net loss of $1.5 million for fiscal year 2009.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $220 thousand and $1.6 million as of March 31, 2010 and 2009, respectively.

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

The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the year ended March 31, 2010, the Company recorded $172.9 in Final Notice of Program Reimbursement settlements.   During the year ended March 31, 2009, the Company reversed $1.7 million in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. As of March 31, 2009, the Company had reversed all reserves for excess outlier payments.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $18.9 million and $21.9 million during the years ended March 31, 2010 and 2009, respectively. The related revenue recorded for the years ended March 31, 2010 and 2009 was $21.0 million and $19.7 million, respectively. As of March 31, 2010 and 2009, estimated DSH receivables were $4.8 million and $2.7 million, respectively.

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $8.3 million and $8.2 million for the years ended March 31, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2010 and 2009 based on historical collections experience.

Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. As of March 31, 2010 and 2009, the Company established a receivable in the amount of $1.7 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

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

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2010 and 2009, the Company had accrued $10.5 million and $8.7 million, respectively, which is comprised of $4.1 million and $4.1 million, respectively, in incurred and reported claims, along with $6.4 million and $4.6 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2010 and 2009, the Company had accrued $717 and $711, respectively, comprised of $239 and $202, respectively, in incurred and reported claims, along with $478 and $509, respectively, in estimated IBNR.

Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2010 and 2009, the Company had accrued $1.7 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at March 31, 2010 and 2009.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued a new standard that eliminates the previously allowed exceptions of consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The adoption of this standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Because the Company’s accompanying consolidated financial statements are considered issued when filed with the SEC, it has evaluated subsequent events to the filing date of this Form 10-K with the SEC.

In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's consolidated financial statements.

In May 2008, the FASB issued a new standard that clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, the statement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued a new standard that requires enhanced disclosures about an entity’s derivative and hedging activities. The Company does not currently have derivatives or enter into hedging activities; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued a new standard that requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. The standard also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of this standard as of April 1, 2009 did not have a material effect on the Company’s consolidated financial statements. In connection with the adoption of this new standard, the prior year financial statements have been adjusted to conform to the new required presentation.

In December 2007, the FASB issued a new standard that changes the accounting treatment for business combinations on a prospective basis. It requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. The standard also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company had no business combinations during the current reporting periods; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company’s consolidated financial statements. The effect of the adoption of this standard will depend upon the nature and terms of any future business combinations the Company undertakes.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2010 the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as a part of this report beginning on page F-1:

PAGE	DESCRIPTION
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2010 and 2009 (adjusted)
F-3	Consolidated Statements of Operations for the years ended March 31, 2010 and 2009 (adjusted)
F-4	Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2010 and 2009 (adjusted)
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009 (adjusted)
F-6	Notes to Consolidated Financial Statements
F-40	Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2010 and 2009

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

The Company assessed its internal control system as of March 31, 2010 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of March 31, 2010, its system of internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. This evaluation was based on the framework in Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation by management as of March 31, 2010 concluded that the Company's disclosure controls and procedures are effective as of such date to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains certain information concerning our directors and executive officers as of March 31, 2010:

NAME	AGE	POSITION WITH COMPANY	DATE BECAME DIRECTOR
Maurice J. DeWald	70	Chairman of the Board	August 1, 2005
Hon. C. Robert Jameson	70	Director	July 11, 2007
Ajay G. Meka, M.D.	59	Director	September 28, 2006
Michael Metzler	63	Director	September 5, 2007
J. Fernando Niebla	70	Director	August 1, 2005
William E. Thomas	61	Director	September 5, 2007
Kenneth K. Westbrook	59	Director, Chief Executive Officer & President	December 2, 2008
Steven R. Blake	57	Chief Financial Officer & Executive Vice President, Finance
Daniel J. Brothman	55	Chief Operating Officer & Executive Vice President, Operations

MAURICE J. DEWALD has served as a member of the Board of Directors of the Company since August 1, 2005 and has served as Chairman of the Board of Directors since October 7, 2008. Mr. DeWald sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. As a senior finance executive, Mr. DeWald brings to our Board extensive qualifications and experience in management, finance, and public accounting, as well as his experience in the healthcare industry.  Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is a director of Mizuho Corporate Bank of California, Healthcare Trust of America, Inc., and is a former director of Tenet Healthcare Corporation ("Tenet") and Quality Systems, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant (inactive) and a member of the American Institute of CPAs and California Society of CPAs.

HON. C. ROBERT JAMESON has been a director of the Company since July 11, 2007. Judge Jameson is a retired Orange County Superior judge.  Judge Jameson brings to our Board extensive experience in the legal profession and negotiating skills.  He is now affiliated with Judicate West, a provider of alternative dispute resolution, handling complex alternative dispute resolution matters. Before leaving the bench, he was Presiding Judge of the Orange County Superior Court Appellate Division. Judge Jameson obtained his B.A. degree in Political Science from the University of California, Davis in 1963 and his Juris Doctor degree at the University of California, Hastings College of the Law in 1966. He served as a judge from 1984-2005 and also was President of the Banyard Inn of Court and an Adjunct Professor of Law at Whittier Law School during his tenure. Judge Jameson was awarded "Judge of the Year" nine times over the course of his career by organizations such as: the Orange County Bar Association Business Litigation section, Orange County Trial Lawyers, the American Board of Trial Advocates and the Consumer Attorneys of California.

AJAY G. MEKA, M.D has served as a member of the Board of Directors of the Company since September 28, 2006. Dr. Meka brings to our Board extensive experience in the healthcare industry.  Dr. Meka has been a licensed physician in California for the past 26 years. He is a board certified physician practicing in Orange County, California. Dr. Meka received his medical degree from Guntur Medical College in Gunter, India. He performed his postgraduate training at Brooklyn Jewish Hospital and Coney Island Hospital, both in Brooklyn, New York.

MICHAEL METZLER has been a member of the Board of Directors of the Company since September 5, 2007 and sits on the Audit Committee and is Chairman of the Governance Committee.  Mr. Metzler brings to our Board extensive leadership, organizational, and management skills.  He is CEO of Metzler and Associates, a consulting firm specializing in organization development. He served as President and Chief Executive Officer of the Greater Santa Ana Business Alliance, formerly known as the Santa Ana Chamber of Commerce, for 27 years from 1983 to 2010. Mr. Metzler has served on numerous community boards, city commissions, and county, regional, state and national committees and task forces. He was a founder of the Santa Ana Business Bank and sits on its board of directors. Mr. Metzler received a Ford Foundation Fellowship in Regionalism and Sustainable Development in 2008. He is a graduate of California State University, Fullerton, and attended Loyola University School of Law and the Peter F. Drucker Graduate School of Management at Claremont University.

J. FERNANDO NIEBLA has served as a member of the Board of Directors of the Company since August 1, 2005 and sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. Mr. Niebla brings to our Board extensive experience in executive leadership and board membership experience with large publicly traded companies.  He has served as President of International Technology Partners, LLC, an information technology and business consulting services company based on Orange County, California since August 1998. He is also a founder of Infotec Development Inc. and Infotec Commercial Systems, two national information technology firms. He currently serves on the Boards of Directors of Union Bank of California, Pacific Life Corp., Life Modeler, Inc., and Granite Construction Corp., the Board of Trustees of the Orange County Health Foundation, and is the Chairman of the California Advisory Committee to Nacional Financiera, a Mexican Government agency similar to the U.S. Government Small Business Administration office. Mr. Niebla holds a B.S. degree in Electrical Engineering from the University of Arizona and an M.S. QBA from the University of Southern California.

WILLIAM E. THOMAS brings to our Board extensive experience in the legal profession and healthcare industry.  Mr. Thomas is the Executive Vice President and General Counsel of Strategic Global Management, Inc., a healthcare ventures firm in Riverside, California. He has served in such capacity since October of 1998. Prior to that Mr. Thomas was a founding and managing partner of a law firm in Riverside, California specializing in business, real estate, and other transactional matters.  He is a member of the board of directors of Provident Financial Holdings, Inc. Mr. Thomas graduated from the University of California at Santa Barbara with a Bachelor of Arts degree in History and Political Science. He holds a Juris Doctor degree from the University of California, Hastings College of the Law, and a Master of Laws degree from New York University. He is a member of the California Bar Association.

KENNETH K. WESTBROOK has served as President and Chief Executive Officer of the Company since December 2, 2008. Mr. Westbrook brings to our Board extensive experience as a healthcare executive with unique operational and management skills. Mr. Westbrook was Senior Vice President for Operations for OrNda HealthCorp (1996) and Senior Vice President of Operations for Tenet (1997 through 2004). Mr. Westbrook sold the four hospitals that created the Company as he left Tenet. During the years at OrNda and Tenet, Mr. Westbrook also had the experience of acting as each of the four hospitals' interim CEO when vacancies occurred. Prior to OrNda, Mr. Westbrook was the Chief Operating Officer for Hospital Corporation of America's Pacific Division and was previously a hospital CEO at several Southern California hospitals. Mr. Westbrook served as a director for Aperture Health, Inc. from August 2006 until December 2008. He has graduate and undergraduate degrees in business from the University of Redlands and is currently a member of several healthcare professional associations.

STEVEN R. BLAKE has served as Chief Financial Officer of the Company since July 1, 2005 and Executive Vice President, Finance since March 21, 2008. He is a California licensed Certified Public Accountant (inactive). Mr. Blake came to the Company with over 20 years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet, a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake's strong hospital financial background combined with his knowledge of public company requirements made him a strong addition to the Company's corporate team.

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

CORPORATE GOVERNANCE

Director Independence and Executive Sessions

         The Board of Directors has determined that Directors DeWald, Meka, Metzler, Niebla and Jameson each satisfy the definition of "independent director" as established in the NASDAQ listing standards.  The independent directors regularly meet in executive sessions without the CEO or other members of management present to review the performance of management and other relevant matters.

Board’s Leadership Structure

         The Board’s current leadership structure is characterized by an active and independent Chairman (who is not the same person as our CEO), robust Committee structure with oversight of various types of risks and an engaged and majority-independent Board.  The Board believes that its current leadership structure provides strong and independent board leadership while deriving the benefit of having our CEO serve as a member of our Board.

Risk Oversight

         Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of our strategic and organizational objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk oversight is to understand the risks our Company faces, the steps management is taking to manage those risks and to assess management’s appetite for risk. It is management’s responsibility to manage risk and bring to the Board’s attention material risks facing our Company. Our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance and legal developments which are each integrated with enterprise-risk exposures. The Compensation Committee of our Board also approves our CEO’s performance goals for each year. In doing so, the Committee has an opportunity to ensure that the CEO’s goals include responsibility for broad risk management. The involvement of the full Board in setting our strategic plan is a key part of its assessment of the risks inherent in our corporate strategy.

         While the Board has the ultimate responsibility for overall risk oversight, each Committee of the Board also has responsibility for particular areas of risk oversight. For example, the Audit Committee focuses on financial risk and internal controls, and receives an annual risk assessment report from our internal auditors. In addition, the Compensation Committee evaluates and sets compensation programs that encourage decision making predicated upon a level of risk consistent with our business strategy. The Compensation Committee also reviews compensation and benefit plans affecting employees in addition to those applicable to executive officers.

Attendance at Meetings

         Directors are elected at our annual meeting and each director serves until the following annual meeting and until his successor is elected and qualified.

         Although we do not have a formal policy regarding attendance by Board members at our annual meeting of stockholders, directors are encouraged to attend our annual meetings. All of our current directors attended our 2008 Annual Meeting of Stockholders.

         Our Board of Directors held 25 meetings during fiscal 2010. Each director attended or participated in 75% or more of the aggregate number of meetings of the Board and of meetings of the committees of the Board on which such director served.

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

Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2010, all such forms were filed in a timely fashion.

CODE OF ETHICS

We have adopted Standards of Conduct and Ethics that apply to our employees (including our principal executive officer, principal financial officer, principal accounting officer, and controller) and our directors. Our Standards of Conduct and Ethics can be accessed on our website at http://www.ihhioc.com under the Investor Relations section.

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

BOARD COMMITTEES

Our board of directors has established an Audit Committee and Compensation Committee.  The Company does not have a Nominating Committee, as the entire Board of Directors performs the functions of this committee and this process has been adequate to handle the Board nomination process to date.

Audit Committee

The Audit Committee of the Board of Directors was formed in August 2005 and consists of three of our independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005, and Michael Metzler, who joined the Board of Directors in September 2007. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent registered public accounting firm. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. Of the six audit committee meetings held during the year ended March 31, 2010, Messrs DeWald, Niebla, and Metzler attended all meetings. The Board of Directors has adopted and approved an Audit Committee Charter for the Audit Committee.  A current copy of this charter is posted on our website at http://www.ihhioc.com under the Investor Relations section.

Management is responsible for the Company's internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue a report on the consolidated financial statements. The Audit Committee's responsibility is to oversee these activities.

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

Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2010 for filing with the SEC. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla.

Compensation Committee

The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Mr. J. Fernando Niebla, chair, and Mr. William E. Thomas. In our fiscal year ended March 31, 2010, the Compensation Committee held five meetings. The Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table. The Board of Directors has adopted and approved a Compensation Committee Charter for the Compensation Committee.  A current copy of this charter is posted on our web site at http://www.ihhioc.com under the Investor Relations section.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information regarding compensation to (i) our Chief Executive Officer; and (ii) our two other most highly compensated executive officers employed by us as of March 31, 2010 whose salary and bonus for the fiscal year ended March 31, 2010 was in excess of $100,000 for their services rendered in all capacities to us. The listed individuals are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)(4)	All other compensation ($)	Total ($)

Kenneth K. Westbrook	2010	500,001	137,500	-	28,101	665,602
Principal Executive Officer (1)	2009	144,231	11,936	6,839	6,000	169,006

Steven R. Blake	2010	423,108	105,500	-	12,000	540,608
Principal Financial Officer & Executive Vice President, Finance (2)	2009	422,000	30,222	-	15,476	467,698

Daniel J. Brothman	2010	422,000	105,500	-	18,750	546,250
Chief Operating Officer (3)	2009	422,000	26,375	-	18,750	467,125
_____________________
(1)
All other compensation for 2010 includes auto allowance of $18,000 and the balance is Company contribution to the 401(k) plan. Salary for 2009  commenced on December 1, 2008.  All other compensation for 2009 consists of an auto allowance of $6,000.

(2)	All other compensation for 2010 consists of an auto allowance of $12,000. All other compensation for 2009 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.
(3)
All other compensation for 2010 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan. All other compensation for 2009 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.

(4)
Values in this column represent the fair value of options on the date of grant. These amounts do not represent the intrinsic or market value of the awards on the date of grant, at year end or at present. For grant date values of all outstanding options at March 31, 2010, please see table entitled "Outstanding Equity Awards at Fiscal Year-End."

The following table sets forth summary information regarding stock options the Company has granted to the Named Executive Officers as of March 31, 2010 under the Company's 2006 Stock Incentive Plan.

OUTSTANDING STOCK OPTIONS AWARDS AT FISCAL YEAR-END
Name	Grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Grant date fair value per share ($)

Kenneth K. Westbrook (1)	December 2, 2008	1,500,000	500,000	500,000	0.01	December 2, 2015	0.00
Steven R. Blake (2)	August 6, 2007	275,000	25,000	25,000	0.26	August 6, 2014	0.03
Daniel J. Brothman (3)	August 6, 2007	1,000,000	-	-	0.26	August 6, 2014	0.02

___________________
(1)	1/3 of the shares vested on the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company beginning on March 31, 2009.
(2)
1/3 of the shares vested on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary.

(3)	Vesting retroactively commenced on March 8, 2005, all options were fully vested as of March 31, 2008.

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

On March 29, 2010, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with each of Kenneth K. Westbrook, its President and CEO, Daniel J. Brothman, its COO, and Steven R. Blake, its CFO & EVP, Finance (each, an "Named Executive Officer" and collectively, the "Named Executive Officers"). The Amended Employment Agreements provide for the following material terms, effective April 1, 2010, and the following material amendments to each individual's original employment agreement:

•
Each individual's employment was changed from an "at will" arrangement to a fixed term of employment of three years, commencing April 1, 2010, with automatic renewals for successive one year periods. The Company or the Named Executive may only terminate the employment relationship during the final 120 days of the initial three-year period or one-year renewal periods, except for a termination by either party "for cause" (as defined in the Amended Employment Agreements). In addition, the events allowing each Named Executive to resign "for cause" have been expanded to include a permanent relocation of his employment outside of Orange County, California.

•
The base salary of Mr. Westbrook was increased from $500,000 to $550,000 per annum, effective February 1, 2010.  The base salaries of each of Messrs. Blake and Brothman remained constant at $422,000 per annum.

•
The Amended Employment Agreements provide for the establishment of annual performance targets for each individual by the Compensation Committee and the Executive within 60 days after the end of each fiscal year. Each Executive's annual bonus will be determined based on his achievement in reaching his individual performance targets.

•
The original employment agreements provided for payment of a severance package to each Executive upon a termination by the Executive "for cause" or termination by the Company "without cause." The severance period has been increased from 12 months to 24 months (36 months during the first year of effectiveness of the Amended Employment Agreements). The Amended Employment Agreements also provide for payment of severance in the event of (i) a termination of employment following a change of control of the Company or (ii) a non-renewal of the Executive's employment by the Company at the end of the fixed 3-year or 1-year employment term. In the case of Messrs. Westbrook and Brothman, the right to receive severance terminates if the individual accepts employment with a competing hospital in a specified geographic area during the severance period.

Pension benefits and Nonqualified Deferred Compensation tables are not included as there are no items to report.

POTENTIAL PAYMENTS UPON TERMINATION

Each of the Company's Named Executive Officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. Unless otherwise note, each Named Executive Officer would be entitled to up to 36 months salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on April 1, 2010, the effective date of the new employment agreements. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the Named Executive Officers as of April 1, 2010, if they resigned for cause is as follows.

PAYMENTS DUE UPON TERMINATION

Name and principal position	Salary	Employee health insurance	Car allowance	Other benefits	Total

Kenneth K. Westbrook	$1,650,000	$10,230	$54,000	-	$1,714,230
Chief Executive Officer (1)

Steven R. Blake	$1,266,000	$22,377	$36,000	-	$1,324,377
Chief Financial Officer &
Executive Vice President,
Finance (1)

Daniel J. Brothman	$1,266,000	$13,095	$36,000	-	$1,315,095
Senior Vice President,
Operations (1)
_______________________
(1) Represents payments for 36 months per employment agreement.

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2010.

DIRECTOR COMPENSATION

	Fees earned	Stock
	or paid in cash	options	Total
Name	($)	($)	($)

Maurice J. DeWald	10,000	-	10,000
Hon. C. Robert Jameson	10,000	-	10,000
Ajay G. Meka, M.D.	10,000	-	10,000
Michael Metzler	10,000	-	10,000
J. Fernando Niebla	10,000	-	10,000
William E. Thomas	10,000	-	10,000

Our current compensation and reimbursement policy for Directors is as follows:

i.
Cash - Each non-employee Director earns an annual fee of $30,000 and an attendance fee of $1,500 for each Board meeting attended, and a separate $1,000 fee for each committee meeting attended. Committee Chairmen earn an additional annual retainer of $5,000. The above fees were received in cash by the named Directors during the year ended March 31, 2010.

ii.	Stock - No options were granted to the Directors during the year ended March 31, 2010.
iii.	Travel Reimbursement - All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other Company activities are reimbursed by the Company.

Employee directors receive no compensation for Board service and the Company does not provide any retirement benefits to non-employee directors. Director Westbrook is not included above as all compensation paid to him is included in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For a discussion of securities authorized for issuance under equity compensation plans, please refer to Item 5 above.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of June 15, 2010 by:

•	each stockholder known to us to own beneficially more than 5% of our Common Stock;
•	each of our directors and executive officers; and
•	all of our current directors and executive officers as a group.

Except as otherwise noted below, the address of each person or entity listed on the table is 1301 North Tustin Avenue, Santa Ana, California 92705.  The address of Dr. Kali P. Chaudhuri, KPC Resolution Company, LLC, and William E. Thomas is 6800 Indiana Avenue, Suite 130, Riverside, CA 92506.  The address of Silver Point Capital, L.P. is Two Greenwich Plaza, 1st Floor, Greenwich, CT 06830.  The address of Orange County Physicians Investment Network, LLC and Dr. Anil V. Shah is 2621 S. Bristol Street, Santa Ana, CA 92704.

NAME	BENEFICIAL OWNERSHIP (1)	PERCENTAGE OF TOTAL (2)

DIRECTORS AND EXECUTIVE OFFICERS
Maurice J. DeWald (3)	350,000	*
Hon. C. Robert Jameson (3)	183,333	*
Ajay G. Meka, M.D. (3)(4)	300,000	*
Michael Metzler (3)	183,333	*
J. Fernando Niebla (3)	350,000	*
William E. Thomas (5)	9,931,831	3.89%
Kenneth K. Westbrook (3)	1,666,667	*
Steven R. Blake (3)	300,000	*
Daniel J. Brothman (3)	1,000,000	*
All current directors and executive officers as a group (9 persons)	14,073,497	5.51%

PRINCIPAL STOCKHOLDERS
Kali P. Chaudhuri, M.D. (6)	437,601,334	77.55%
KPC Resolution Company, LLC (7)	139,000,000	35.25%
Silver Point Capital, L.P. (8)	96,000,000	27.33%
Orange County Physicians Investment Network, LLC (9)	73,798,430	28.91%
Anil V. Shah, M.D. (10)	19,812,000	7.76%
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants and convertible instruments that are exercisable or convertible within 60 days of June 15, 2010 are deemed outstanding for computing the percentage of the person holding such option, warrant or convertible instrument, but are not deemed outstanding for computing the percentage of any other person.  In addition, the information in this table assumes that all shares subject to options, warrants and convertible instruments may be issued by the Company notwithstanding that the total number of shares subject to options, warrants and convertible instruments may exceed the 500,000,000 authorized shares of Common Stock under the Company’s Articles of Incorporation as of June 15, 2010, since the Company has received approval to increase its authorized shares to 800,000,000 as discussed elsewhere in this Information Statement.  Except as reflected in the footnotes or pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)
Percentages are based on 255,307,262 shares of Common Stock outstanding as of June 15, 2010, which does not include up to 17,819,343 shares of Common Stock which may be issued under the Company’s 2006 Stock Incentive Plan, and are otherwise calculated in accordance with Rule 13d-3 under the Exchange Act.

(3)	Consists of a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 15, 2010 pursuant to the Company’s 2006 Stock Incentive Plan.

(4)	Dr. Meka is a member of Orange County Physicians Investment Network, LLC (“OC-PIN”) and disclaims beneficial ownership of shares held by OC-PIN except to the extent of his pecuniary interest therein.

(5)
Consists of 9,748,498 issued and outstanding shares and a portion of a stock option award approved by the Board of Directors which is exercisable within 60 days of June 15, 2010 pursuant to the Company’s 2006 Stock Incentive Plan.

(6)
Consists of 128,601,334 issued and outstanding shares (including 30,600,000 shares for which stock certificates have been issued but not delivered pending payment of the purchase price), 170,000,000 shares which may be acquired by Kali P. Chaudhuri, M.D. pursuant to a three-year warrant issued to him on April 13, 2010, and 139,000,000 shares which may be acquired by KPC Resolution Company, LLC (“KPC Resolution”) pursuant to a three-year warrant issued to it on April 13, 2010.  Dr. Chaudhuri is the manager of KPC Resolution and, as a result, he may be deemed to be the beneficial owner of the securities held by KPC Resolution.  Dr. Chaudhuri disclaims beneficial ownership of the reported securities held by KPC Resolution except to the extent of his pecuniary interest therein.

(7)	Consists of 139,000,000 shares which may be acquired by KPC Resolution pursuant to a three-year warrant issued to it on April 13, 2010.

(8)
Consists of 79,182,635 shares and 16,817,365 shares which may be acquired by SPCP Group, LLC and SPCP Group IV, LLC (the “Funds”), respectively, pursuant to three-year warrants issued to the Funds on April 13, 2010.  Silver Point Capital, L.P. (“Silver Point”) is the investment manager of the Funds and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and, as a result, may be deemed to be the beneficial owner of the securities held by the Funds.  Messrs. Edward A. Mule and Robert J. O’Shea are each members of Management and, as a result, may be deemed to be the beneficial owner of all of the securities held by the Funds.  Silver Point, Management and Messrs. Mule and O’Shea disclaim beneficial ownership of the reported securities held by the Funds except to the extent of their respective pecuniary interests therein.

(9)	Includes 14,700,000 shares for which stock certificates have been issued but not delivered pending payment of the purchase price.

(10)
Includes 14,700,000 shares for which stock certificates have been issued but not delivered pending payment of the purchase price, and does not include any shares held of record by OC-PIN.  Dr. Shah is a member of OC-PIN. The inclusion of 5,112,000 shares in Dr. Shah's holdings is based on information filed by Dr. Shah in a Schedule 13D/A filed on April 9, 2009.  The Company has no independent information verifying the acquisition of such shares by Dr. Shah.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

OC-PIN

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

Pursuant to the Global Settlement Agreement, the Company agreed to amend its Bylaws to provide (i) that the number of members of the Company's Board of Directors shall be fixed at 7 and (ii) that a shareholder who owns 15% or more of the voting stock of the Company is entitled to call one special shareholders meeting per year. As of March 31, 2010, OC-PIN's representative has not been duly appointed by OC-PIN (see "MEKA COMPLAINT").

Also pursuant to the Global Settlement Agreement, the Company entered into Stock Purchase Agreements (the "2009 Stock Purchase Agreements") with Dr. Shah, Dr. Chaudhuri and OC-PIN respectively. Pursuant to these 2009 Stock Purchase Agreements, Dr. Shah and OC-PIN will receive an aggregate of 14.7 million shares of the Company's common stock each and Dr. Chaudhuri will receive an aggregate of 30.6 million shares of the Company's common stock, for a price of $0.03 per share (the "2009 Stock Purchase Shares"). As of March 31, 2010, the 2009 Stock Purchase Shares have been issued but payment has not been received by the Company. The completion of this transaction is still pending.

In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to Credit Agreement ("Credit Amendment"). The Lender agreed to reduce the interest rate on the $45.0 million Term Note to simple interest of 10.25% (the "Debt Service Reduction") and to maintain such interest rate up to and including the maturity date of the Term Note, or any extension thereof, as defined in the $80 million credit agreement, under which the $45.0 million Term Note was issued (the "Debt Service Reduction Period").  The reduction of the interest rate was deemed not to meet the criteria for a troubled debt restructuring.

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

Credit Agreements

On January 28, 2009, the Company’s “Lender” (consisting of Medical Capital Corporation and its affiliates, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II, and Medical Provider Financial Corporation III) began to collect and retain amounts in excess of the amounts due to it (“Excess Amounts”) under the $50.0 million Revolving Credit Agreement. From January 28, 2009 to on or about May 18, 2009, the Lender had swept an aggregate of $14.3 million in Excess Amounts.   The Lender continued to release Excess Amounts to defray the Company’s monthly interest obligations under all other loan agreements between it and the Company through June 30, 2009, resulting in a balance in Excess Amounts of $11.3 million.

On April 14, 2009, the Company issued a letter (the “Demand Letter”) notifying the Lender that it was in default on the $50.0 million Revolving Credit Agreement, to make demand for return of all Excess Amounts, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. The Company considered the Lender’s failure to return the Excess Amounts as an improper conversion of assets and a breach of the Lender’s fiduciary and custodial obligations.  On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the “Lockbox Agreement”) notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen.  On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender’s relinquishment provided the Company with full access to its bank accounts and the accounts were no longer accessible by the Lender.

On July 16, 2009, the SEC filed a fraud complaint with the United States District Court against the parent company and affiliates of the Lender for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government’s case.  On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver ("Lender's Receiver") by the United States District Court in this securities fraud enforcement action.

Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Lender's Receiver included in this Item 13.

Due to the uncertainty created under receivership, as of September 30, 2009, the Company applied ASC 450, “Contingencies,” in assessing the need for a valuation reserve and concluded that the loss was both probable and estimable.  As a result, during the three months ended September 30, 2009, the Company fully reserved the balance of $11.3 million in Excess Amounts.

On January 13, 2010, the Company entered into an Amended and Restated Memorandum of Understanding (the “MOU”) with Dr. Chaudhuri, the majority shareholder of the Company, and KPC Resolution Company, LLC (“KPC”), an affiliate of Dr. Chaudhuri.  The MOU amended and restated the original Memorandum of Understanding entered into by the Company and Dr. Chaudhuri on or about August 12, 2009.

Concurrently with entering into the MOU, KPC entered into a Loan Purchase and Sale Agreement (the “Sale Agreement”) with the Receiver to purchase all of the Company’s credit facilities with the Lender and the related warrants to purchase common stock of the Company that were issued to the Lender.  Included as an exhibit to the Sale Agreement was a release between the Company and the Receiver. Under the terms of the “Release,” among other things, the Receiver would release Excess Amounts representing interest on the Company’s term loans for the period from July 1, 2009 though the date of sale of all of the Company’s notes with the Lenders.  The Release would be effective only if KPC, or its designee, would be the purchaser of the notes from the Receiver. On March 22, 2010, the Release was signed by the Company and hand delivered to the Receiver’s legal counsel.  At that point, the Release was acceptable to both the Receiver and the Company and was being held by the Receiver’s legal counsel until KPC, or its designee, would purchase the Company’s notes from the Receiver.

In consideration of obtaining the Release, a $1.0 million reduction in principal of the Company’s outstanding debt and other benefits for the Company,, the Company agreed to issue a warrant to purchase up to 170.0 million shares of the Company’s common stock at $0.07 per share to Dr. Chaudhuri.

The MOU was terminated on April 13, 2010, upon execution of the Omnibus Amendment.  Some of the terms in the MOU survived and are included in the Omnibus Amendment (Note 12).

Subsequent to March 31, 2010, pursuant to the Release between the Company and the Lender, the Lender released $6.4 million in Excess Amounts to apply against interest expense the Company had accrued under its term loans. As a result, as of March 31, 2010, the Lender retained a net amount of $4.9 million in Excess Amounts under the $50.0 million Revolving Credit Agreement. As noted above, an additional $1.0 million was recovered by the Company as a reduction in principal of the Company’s outstanding debt, resulting in a gross recovery of $7.4 million.  As an offsetting cost of the recovery, the fair value of the aforementioned warrant is estimated at $2.1 million using the Black-Scholes valuation model.  Accordingly, as of March 31, 2010, the Company revised its estimate of the valuation reserve based on the more recent and certain outcome using the guidance of ASC 450, resulting in a net expense amount of $6.0 million for the year ended March 31, 2010.

On April 13, 2010, the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha, Dr. Chaudhuri and KPC Resolution Company, LLC (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of IHHI.  Ganesha is a member of PCHI with a 49% membership interest.

The Omnibus Amendment amends the Credit Agreement ($80.0 million facility) dated as of October 9, 2007, as amended (the “$80.0 million credit agreement”), the Revolving Credit Agreement ($50.0 million facility) dated as of October 9, 2007, as amended  (the “$50.0 million Revolving Credit Agreement”), and the Credit Agreement ($10.7 million facility) dated as of October 9, 2007, as amended (the “$10.7 million credit agreement” and together with the $80.0 million credit agreement and the $50.0 million credit agreement, the “Credit Agreements”), by and among the Company and certain affiliates of Medical Capital Corporation.

The Company entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement, dated as of January 13, 2010, as amended, by and between KPC and the Receiver.  Under the Loan Purchase Agreement, KPC agreed to purchase all of the Credit Agreements from the Receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by the Company in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

The following are material terms of the Omnibus Amendment:

•	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.
•
Affirming release of prior claims between the Company and the Lender’s Receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees under the Credit Agreements as of April 13, 2010.

•
The $80.0 million credit agreement was amended so that the $45.0 million Term Note (the “$45.0 million loan”) and $35.0 million Non-Revolving Line of Credit Note (the “$35.0 million loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under California AB 1383.

•
The $50.0 million Revolving Credit Agreement was amended so that Silver Point will, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to the Company for working capital and general corporate purposes.  Each advance under the $50.0 million revolving credit agreement will bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, the Company agreed to make mandatory prepayments of the $50.0 million revolving credit agreement under the conditions described above with respect to the $80.0 million credit agreement.  The financial covenants under the $50.0 million revolving credit agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement.

•
The $10.7 million credit agreement was amended so that the $10.7 million Convertible Term Note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan.  In addition, the Company agreed to make mandatory prepayments of the $10.7 million credit agreement under the conditions described above with respect to the $80.0 million credit agreement.

•
In connection with the sale of the Credit Agreements, all warrants and stock conversion rights previously issued to the Lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees.  The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights.

In addition, as noted above, on April 13, 2010, the Company issued a three-year warrant to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri pursuant to the MOU.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES

The Company's human resources written policies and procedures provide guidance for conflicts of interest and their relation to the standards of ethical behavior expected of employees. The policies specifically require immediate written disclosure of any business, financial, or other relationship that either creates, or is perceived to create a conflict of interest. The Corporate Compliance Officer is responsible for monitoring compliance with this policy.

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

During the initial acquisition of the Hospitals, the Company entered into agreements with the Medical Executive committee ("MEC") at the largest hospital, Western Medical Center - Santa Ana ("WMC-SA") requiring MEC's advance consent for all agreements involving hospital operations with related parties, excluding the lease arrangements between the Company and PCHI. The Company applies the disclosure provisions applicable to WMC-SA to all of its facilities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO Seidman, LLP, which acted as our independent registered public accounting firm for the year ended March 31, 2010 and 2009, and performed audit services for us during those periods. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the years ended March 31, 2010 and 2009.

	For the year ended March 31,
	2010	2009
Audit fees (financial)	$900,000	$1,100,000
Audit related fees	15,000	16,000
Tax fees	67,000	50,000
All other	-	-

Total fees	$982,000	$1,166,000

The Audit Committee of the Board of Directors pre-approves all audit and permissible non-audit services to be performed by the independent auditors. The Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the auditors' independence.

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each document filed with this report is marked with an asterisk (*). References to the “Commission” mean the U.S. Securities and Exchange Commission.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Registrant’s Information Statement on Schedule 14C filed on March 17, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2009).
4.1
Warrant to purchase 170,000,000 shares of common stock, dated April 13, 2010, issued to Kali P. Chaudhuri, M.D. (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.2
Warrant to purchase 139,000,000 shares of common stock, dated April 13, 2010, issued to KPC Resolution Company, LLC (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.3
Warrant to purchase 79,182,635 shares of common stock, dated April 13, 2010, issued to SPCP Group, LLC (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.4
Warrant to purchase 16,817,365 shares of common stock, dated April 13, 2010, issued to SPCP Group IV, LLC (incorporated by reference to Exhibit 99.5 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.1	2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed by the Registrant on November 14, 2006).
10.2
Form of Notice of Stock Option Award and Stock Option Agreement under 2006 Stock Incentive Plan (incorporated herein by reference from Exhibit 4.5 to the Registrant’s Registration Statement under the Securities and Exchange Act of 1933 on Form S-8 filed with the Commission on February 2, 2007).

10.3
Legal representation agreement between the Registrant and William E. Thomas, Inc., a Professional Law Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on September 26, 2008).

10.4
Amended and Restated Triple Net Hospital Building Lease, dated as of October 1, 2007, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 99.10 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.4.1
Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of March 27, 2009, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.4.2
Second Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of April 13, 2010, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 99.6 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.5	$80,000,000 Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.5.1	$45,000,000 Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.5.2	$35,000,000 Non-Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.5.3
Amendment No. 1 to $80,000,000 Credit Agreement, dated as of April 2, 2009, by and among the Registrant, WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation II (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.6	$50,000,000 Revolving Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.6.1	$50,000,000 Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.5 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.6.2	Amendment No. 1 to $50,000,000 Revolving Credit Agreement, dated June 10, 2008 (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K filed on July 14, 2008).
10.6.3	Amendment No. 2 to $50,000,000 Revolving Credit Agreement, dated June 20, 2008 (incorporated by reference to Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-K filed on July 14, 2008).
10.6.4
Amendment No. 1 to $50,000,000 Revolving Credit Agreement, dated as of April 2, 2009, by and among the Registrant, WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Orange County Physicians Investment Network, LLC, Ganesha Realty, LLC, West Coast Holdings, LLC, and Medical Provider Financial Corporation I (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.7	$10,700,000 Credit Agreement, dated October 9, 2007 (incorporated by reference to Exhibit 99.6 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.7.1	$10,700,000 Convertible Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.7 to the Registrant’s Report on Form 8-K filed on October 15, 2007).
10.8
Early Loan Payoff Agreement, dated effective as of July 18, 2008, among the Registrant, WMC-SA, Inc., WMC-A, Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Medical Provider Financial Corporation I, Medical Provider Financial Corporation II, Medical Provider Financial Corporation III, and Healthcare Financial Management & Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 21, 2008).

10.8.1
Amendment No. 1 to Early Loan Payoff Agreement, dated as of January 30, 2009, among the Registrant; WMC-SA, Inc., WMC-A, Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Medical Provider Financial Corporation I, Medical Provider Financial Corporation II, Medical Provider Financial Corporation III, and Healthcare Financial Management & Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on February 2, 2009).

10.9
Full and Final Settlement and Mutual Release Agreement, effective as of December 1, 2008, by and between the Registrant and Ajay Meka, M.D. and Salman Naqvi, M.D. (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 4, 2008).

10.10
Securities Purchase Agreement, dated effective as of July 18, 2008, among the Registrant, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 21, 2008).

10.10.1
Amendment No. 1 to Securities Purchase Agreement, dated as of January 30, 2009, among the Registrant, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on February 2, 2009).

10.10.2
Amendment No. 2 to Securities Purchase Agreement, dated as of March 6, 2009, among the Registrant, Kali P. Chaudhuri, M.D., and William E. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on March 10, 2009).

10.11
Settlement Agreement, General Release and Covenant Not to Sue, dated March 25, 2009, by and among the Registrant, Anil V. Shah, M.D., Orange County Physicians Investment Network, LLC, Bruce Mogel, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Dr. Kali P. Chaudhuri, Ganesha Realty, LLC, William E. Thomas, Medical Capital Corporation, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II and Medical Provider Financial Corporation III (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.12
Stock Purchase Agreement, dated as of April 2, 2009, by and between the Registrant and Dr. Kali P. Chaudhuri (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.13
Stock Purchase Agreement, dated as of April 2, 2009, by and between the Registrant and Dr. Anil V. Shah (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.14
Stock Purchase Agreement, dated as of April 2, 2009, by and between the Registrant and Orange County Physicians Investment Network, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.15
Acknowledgement, Waiver and Consent and Amendment to Credit Agreements, dated as  of April 2, 2009, by and among the Registrant, Anil V. Shah, M.D., Orange County Physicians Investment Network, LLC, Bruce Mogel, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Dr. Kali P. Chaudhuri, Ganesha Realty, LLC, William E. Thomas, Medical Capital Corporation, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II and Medical Provider Financial Corporation III (incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.16
Amended and Restated Memorandum of Understanding, dated as of January 13, 2010, by and among the Registrant, WMC-A, Inc., WMC-SA, Inc., Coastal Communities Hospital, Inc., Chapman Medical Center, Inc., Dr. Kali P. Chaudhuri and KPC Resolution Company, LLC. (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on January 20, 2010).

10.17	Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Kenneth K. Westbrook.*
10.18	Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Steven R. Blake.*
10.19	Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Daniel J. Brothman.*
10.20
Omnibus Credit Agreement Amendment, dated as of April 13, 2010, among the Registrant, WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC, and Silver Point Finance, LLC, as the Lender Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.21	Release, dated April 13, 2010, by and between the Registrant and Thomas A. Seaman, Receiver (incorporated by reference to Exhibit 99.7 to the Registrant’s Report on Form 8-K filed on April 19, 2010).
21.1
The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, Coastal Communities Hospital, Inc., a California corporation, and Mogel Management, Inc., a Nevada corporation.

23.1	Consent of BDO Seidman, LLP.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: June 29, 2010	By:	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 29, 2010	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook
Chief Executive Officer, President & Director
(Principal Executive Officer)

Dated: June 29, 2010	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer
(Principal Financial Officer)

Dated: June 29, 2010	/s/ Jeremiah R. Kanaly
Jeremiah R. Kanaly
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

Dated: June 29, 2010	/s/ Maurice J. DeWald
Maurice J. DeWald
Chairman of the Board of Directors

Dated: June 29, 2010	/s/ Hon. C. Robert Jameson
Hon. C. Robert Jameson
Director

Dated: June 29, 2010	/s/ Ajay Meka, M.D.
Ajay Meka, M.D
Director

Dated: June 29, 2010	/s/ Michael Metzler
Michael Metzler
Director

Dated: June 29, 2010	/s/ J. Fernando Niebla
J. Fernando Niebla
Director

Dated: June 29, 2010	/s/ William E. Thomas
William E. Thomas
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Integrated Healthcare Holdings, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficiencies, and cash flows for each of the two years in the period ended March 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed as Schedule II.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Healthcare Holdings, Inc. at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2009 the Company adopted the provisions of Accounting Standards Codification 810-10-45 which addresses the presentation of noncontrolling interests.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and a net stockholders’ deficiency at March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Costa Mesa, California
June 29, 2010

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)

	March 31, 2010	March 31, 2009
		(adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$10,159	$3,514
Restricted cash	27	18
Accounts receivable, net of allowance for doubtful accounts of $15,258 and $17,377, respectively	53,144	55,876
Inventories of supplies	5,818	5,742
Due from governmental payers	4,979	4,297
Due from lender, net	5,234	5,576
Prepaid insurance	400	339
Other prepaid expenses and current assets	5,915	5,097
Total current assets	85,676	80,459

Property and equipment, net	54,506	55,414
Debt issuance costs, net	-	123
Total assets	$140,182	$135,996

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Debt	$-	$80,968
Accounts payable	45,468	59,265
Accrued compensation and benefits	20,420	16,809
Accrued insurance retentions	12,983	11,212
Other current liabilities	11,264	6,265
Total current liabilities	90,135	174,519

Debt, noncurrent	80,968	-
Capital lease obligations, net of current portion of $838 and $835, respectively	5,864	6,703
Total liabilities	176,967	181,222

Commitments, contingencies, and subsequent events

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 500,000 shares authorized; 255,307 and 195,307 shares issued and outstanding, respectively	255	195
Additional paid in capital	62,871	61,080
Receivable from stockholders	(1,800)	-
Accumulated deficit	(99,445)	(106,501)

Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(38,119)	(45,226)
Noncontrolling interests	1,334	-
Total stockholders' deficiency	(36,785)	(45,226)

Total liabilities and stockholders' deficiency	$140,182	$135,996

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)

	For the year ended March 31,
	2010	2009
		(adjusted)
Net operating revenues	$383,372	$393,015

Operating expenses:
Salaries and benefits	209,995	212,764
Supplies	52,822	51,431
Provision for doubtful accounts	31,777	42,241
Other operating expenses	59,125	70,495
Depreciation and amortization	3,823	3,593
Loss - due from Lender (Notes 1 and 3)	6,019	-
	363,561	380,524

Operating income	19,811	12,491

Other expense:
Interest expense, net	(9,310)	(12,437)
Warrant expense	-	(22)
	(9,310)	(12,459)
Income before income tax provision (benefit)	10,501	32
Income tax provision (benefit)	(180)	290
Net income (loss)	10,681	(258)
Net income attributable to noncontrolling interests (Note 9)	(3,625)	(1,250)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$7,056	$(1,508)

Per Share Data:
Earnings (loss) per common share attributable to
Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
Weighted average shares outstanding
Basic	248,568	160,183
Diluted	278,622	160,183

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)

	Integrated Healthcare Holdings, Inc. Stockholders
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2008, adjusted	137,096	$137	$56,148	$-	$(104,993)	$1,150	$(47,558)

Exercise of warrants	58,211	58	4,674	-	-	-	4,732

Issuance of right to purchase stock	-	-	80	-	-	-	80

Issuance of warrants	-	-	22	-	-	-	22

Share-based compensation	-	-	156	-	-	-	156

Net income (loss)	-	-	-	-	(1,508)	1,250	(258)

Noncontrolling interests distributions	-	-	-	-	-	(2,400)	(2,400)

Balance, March 31, 2009, adjusted	195,307	195	61,080	-	(106,501)	-	(45,226)

Issuance of common stock (Note 11)	60,000	60	1,740	(1,800)	-	-	-

Share-based compensation	-	-	51	-	-	-	51

Net income	-	-	-	-	7,056	3,625	10,681

Noncontrolling interests distributions	-	-	-	-	-	(2,291)	(2,291)

Balance, March 31, 2010	255,307	$255	$62,871	$(1,800)	$(99,445)	$1,334	$(36,785)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)

	For the year ended March 31,
	2010	2009
		(adjusted)
Cash flows from operating activities:
Net income (loss)	$10,681	$(258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,823	3,593
Provision for doubtful accounts	31,777	42,241
Amortization of debt issuance costs	248	879
Loss - due from Lender	6,019	-
Common stock warrant expense	-	22
Noncash share-based compensation expense	51	156
(Recovery) loss on disposition of property and equipment	(195)	195
Changes in operating assets and liabilities:
Accounts receivable	(29,045)	(40,635)
Inventories of supplies	(76)	111
Due from governmental payers	(682)	580
Prepaid insurance, other prepaid expenses and current assets, and other assets	(808)	853
Accounts payable	(13,797)	12,584
Accrued compensation and benefits	3,611	2,108
Due to governmental payers	-	(1,690)
Accrued insurance retentions and other current liabilities	6,769	(636)
Net cash provided by operating activities	18,376	20,103

Cash flows from investing activities:
Decrease in restricted cash	(9)	2
Additions to property and equipment	(2,915)	(842)
Net cash used in investing activities	(2,924)	(840)

Cash flows from financing activities:
Drawdown on revolving line of credit, net	-	(9,879)
Paydown on convertible note	-	(4,732)
Excess funds withheld by lender	(5,677)	(5,576)
Issuance of common stock	-	4,732
Issuance of purchase right	-	80
Noncontrolling interests distributions	(2,291)	(2,400)
Payments on capital lease obligations	(839)	(1,115)
Net cash used in financing activities	(8,807)	(18,890)

Net increase in cash and cash equivalents	6,645	373
Cash and cash equivalents, beginning of period	3,514	3,141
Cash and cash equivalents, end of period	$10,159	$3,514

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.

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

In June 2009, the FASB issued a new standard that changes the referencing and organization of accounting guidance and establishes the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In connection with the adoption of this standard the Company’s financial statements will only cite certain specific GAAP references.

Effective April 1, 2009, the Company adopted a new standard that requires the noncontrolling interest in a subsidiary or variable interest entity be reported as a separate component of stockholder’s equity in the consolidated financial statements. The standard also requires net income attributable to noncontrolling interest be reported as a separate component of the consolidated statements of earnings.  In connection with the adoption of this new standard, the prior year financial statements have been adjusted to conform to the new required presentation.

LIQUIDITY AND MANAGEMENT'S PLANS - As of March 31, 2010, the Company has a working capital deficit of $4.5 million and accumulated total deficiency of $36.8 million.

On January 28, 2009, the Company’s “Lender” (consisting of Medical Capital Corporation and its affiliates, Medical Provider Financial Corporation I, Medical Provider Financial Corporation II, and Medical Provider Financial Corporation III) began to collect and retain amounts in excess of the amounts due to it (“Excess Amounts”) under the $50.0 million Revolving Credit Agreement (Note 3). From January 28, 2009 to on or about May 18, 2009, the Lender had swept an aggregate of $14.3 million in Excess Amounts.   The Lender continued to release Excess Amounts to defray the Company’s monthly interest obligations under all other loan agreements between it and the Company through June 30, 2009, resulting in a balance in Excess Amounts of $11.3 million.

On April 14, 2009, the Company issued a letter (the “Demand Letter”) notifying the Lender that it was in default on the $50.0 million Revolving Credit Agreement, to make demand for return of all Excess Amounts, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. The Company considered the Lender’s failure to return the Excess Amounts as an improper conversion of assets and a breach of the Lender’s fiduciary and custodial obligations.  On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a restricted account and securities account control agreement (the “Lockbox Agreement”) notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen.  On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender’s relinquishment provided the Company with full access to its bank accounts and the accounts were no longer accessible by the Lender.

On July 16, 2009, the SEC filed a fraud complaint with the United States District Court against the parent company and affiliates of the Lender for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government’s case.  On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver ("Receiver") by the United States District Court in this securities fraud enforcement action.

Hereafter, unless otherwise indicated, the term "Lender" will be used in all references to the Lender and the Receiver included in these notes to consolidated financial statements.

Due to the uncertainty created under receivership, as of September 30, 2009, the Company applied ASC 450, “Contingencies,” in assessing the need for a valuation reserve and concluded that the loss was both probable and estimable.  As a result, during the three months ended September 30, 2009, the Company fully reserved the balance of $11.3 million in Excess Amounts.

On January 13, 2010, the Company entered into an Amended and Restated Memorandum of Understanding (the “MOU”) with Dr. Chaudhuri, the majority shareholder of the Company, and KPC Resolution Company, LLC (“KPC”), an affiliate of Dr. Chaudhuri.  The MOU amended and restated the original Memorandum of Understanding entered into by the Company and Dr. Chaudhuri on or about August 12, 2009. Specifically, under the MOU, it was agreed that the Company would furnish to the Lender a release of the Lender and the Receiver from all claims (including claims for the Excess Amounts). In return, KPC agreed to pay to the Company an amount equal to the value that such claims would have had as an unsecured claim in the receivership estate of the Lender. Therefore, the MOU provided provisions for the Company to recoup and reduce some of the losses incurred stemming from the Excess Amounts retained by the Lender.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Concurrently with entering into the MOU, KPC entered into a  Loan Purchase and Sale Agreement (the “Sale Agreement”) with the Receiver to purchase all of the Company’s credit facilities with the Lender and the related warrants to purchase common stock of the Company that were issued to the Lender.  Included as an exhibit to the Sale Agreement was a release between the Company and the Receiver. Under the terms of the “Release,” among other things, the Receiver would release Excess Amounts representing interest on the Company’s term loans for the period from July 1, 2009 though the date of sale of all of the Company’s notes with the Lenders.  The Release would be effective only if KPC, or its designee, would be the purchaser of the notes from the Receiver. On March 22, 2010, the Release was signed by the Company and hand delivered to the Receiver’s legal counsel.  At that point, the Release was acceptable to both the Receiver and the Company and was being held by the Receiver’s legal counsel until KPC, or its designee, would purchase the Company’s notes from the Receiver.

In consideration of obtaining the Release, a $1.0 million reduction in principal of the Company’s outstanding debt and other benefits for the Company, the Company agreed to issue a warrant to purchase up to 170.0 million shares of the Company’s common stock at $0.07 per share to Dr. Chaudhuri.

The MOU was terminated on April 13, 2010, upon execution of the Omnibus Amendment.  Some of the terms in the MOU survived and are included in the Omnibus Amendment (Note 12).

Subsequent to March 31, 2010, pursuant to the Release the Lender released $6.4 million in Excess Amounts to apply against interest expense the Company had accrued under its term loans. As a result, as of March 31, 2010, the Lender retained a net amount of $4.9 million in Excess Amounts under the $50.0 million Revolving Credit Agreement. As noted above, an additional $1.0 million was recovered by the Company as a reduction in principal of the Company’s outstanding debt, resulting in a gross recovery of $7.4 million.  As an offsetting cost of the recovery, the fair value of the aforementioned warrant is estimated at $2.1 million using the Black-Scholes valuation model.  The Loan Purchase agreement (entered into in January 2010) between KPC and the Receiver incorporated the Release as an integral component of the Sale Agreement and the Release was fully negotiated, signed, and held by the Receiver prior to March 31, 2010. Therefore, although the form of the arrangements were not formalized until subsequent to year-end, the transaction substance was deemed to have been substantially completed and acknowledged by all parties (including the Receiver) prior to year-end.  The overbidding process and approval by the Court was a requirement of receivership, and from the Court approval on April 2, 2010 through April 13, 2010, nothing substantive occurred to change the overall understanding of the arrangement specifically related to the MOU and the Release. Accordingly, as of March 31, 2010, the Company revised its estimate of the valuation reserve based on the more recent and certain outcome using the guidance of ASC 450, resulting in a net expense amount of $6.0 million for the year ended March 31, 2010.

The Company currently relies solely on its cash receipts from payers to fund its operations, and any significant disruption in such receipts could have a material adverse effect on its ability to continue as a going concern. Subsequent to March 31, 2010, the Company entered into an agreement with a new lender (Note 12) whereby $10.0 million in revolving funds will be available to the Company for working capital and general corporate purposes. However, a $10.0 million revolving line of credit may be insufficient to meet the Company’s cash needs.  The consolidated financial statements do not include any adjustments that might result from the outcome this uncertainty.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and indicate a need for it to take action to continue to operate its business as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DESCRIPTION OF BUSINESS - Effective March 8, 2005, the Company acquired four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation (the "Acquisition"). The Company owns and operates the four community-based hospitals located in southern California, which are:

•	282-bed Western Medical Center in Santa Ana, California;
•	188-bed Western Medical Center in Anaheim, California;
•	178-bed Coastal Communities Hospital in Santa Ana, California; and
•	114-bed Chapman Medical Center in Orange, California.

RECLASSIFICATION FOR PRESENTATION - Certain immaterial amounts previously reported have been reclassified to conform to the current period's presentation with no impact on the reported net income (loss) of the Company.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its long term debt from the same lender and, thus, is subject to significant credit risk as a result of the Lender’s inability to perform (Notes 3 and 12).

The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid, which combined accounted for 59% and 55% of the net operating revenues for the years ended March 31, 2010 and 2009, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

USE OF ESTIMATES - The accompanying consolidated financial statements have been prepared in accordance with GAAP and prevailing practices for investor owned entities within the healthcare industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, income taxes, accrued insurance retentions and self-insurance reserves, and net patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $220 and $1.6 million as of March 31, 2010 and 2009, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Hospitals received new provider numbers following the Acquisition and, because there was no specific history, the Hospitals were reimbursed for outliers based on published statewide averages. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, a hospital receives 80% of the difference as an outlier payment. Medicare has reserved the option of adjusting outlier payments, through the cost report, to a hospital's actual cost-to-charge ratio. Upon receipt of the current cost-to-charge ratios from the fiscal intermediary, any variance between current payments and the estimated final outlier settlement are examined by the Medicare fiscal intermediary. During the year ended March 31, 2010, the Company recorded $172.9 in Final Notice of Program Reimbursement settlements.   During the year ended March 31, 2009, the Company reversed $1.7 million in reserves related to excess outlier payments based on the receipt of the Final Notice of Program Reimbursement for 2006. As of March 31, 2009, the Company had reversed all reserves for excess outlier payments.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $18.9 million and $21.9 million during the years ended March 31, 2010 and 2009, respectively. The related revenue recorded for the years ended March 31, 2010 and 2009 was $21.0 million and $19.7 million, respectively. As of March 31, 2010 and 2009, estimated DSH receivables were $4.8 million and $2.7 million, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

The following is a summary of due from governmental payers as of March 31:

	March 31,	March 31,
	2010	2009
Due from government payers
Medicare	$220	$1,618
Medicaid	4,759	2,679
	$4,979	$4,297

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $8.3 million and $8.2 million for the years ended March 31, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2010 and 2009 based on historical collections experience.

Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. As of March 31, 2010 and 2009, the Company established a receivable in the amount of $1.7 million and $1.4 million, respectively, related to discharges deemed eligible to meet program criteria.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

As of March 31, 2010 and 2009, cash and cash equivalents includes approximately $0 and $3.5 million, respectively, deposited in lock box accounts that were swept daily by the Lender under various credit agreements (Note 3).

LETTERS OF CREDIT - At March 31, 2010 and 2009, the Company had outstanding standby letters of credit totaling $1.5 million. These letters of credit were issued by the Company's Lender and correspondingly reduce the Company's borrowing availability under its credit agreements with the Lender.  However, due to the Lender’s receivership and default (Notes 1 and 3), it is uncertain if the Lender would be able to honor the outstanding standby letters of credit, if presented for payment.

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

LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns. During the year ended March 31, 2009, the Company recorded an impairment of $195 in the carrying value of the Company's property and equipment relating to PCHI. The full amount was recovered through insurance reimbursement during the year ended March 31, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

DEBT ISSUANCE COSTS - Deferred charges consisted of a $750.0 origination fee for the Company's $50.0 million Revolving Line of Credit (new debt) and $742.6 in legal and other expenses paid to third parties in connection with the Company's debt (Note 3). These amounts are amortized over the financing agreements' three year lives using the straight-line method, which approximates the effective interest method. Other credit agreements (Note 3) entered into on the October 9, 2007 effective date of the $50.0 million Revolving Line of Credit were accounted for as extinguishment of existing debt in accordance with GAAP. Accordingly, debt issuance costs consisting of loan origination fees of $1.4 million paid to the Lender associated with those credit agreements were expensed as an interest charge at the time of refinancing. Debt issuance costs of $247.5 and $878.8 were amortized during the year ended March 31, 2010 and 2009, respectively.  At March 31, 2010 and 2009, prepaid expenses and other current assets in the accompanying consolidated balance sheets included $130.0 and $254.9, respectively, as debt issuance costs. Subsequent to March 31, 2010 when new financing was obtained by the Company, the balance was written off (Note 12).

FAIR VALUE MEASUREMENTS - The Company's financial assets and liabilities recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, all of which are recorded at book value which approximates fair value. The Company's debt is also considered a financial liability for which the Company is unable to reasonably determine the fair value.

GAAP has established a hierarchy for ranking the quality and reliability of the information used to determine fair values and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

In April 2009, the FASB issued a standard which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The standard re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  The standard clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of the standard does not include assets and liabilities measured under level 1 inputs. The standard is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. The Company adopted the standards’ provisions effective April 1, 2009, without a material impact to its consolidated financial statements.

WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4).

INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with GAAP. Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 8). Due to a net loss incurred by the Company for the year ended March 31, 2009, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share in the accompanying consolidated statements of operations for the year ended March 31, 2009.

SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid during the year ended March 31, 2010 and 2009 was $0.6 million and $11.4 million, respectively. Interest paid during the year ended March 31, 2010 does not include Excess Amounts retained by the Lender.

The Company made cash payments for taxes of $1.5 million during the year ended March 31, 2010 and $37 during the year ended March 31, 2009.

The Company entered into new capital lease obligations of $0 and $1.5 million during the year ended March 31, 2010 and 2009, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

SEGMENT REPORTING - The Company operates in one line of business, the provision of healthcare services through the operation of general hospitals and related healthcare facilities. The Company's Hospitals generate substantially all of its net operating revenues.

The Company's four general Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. This region is an operating segment, as defined by GAAP. In addition, the Company's general Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

NEW ACCOUNTING STANDARDS - In June 2009, the FASB issued a new standard that eliminates the previously allowed exceptions of consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The adoption of this standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Because the Company’s accompanying consolidated financial statements are considered issued when filed with the SEC, it has evaluated subsequent events to the filing date of this Form 10-K with the SEC.

In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's consolidated financial statements.

In May 2008, the FASB issued a new standard that clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, the statement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective April 1, 2009, the Company adopted this standard, which had no material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued a new standard that requires enhanced disclosures about an entity’s derivative and hedging activities. The Company does not currently have derivatives or enter into hedging activities; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued a new standard that requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. The standard also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of this standard as of April 1, 2009 did not have a material effect on the Company’s consolidated financial statements. In connection with the adoption of this new standard, the prior year financial statements have been adjusted to conform to the new required presentation.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

In December 2007, the FASB issued a new standard that changes the accounting treatment for business combinations on a prospective basis. It requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. The standard also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company had no business combinations during the current reporting periods; therefore, the adoption of this standard as of April 1, 2009 did not have an effect on the Company’s consolidated financial statements. The effect of the adoption of this standard will depend upon the nature and terms of any future business combinations the Company undertakes.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	March 31,
	2010	2009

Buildings	$33,842	$33,606
Land and improvements	13,523	13,523
Equipment	12,766	11,223
Construction in progress	617	-
Assets under capital leases	9,371	8,991
	70,119	67,343
Less accumulated depreciation	(15,613)	(11,929)

Property and equipment, net	$54,506	$55,414

Accumulated depreciation on assets under capital leases as of March 31, 2010 and 2009 was $2.7 million and $1.8 million, respectively.

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2010.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification.  All hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

NOTE 3 – DEBT

LENDER RECEIVERSHIP AND DEFAULT – As described in Note 1, on January 28, 2009, the Lender began to collect and retain Excess Amounts. From January 28, 2009 to on or about May 18, 2009, the Lender had swept an aggregate of $14.3 million in Excess Amounts.   The Lender continued to release Excess Amounts to defray the Company’s monthly interest obligations under all other loan agreements between it and the Company through June 30, 2009, resulting in a balance in Excess Amounts of $11.3 million.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On April 14, 2009, the Company issued a Demand Letter notifying the Lender that it was in default on the $50.0 million Revolving Credit Agreement, to make demand for return of all Excess Amounts, and to reserve the rights of the borrowers and credit parties with respect to other actions and remedies available to them. The Company considered the Lender’s failure to return the Excess Amounts as an improper conversion of assets and a breach of the Lender’s fiduciary and custodial obligations.  On April 17, 2009, following receipt of a copy of the Demand Letter, the bank that maintained the lock boxes pursuant to a Lockbox Agreement notified the Company and the Lender that it would terminate the Lockbox Agreement within 30 days. On May 18, 2009, the Lockbox Agreement was terminated and the Company's bank accounts were frozen.  On May 19, 2009, the Lender relinquished any and all control over the bank accounts pursuant to the Lockbox Agreement. The Lender’s relinquishment provided the Company with full access to its bank accounts and the accounts were no longer accessible by the Lender.

On July 16, 2009, the SEC filed a fraud complaint with the United States District Court against the parent company and affiliates of the Lender for violations of federal securities laws and barred it from entering into material transactions pending presentation of the government’s case.  On August 3, 2009, Mr. Thomas A. Seaman was appointed receiver by the United States District Court in this securities fraud enforcement action.

Due to the uncertainty created under receivership, as of September 30, 2009, the Company applied ASC 450, “Contingencies,” in assessing the need for a valuation reserve and concluded that the loss was both probable and estimable.  As a result, during the three months ended September 30, 2009, the Company fully reserved the balance of $11.3 million in Excess Amounts.

Subsequent to March 31, 2010, pursuant to the Release (Notes 11 and 12) the Lender released $6.4 million in Excess Amounts to apply against interest expense the Company had accrued under its term loans. As a result, as of March 31, 2010, the Lender retained a net amount of $4.9 million in Excess Amounts under the $50.0 million Revolving Credit Agreement. Under the terms of the MOU and Omnibus Amendment (Notes 11 and 12), an additional $1.0 million was recovered by the Company as a reduction in principal of the Company’s outstanding debt, resulting in a gross recovery of $7.4 million.  As an offsetting cost of the recovery and pursuant to the aforementioned MOU, the Company issued a warrant to purchase up to 170.0 million shares of the Company’s common stock at $0.07 per share to Dr. Chaudhuri, who facilitated the Release that provided for the $6.4 million release by the Lender of Excess Amounts and the $1.0 million reduction in principal noted above, among other benefits, to the Company (Notes 11 and 12).  The fair value of the warrant is estimated at $2.1 million using the Black-Scholes valuation model.  Accordingly, as of March 31, 2010, the Company revised its estimate of the valuation reserve based on the more recent and certain outcome using the guidance of ASC 450, resulting in a net expense amount of $6.0 million for the year ended March 31, 2010.

The Company's debt payable to the Lender consists of the following as of March 31:

	March 31,	March 31,
	2010	2009

Current:

Revolving line of credit, outstanding borrowings	$-	$-
Convertible note	-	5,968
Secured term note	-	45,000
Secured line of credit, outstanding borrowings	-	30,000

	$-	$80,968

Noncurrent:

Revolving line of credit, outstanding borrowings	$-	$-
Convertible note	5,968	-
Secured term note	45,000	-
Secured line of credit, outstanding borrowings	30,000	-

	$80,968	$-

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As of March 31, 2010, the Company’s debt consisted of the following (see Note 12):

•	A $45.0 million Term Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 10.25% per year.

•	A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million credit agreement, bearing a fixed interest rate of 9.25% per year and an unused commitment fee of 0.50% per year.

•
A $10.7 million credit agreement, under which we issued a $10.7 million Convertible Term Note bearing a fixed interest rate of 9.25% per year. The $10.7 million Convertible Term Note is convertible into common stock of the Company at $0.21 per share during the term of the note, subject to certain dilution adjustments.

•
A $50.0 million Revolving Credit Agreement, under which we issued a $50.0 million Revolving Line of Credit Note bearing a fixed interest rate of 24% per year and an unused commitment fee of 0.50% per year. As noted above, the Lender is in default under this agreement.

Each of the above credit agreements and notes were scheduled to mature in October 2010 and are collateralized by all of the assets of the Company.  On April 13, 2010, the Company executed the Omnibus Credit Agreement Amendment (Note 12) which affected the terms of the credit facilities, including extending the maturity dates to April 2013.  As such, the outstanding balances have been reflected as noncurrent as of March 31, 2010.

NOTE 4 - COMMON STOCK WARRANTS

In October 2007, the Company issued to an affiliate of the Lender a five-year warrant to purchase the greater of approximately 16.9 million shares of the Company's common stock or up to 4.95% of the Company's common stock equivalents, as defined, at $0.21 per share (the "4.95% Warrant"). In addition, the Company and the Lender entered into Amendment No. 2 to Common Stock Warrant, originally dated December 12, 2005, which entitles an affiliate of the Lender to purchase the greater of 26.1 million shares of the Company's common stock or up to 31.09% of the Company's common stock equivalents, as defined, at $0.21 per share (the "31.09% Warrant"). Amendment No. 2 to the 31.09% Warrant extended the expiration date of the Warrant to October 9, 2017, removed the condition that it only be exercised if the Company is in default on its previous credit agreements, and increased the exercise price to $0.21 per share unless the Company's stock ceases to be registered under the Securities Exchange Act of 1934, as amended, at which time the exercise price would be an aggregate of one dollar. The 4.95% Warrant and the 31.09% Warrant are collectively referred to herein as the "New Warrants."

The New Warrants were exercisable as of October 9, 2007, the effective date of the credit facilities (the "Effective Date"). As of the Effective Date, the Company recorded warrant expense, and a related warrant liability, of $10.2 million relating to the New Warrants.  The New Warrants were cancelled pursuant to the Omnibus Amendment (Note 12).

SECURITIES PURCHASE AGREEMENT - On July 18, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Dr. Chaudhuri and Mr. Thomas. Pursuant to the Purchase Agreement, Dr. Chaudhuri had a right to purchase ("Purchase Right") from the Company 63.3 million shares of its common stock for consideration of $0.11 per share, aggregating $7.0 million.

Concurrent with the execution of the Purchase Agreement, Dr. Chaudhuri exercised in full outstanding, previously issued, warrants to purchase 24.9 million shares of common stock at an exercise price of $0.15 per share, for a total purchase price of $3.7 million. The Company used the $3.7 million in proceeds from the warrant exercise described above to pay down the $10.7 million Convertible Term Note. The Purchase Right expired on January 10, 2009.

On January 30, 2009, the Company entered into an amendment of the Purchase Agreement ("Amended Purchase Agreement"). Under the Amended Purchase Agreement, Dr. Chaudhuri agreed to purchase immediately from the Company 33.3 million shares of Company common stock (the "Additional Shares") at a purchase price of $0.03 per share, or an aggregate purchase price of $1.0 million. In consideration for Dr. Chaudhuri's entry into the Amended Purchase Agreement and payment to the Company of $30, under the Amended Purchase Agreement the Company granted to Dr. Chaudhuri the right, in Dr. Chaudhuri's sole discretion (subject to the Company having sufficient authorized capital), to invest at any time and from time to time through January 30, 2010 up to $6.0 million through the purchase of shares of the Company's common stock at a purchase price of $0.11 per share. The Amended Purchase Agreement expired on January 30, 2010.

Since the Amended Purchase Agreement resulted in a change in control as defined by the Internal Revenue Code (“IRC”) Section 382, the Company is subject to limitations on the use of its net operating loss (“NOL”) carryforwards (Note 5).

Also see Note 12 regarding issuance of warrants pursuant to the Omnibus Amendment.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 - INCOME TAXES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of the deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed more likely than not that certain tax positions will be sustained.

The provision (benefit) for income taxes, all current, consisted of the following:

	For the year ended
	March 31, 2010	March 31, 2009

Current income tax provision (benefit)
Federal	$(34)	$130
State	(146)	160

Income tax provision (benefit)	$(180)	$290

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is as follows:

	For the year ended
	March 31, 2010	March 31, 2009

U.S. federal statutory income taxes	$4,290	$(513)
State and local income taxes, net of federal benefits	656	(87)
Change in valuation allowance	(3,742)	766
Enterprise zone credits	-	41
Variable interest entity	(1,233)	425
Deferred tax adjustments	(179)	(356)
Other	28	14

Income tax provision (benefit)	$(180)	$290

Changes in the valuation allowance relates to the reversal of timing differences, primarily associated with a change in a tax method of accounting.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance at March 31:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$486	$7,501
Accrued vacation	2,328	2,262
Tax credits	18,896	18,896
Net operating losses	15,847	12,032
State taxes	(7,487)	(7,821)
Accrued insurance	4,637	3,827
Other	(1,835)	(26)
	32,872	36,671
Valuation allowance	(32,872)	(36,671)

Total deferred tax assets	$-	$-

The valuation allowances above were recorded based on an assessment of the realization of deferred tax assets as described below. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 100% valuation allowance on its deferred tax based primarily on the following factors:

•	cumulative losses in recent years;
•	income/losses expected in future years;
•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;
•	the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;
•	the carryforward period associated with the deferred tax assets and liabilities.

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

The Company has net operating loss carryfowards which expire as follows:

Tax year ending March 31,	Federal amount expiring	State amount expiring

2013	$-	$2
2014	$-	$1,552
2015	$-	$22
2016	$-	$3,468
2018	$-	$214
2020	$-	$3,074
2021	$-	$7,931
2023	$-	$357
2025	$10,054	$5,320
2026	$20,899	$-
2027	$1,396	$-
2029	$8,555	$-

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company has two Hospitals located in the State of California Enterprise Zone which has provided significant state tax credits ($18.9 million as of March 31, 2010) which are allowable to reduce California income tax on a dollar-for-dollar basis. The credits, which are not subject to expiration, are granted by a State agency whose issuance can be reviewed by the California Franchise Tax Board.

The California Franchise Tax Board has been conducting an ongoing examination of Enterprise Zone hiring tax credits claimed on the Company’s California income tax returns filed for the open tax years.  However, management of the Company does not anticipate that the examination will result in any material impact to the amount of credits claimed and the Company’s consolidated financial statements.

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of March 31, 2010, the maximum aggregate number of shares under the Plan was 18.4 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

On December 2, 2008, the Board of Directors approved the granting of options with the right to purchase 2.0 million shares of the Company's common stock to the CEO pursuant to the Plan. The grant price approved on that day was $0.01 per share. One-third of the options vested on the grant date and the remaining options vest in eight equal quarterly installments on each fiscal quarter-end of the Company beginning with the quarter ended March 31, 2009. The aggregate fair value of these options were estimated at approximately $7 using the Black-Scholes valuation model.

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
MARCH 31, 2010

The risk-free interest rate is based on the average yield on U.S. Treasury zero-coupon issues with remaining terms equal to the expected terms of the options. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Expected dividend yield	0.0%
Risk-free interest rate	1.4%
Expected volatility	42.4%
Expected term (in years)	3.9

The Company recorded $51.2 and $156.0 of compensation expense relative to stock options during the year ended March 31, 2010 and 2009, respectively. No options were exercised during the year ended March 31, 2010 and 2009. A summary of stock option activity for the two years ended March 31, 2010 is presented as follows.

				Weighted-
				average
		Weighted-	Weighted-	remaining
		average	average	contractual	Aggregate
		exercise	grant date	term	intrinsic
	Shares	price	fair value	(years)	value

Outstanding, March 31, 2008	7,445	$0.24
Granted	2,600	$0.03	$0.01
Exercised	-	$-
Forfeited or expired	(1,210)	$0.18
Outstanding, March 31, 2009	8,835	$0.19
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(190)	$0.26
Outstanding, March 31, 2010	8,645	$0.19		4.8	$-
Exercisable at March 31, 2010	7,732	$0.20		4.5	$-

A summary of the Company's nonvested options as of March 31, 2010, and changes during the two years ended March 31, 2010 is presented as follows.

		Weighted-
		average
		grant date
	Shares	fair value

Nonvested at March 31, 2008	2,982	$0.03
Granted	2,600	$0.01
Vested	(2,406)	$0.03
Forfeited	(926)	$0.04
Nonvested at March 31, 2009	2,250	$0.03
Granted	-	$-
Vested	(1,285)	$0.03
Forfeited	(52)	$0.07
Nonvested at March 31, 2010	913	$0.03

As of March 31, 2010, there was $40.7 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the year ended March 31, 2010 and 2009, the Company incurred expenses of $3.1 million and $3.0 million, respectively, which are included in salaries and benefits in the accompanying consolidated statements of operations.

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

Since the Company incurred losses for the year ended March 31, 2009, the potential shares of common stock, consisting of approximately 332 million shares issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for that year.

Income per share for the year ended March 31, 2010 was computed as shown below. Stock options and warrants aggregating approximately 294 million shares were not included in the diluted calculation since they were not in-the-money during the year ended March 31, 2010.

Numerator:
Net income attributable to
Integrated Healthcare Holdings, Inc.	$7,056
Interest on $10.7 million Convertible Term Note	560
Adjusted net income attributable to
Integrated Healthcare Holdings, Inc.	$7,616

Denominator:
Weighted average common shares	248,568
Shares - $10.7 million Convertible Term Note	28,419
Options in the money, net	1,635
Denominator for diluted calculation	278,622

Income per share - basic	$0.03
Income per share - diluted	$0.03

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, and pursuant to an agreement dated September 28, 2004, as amended and restated on November 16, 2004, Dr. Chaudhuri and Dr. Shah exercised their options to purchase all of the equity interests in PCHI, which simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's Acquisition Loan (the Acquisition Loan was refinanced on October 9, 2007 with a $45.0 million Term Note (Note 3)). The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2010, it was owned 51% by West Coast Holdings, LLC (Dr. Shah and investors) and 49% by Ganesha Realty, LLC (Dr. Chaudhuri and Mr. Thomas). In accordance with GAAP, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

PCHI's assets, liabilities, and accumulated deficit at March 31 are set forth below.

	March 31,	March 31,
	2010	2009

Cash	$943	$27
Property, net	43,388	43,688
Other	324	133
Total assets	$44,655	$43,848

Debt	$45,000	$45,000
Other	3,649	534
Total liabilities	48,649	45,534

Accumulated deficit	(3,994)	(1,686)
Total liabilities and accumulated deficit	$44,655	$43,848

As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $5.4 million and $7.1 million were eliminated upon consolidation for the years ended March 31, 2010 and 2009, respectively.

The Company has a lease commitment to PCHI (Note 11). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by Ganesha Realty, LLC, which is managed by Dr. Kali P. Chaudhuri, and various physician investors. Dr. Chaudhuri and Mr. Thomas are the beneficial holders of 138.3 million and 107.7 million shares of the outstanding stock of the Company as of March 31, 2010 and 2009, respectively. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 11 - COMMITMENTS AND CONTINGENCIES

GLOBAL SETTLEMENT AGREEMENT - Effective April 2, 2009, the Company, Dr. Shah, OC-PIN, Mr. Mogel, PCHI, West Coast, Dr. Chaudhuri, Ganesha, Mr. Thomas, and the Lender entered into a Settlement Agreement, General Release and Covenant Not to Sue ("Global Settlement Agreement") in connection with the settlement of pending and threatened litigation, arbitration, appellate, and other legal proceedings (the "Actions") among the various parties. Pursuant to the Global Settlement Agreement, the Company agreed to pay to OC-PIN and Dr. Shah a total sum of $2.4 million in two installments consisting of $1.6 million at closing and $750, together with interest thereon at 8%, payable on September 25, 2009 (the "Second Payment $750"). The Company also agreed to pay the sum of $15 as satisfaction of Dr. Shah's individual claims. Additionally, the Company and Mr. Mogel agreed to stipulate to the release and return of a $50 bond which was posted in connection with a shareholder derivative suit filed by OC-PIN against both Mr. Mogel and the Company. The completion of this transaction is still pending (see “CLAIMS AND LAWSUITS”) The balance due of $750 is accrued at March 31, 2010.

In addition, Dr. Shah covenanted and agreed, that for a period of 2 years after the Closing, he will not accept any nomination, appointment or will not serve in the capacity as a director, officer, or employee of the Company, so long as the Company keeps the PCHI and Chapman Medical Center leases current by making payments within 45 days of when payments are due.

Pursuant to the Global Settlement Agreement, the Company agreed to amend its Bylaws to provide (i) that the number of members of the Company's Board of Directors shall be fixed at 7 and (ii) that a shareholder who owns 15% or more of the voting stock of the Company is entitled to call one special shareholders meeting per year. As of March 31, 2010, OC-PIN's representative has not been duly appointed by OC-PIN (see “CLAIMS AND LAWSUITS”).

Also pursuant to the Global Settlement Agreement, the Company entered into Stock Purchase Agreements (the "2009 Stock Purchase Agreements") with Dr. Chaudhuri, Dr. Shah, and OC-PIN. Pursuant to these 2009 Stock Purchase Agreements, Dr. Shah and OC-PIN will receive an aggregate of 14.7 million shares of the Company's common stock each and Dr. Chaudhuri will receive an aggregate of 30.6 million shares of the Company's common stock, for a price of $0.03 per share (the "2009 Stock Purchase Shares"). As of March 31, 2010, the 2009 Stock Purchase Shares have been issued but full payment has not been received by the Company.  As a result, the accompanying consolidated statement of stockholders’ deficiency reflects a receivable from shareholders for $1.8 million. The completion of this transaction is still pending (see "CLAIMS AND LAWSUITS").

In conjunction with the Global Settlement Agreement, on April 2, 2009, the Company and the Lender entered into the Amendment No. 1 to Credit Agreement. The Lender agreed to reduce the interest rate on the $45.0 million Term Note from 14.0% to 10.25% and to maintain such interest rate up to and including the maturity date of the Term Note, or any extension thereof, as defined in the $80 million credit agreement, under which the $45.0 million Term Note was issued.  The reduction of the interest rate was deemed not to meet the criteria for a troubled debt restructuring.

OPERATING LEASES - Concurrent with the closing of the Acquisition as of March 8, 2005, the Company entered into a sale leaseback type agreement with a related party entity, PCHI. The Company leases substantially all of the real estate of the acquired Hospitals and medical office buildings from PCHI. In October 2007, the Company entered into an Amended Lease with PCHI. The Amended Lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until certain refinancing takes place, the annual base rental payments were reduced to $7.1 million. In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes to the Lender under certain of its indebtedness discussed above.

Pursuant to the Global Settlement Agreement, the Company and PCHI entered into the Amendment to Amended and Restated Triple Net Hospital Building Lease (the "2009 Lease Amendment"), whereby PCHI agreed to reduce the rent paid by the Company under the Amended Lease by an amount equal to the debt service reduction (i.e., the difference between 14.0% and 10.25%) during the debt service reduction period, as defined, reducing the annual base rent from $7.1 million to $5.4 million.

On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”) (Note 12).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million loan, the annual base rent will increase to $8.3 million.  In addition, since the Company has not paid rent due under the lease for the period from November 1, 2008 through April 30, 2010, the Company agreed that upon receipt of provider fee funds from Medi-Cal under California AB 1383 (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment), the Company will pay all unpaid rent due to PCHI, but in any event not later than December 1, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2010:

Year ended March 31,
2011	$1,634
2012	1,561
2013	1,564
2014	1,399
2015	1,189
Thereafter	14,878
Total	$22,225

Total rental expense for the years ended March 31, 2010 and 2009 was $4.3 million and $4.5 million, respectively. The Company received sublease rental income in relation to certain leases of approximately $616 and $647 for the years ended March 31, 2010 and 2009, respectively.

This lease commitment with PCHI is eliminated in consolidation.

CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $6.3 million and $7.1 million are included in the accompanying consolidated balance sheets as of March 31, 2010 and 2009, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

The following is a schedule of future minimum lease payments under the capitalized leases with the present value of the minimum lease payments as of March 31, 2010:

Year ended March 31,
2011	$1,617
2012	1,492
2013	1,117
2014	744
2015	744
Thereafter	6,511

Total minimum lease payments	12,225
Less amount representing interest (weighted average interest rate of 9.8%)	(5,523)

Net present value of net minimum lease payments	6,702
Less current portion	(838)
Noncurrent portion	$5,864

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2010 and 2009, the Company had accrued $10.5 million and $8.7 million, respectively, which is comprised of $4.1 million and $4.1 million, respectively, in incurred and reported claims, along with $6.4 million and $4.6 million, respectively, in estimated IBNR.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2010 and 2009, the Company had accrued $717 and $711, respectively, comprised of $239 and $202, respectively, in incurred and reported claims, along with $478 and $509, respectively, in estimated IBNR.

Effective May 1, 2007, the Company initiated a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2010 and 2009, the Company had accrued $1.7 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at March 31, 2010 and 2009.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

The Company finances various insurance policies at interest rates ranging from 3.88% to 4.80% per annum. The Company incurred finance charges relating to such policies of $89.5 and $64.8 during the years ended March 31, 2010 and 2009, respectively. As of March 31, the accompanying consolidated balance sheets include the following balances relating to the financed insurance policies.

	March 31, 2010	March 31, 2009

Prepaid insurance	$400	$339

Accrued insurance premiums	$-	$19
(Included in other current liabilities)

PURCHASE COMMITMENTS - The Company has commitments with two unrelated party service provider vendors extending over one year. Commitments total $3.7 million, $3.7 million, $0, $0, and $0 for the years ending March 31, 2011, 2012, 2013, 2014, and 2015, respectively.

EMPLOYMENT AGREEMENTS - On March 29, 2010, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with each its President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, its Executive Vice President, Finance & Chief Financial Officer, its Executive Vice President & General Counsel, and its Treasurer & Chief Accounting Officer. The Amended Employment Agreements, effective April 1, 2010, are included as exhibits to this Form 10-K.

BONUSES - During the years ended March 31, 2010 and 2009, the Company implemented discretionary bonus plans, under which eligible employees could receive bonuses based on the Company's performance and individual performances. For the years ended March 31, 2010 and 2009, the Company awarded eligible employees an aggregate of $1.3 million and $300, respectively. The total of the 2010 and 2009 discretionary bonuses were included in accrued compensation and benefits in the accompanying consolidated balance sheet as of March 31, 2010. The 2010 bonuses were approved by the Company's Board of Directors and were paid in June 2010. The 2009 bonuses were approved by the Company's Board of Directors and were paid in May 2010.

UNION CONTRACTS - Approximately 36% of the Company's employees are represented by labor unions as of March 31, 2010. The current SEIU Agreement expires on August 31, 2011, and the Agreement with the CNA expires on February 28, 2011. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

CLAIMS AND LAWSUITS – The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to operations. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. (“Shah”), Bruce Mogel, Pacific Coast Holdings Investment, LLC (“PCHI”), West Coast Holdings, LLC (“WCH”), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC (“Ganesha”), William E. Thomas and Medical Capital Corporation and related entities (“Medical Capital”) (together, the “Global Settlement Parties”) entered into a global settlement agreement and mutual release (the “Global Settlement Agreement”).  Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company’s agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors’ approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders’ meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company’s Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current.  Two stock purchase agreements (the “Stock Purchase Agreements”) were also executed in conjunction with the Global Settlement Agreement, whereby (1) OC-PIN and Shah each purchased 14,700 shares of Common Stock, and (2) Kali P. Chaudhuri purchased 30,600 shares Stock.

Purportedly pursuant to the Global Settlement Agreement, OC-PIN and/or Shah placed a demand on the Company to seat Shah’s personal litigation attorney, Daniel Callahan (“Callahan”), on the Board of Directors.  The Company declined this request based on several identified conflicts of interest, as well as a violation of the covenant of good faith and fair dealing.  OC-PIN and/or Shah then filed a motion to enforce the Global Settlement Agreement under California Code of Civil Procedure Section 664.6 and force the Company to appoint Callahan to the Board of Directors.  The Company opposed this motion, in conjunction with an opposition by several members of OC-PIN, contesting Callahan as the duly authorized representative of OC-PIN.  On April 27, 2009, the Court denied Shah/OC-PIN’s motion, finding several conflicts of interest preventing Callahan from serving on the Company’s Board of Directors.  On May 5, 2009, Shah/OC-PIN filed a petition for writ of mandate with the Court of Appeals seeking to reverse the Court’s ruling and force Callahan’s appointment as a director, which was summarily denied on May 7, 2009.

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court has scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  The Court set a further status conference for July 12, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement and a prior stock issuance to OC-PIN’s former attorney, Hari Lal. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's obligations under the Global Settlement Agreement to issue stock to OC-PIN or appoint an OC-PIN representative on the Company’s Board of Directors until the resolution of the Amended Meka Complaint and related actions.

On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint.  On or about March 19, 2010, Dr. Meka et al. filed a Third Amended Complaint (the “Third Amended Meka Complaint”).  It appears that the relief sought against the Company in the Third Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Third Amended Meka Complaint on April 9, 2009.  Numerous motions were filed by other parties challenging the Third Amended Meka Complaint.  The Court held an omnibus hearing on these motions on May 7, 2010, partly sustaining and partly overruling these several demurrers, without leave to further amend.  The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

On June 17, 2009, Dr. Shah demanded that both the Company and PCHI indemnify him for his defense of the Amended Meka Complaint.  In response, both the Company and PCHI filed motions to enforce the releases contained in the Global Settlement Agreement, which the Company and PCHI believe waive Dr. Shah’s claim for indemnification in the Meka v. Shah lawsuit.  The court did not rule on PCHI’s or the Company’s motions, but left intact a prior injunction essentially staying the arbitration of Dr. Shah’s indemnity claim.

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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations (1) that the Company filed an incorrect IRS Form 1099 with respect to a Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company’s management and voluntarily providing information to individuals who intended to use the information to sue the Company.  The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter began on June 7, 2010. While the Company is optimistic regarding the outcome of these various related Anderson matters, at this early stage, the Company is unable to determine the cost of defending and prosecuting this lawsuit or the impact, if any, that these actions may have on its results of operations.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  The parties are currently exchanging initial discovery in the action, and a status conference has been scheduled by the Court for July 14, 2010.  At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress.  Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005.  On September 9, 2008, the Company filed a “SLAPP Back” motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons’ complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action.  The Court denied both motions on October 20, 2008.  The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009.  The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009.  Discovery is currently ongoing.  At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

On or about August 1, 1996, Southern California Specialty Care, Inc. ("SCSC") entered into a property lease agreement with PCHI whereby SCSC agreed to pay 10 percent of its net income to PCHI each quarter (the “Percentage Rent”).  In April 2008, PCHI brought a complaint in arbitration against SCSC alleging SCSC’s failure to pay the Percentage Rent since 2005.  In November 2009, PCHI and SCSC reached a settlement pursuant to which PCHI received $1.9 million for unpaid Percentage Rent through December 31, 2008, including late fees and litigation expenses, and $407 for Percentage Rent for the first three calendar quarters of 2009. Such amounts were recorded in net operating revenues during the three months ended December 31, 2009.

NOTE 12 – SUBSEQUENT EVENTS (unaudited)

On April 13, 2010, the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha, Dr. Chaudhuri and KPC.  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of IHHI.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

The Omnibus Amendment amends the Credit Agreement ($80.0 million facility) dated as of October 9, 2007, as amended (the “$80.0 million credit agreement”), the Revolving Credit Agreement ($50.0 million facility) dated as of October 9, 2007, as amended  (the “$50.0 million Revolving Credit Agreement”), and the Credit Agreement ($10.7 million facility) dated as of October 9, 2007, as amended (the “$10.7 million credit agreement” and together with the $80.0 million credit agreement and the $50.0 million credit agreement, the “Credit Agreements”), by and among the Company and certain affiliates of Medical Capital Corporation.

The Company entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement, dated as of January 13, 2010, as amended, by and between KPC and the Receiver.  Under the Loan Purchase Agreement and as approved by the Court on April 2, 2010, KPC agreed to purchase all of the Credit Agreements from the Receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a 15% participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by the Company in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

The following are material terms of the Omnibus Amendment:

•	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.
•
Affirming release of prior claims between the Company and the Lender’s Receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees under the Credit Agreements as of April 13, 2010.

•
The $80.0 million credit agreement was amended so that the $45.0 million Term Note (the “$45.0 million loan”) and $35.0 million Non-Revolving Line of Credit Note (the “$35.0 million loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under California AB 1383.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

•
The $50.0 million Revolving Credit Agreement was amended so that Silver Point will, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to the Company for working capital and general corporate purposes.  Each advance under the $50.0 million revolving credit agreement will bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, the Company agreed to make mandatory prepayments of the $50.0 million revolving credit agreement under the conditions described above with respect to the $80.0 million credit agreement.  The financial covenants under the $50.0 million revolving credit agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement.

•
The $10.7 million credit agreement was amended so that the $10.7 million Convertible Term Note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan.  In addition, the Company agreed to make mandatory prepayments of the $10.7 million credit agreement under the conditions described above with respect to the $80.0 million credit agreement.

•
In connection with the sale of the Credit Agreements, all warrants and stock conversion rights previously issued to the Lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees.  The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. The estimated value of these warrants total $2.9 million.

In addition, on April 13, 2010, the Company issued a three-year warrant to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the Release and a $1.0 million reduction in principal of the Company’s outstanding debt, among other benefits to the Company.  The estimated value of these warrants total $2.1 million.  The MOU was terminated upon effectiveness of the Omnibus Amendment (Note 1).

On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “Amendment to Lease”), which amended the Amended And Restated Triple Net Hospital Building between the parties.  Under the Amendment to Lease, the annual base rent to be paid by the Company to PCHI was increased from approximately $5.4 million to approximately $7.3 million, but if PCHI refinances the $45.0 million Loan, the annual base rent will increase to $8.3 million.  In addition, since the Company has not paid rent due under the lease since October 1, 2008, the Company agreed that upon receipt of provider fee funds from Medi-Cal under California AB 1383 (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment), the Company will pay all unpaid rent due to PCHI for the period from November 1, 2008 through April 30, 2010, but in any event not later than December 1, 2010.

On April 30, 2010, the Company received the written consent, in lieu of a meeting of stockholders, from the holders of a majority of the Company's outstanding shares of common stock approving an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 500 million to 800 million shares. Stockholders holding a total of 138.3 million shares of common stock voted to approve the amendment out of a total of 255.3 million shares issued and outstanding.

The following financial statement schedule is the only schedule required to be filed under the applicable accounting regulations of the Securities and Exchange Commission.

INTEGRATED HEALTHCARE HOLDINGS, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
[amounts in 000's]

PERIOD	DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD

Accounts Receivable:
Year ended March 31, 2010	Allowance for doubtful accounts	$17,377	$37,533	$39,652	$15,258
Year ended March 31, 2009	Allowance for doubtful accounts	$14,383	$49,269	$46,275	$17,377

Deferred tax assets:
Year ended March 31, 2010	Valuation allowance	$36,671	$4,709	$8,671	$32,709
Year ended March 31, 2009	Valuation allowance	$35,905	$766	$-	$36,671