Form 10-Q
period 2010-06-30
Integrated Healthcare Holdings Inc
filed 2010-08-13
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2010; or

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

There were 255,307,262 shares outstanding of the registrant's common stock as of August 9, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial statements
INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)
(unaudited)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,435	$10,159
Restricted cash	33	27
Accounts receivable, net of allowance for doubtful accounts of $16,152 and $15,258, respectively	50,067	53,144
Inventories of supplies	5,908	5,818
Due from governmental payers	-	4,979
Due from lender, net	-	5,234
Prepaid insurance	2,094	400
Other prepaid expenses and current assets	6,587	5,915
Total current assets	74,124	85,676

Property and equipment, net	54,033	54,506

Total assets	$128,157	$140,182

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$42,146	$45,468
Accrued compensation and benefits	17,167	20,420
Due to government payers	21	-
Accrued insurance retentions	12,656	12,983
Other current liabilities	6,318	11,264
Total current liabilities	78,308	90,135

Debt, noncurrent	79,968	80,968
Warrant liability, noncurrent	4,016	-
Capital lease obligations, net of current portion of $833 and $838, respectively	5,664	5,864
Total liabilities	167,956	176,967

Commitments, contingencies, and subsequent event

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 500,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,885	62,871
Receivable from stockholders	(1,800)	(1,800)
Accumulated deficit	(101,358)	(99,445)

Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(40,018)	(38,119)
Noncontrolling interests	219	1,334
Total stockholders' deficiency	(39,799)	(36,785)

Total liabilities and stockholders' deficiency	$128,157	$140,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)
(unaudited)

	Three months ended June 30,
	2010	2009

Net operating revenues	$93,919	$93,012

Operating expenses:
Salaries and benefits	51,642	51,356
Supplies	12,945	12,605
Provision for doubtful accounts	8,908	8,856
Other operating expenses	16,140	14,447
Depreciation and amortization	1,044	915
	90,679	88,179

Operating income	3,240	4,833

Other expense:
Interest expense, net	(3,118)	(2,229)
Warrant expense	(2,925)	-
Change in fair value of warranty liability	1,025	-
	(5,018)	(2,229)

Income (loss) before income tax provision	(1,778)	2,604
Income tax provision	-	1,240
Net income (loss)	(1,778)	1,364
Net income attributable to noncontrolling interests (Note 9)	(135)	(216)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$(1,913)	$1,148

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average shares outstanding
Basic	255,307	228,274
Diluted	255,307	256,693

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)
(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2010	255,307	$255	$62,871	$(1,800)	$(99,445)	$1,334	$(36,785)

Share-based compensation	-	-	14	-	-	-	14

Net income (loss)	-	-	-	-	(1,913)	135	(1,778)

Noncontrolling interests distributions	-	-	-	-	-	(1,250)	(1,250)

Balance, June 30, 2010	255,307	$255	$62,885	$(1,800)	$(101,358)	$219	$(39,799)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)
(unaudited)

	Three months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,778)	$1,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,044	915
Provision for doubtful accounts	8,908	8,856
Amortization of debt issuance costs	130	62
Common stock warrant expense	2,925	-
Change in fair value of warrant liability	(1,025)	-
Noncash share-based compensation expense	14	13
Recovery on disposition of property and equipment	-	(195)
Changes in operating assets and liabilities:
Accounts receivable	(5,831)	(3,902)
Inventories of supplies	(90)	(146)
Due from governmental payers	4,979	1,539
Prepaid insurance, other prepaid expenses and current assets, and other assets	(2,496)	(3,287)
Accounts payable	(3,322)	(1,897)
Accrued compensation and benefits	(3,253)	1,544
Due to governmental payers	21	-
Accrued insurance retentions, other current liabilities and due from lender	1,077	3,600
Net cash provided by operating activities	1,303	8,466

Cash flows from investing activities:
Decrease in restricted cash	(6)	-
Additions to property and equipment	(571)	(50)
Net cash used in investing activities	(577)	(50)

Cash flows from financing activities:
Excess funds withheld by lender	-	(6,340)
Noncontrolling interests distributions	(1,250)	-
Payments on capital lease obligations	(200)	(205)
Net cash used in financing activities	(1,450)	(6,545)

Net increase (decrease) in cash and cash equivalents	(724)	1,871
Cash and cash equivalents, beginning of period	10,159	3,514
Cash and cash equivalents, end of period	$9,435	$5,385

Supplemental information:
Cash paid for interest	$1,701	$189
Cash paid for income taxes	$-	$240

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results for the entire 2011 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 29, 2010.

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

In June 2009, the Financial Accounting Standards Board’s (“FASB”) issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB’s Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In connection with the adoption of this standard the Company’s financial statements will only cite certain specific GAAP references.

LIQUIDITY AND MANAGEMENT'S PLANS - As of June 30, 2010, the Company has a working capital deficit of $4.2 million and accumulated total deficiency of $39.8 million.  During the three months ended June 30, 2010, the Company incurred a net loss of $1.9 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and indicate a need for it to take action to continue to operate its business as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATION FOR PRESENTATION - Certain immaterial amounts previously reported have been reclassified to conform to the current period's presentation with no impact on the reported net income (loss) of the Company.

CONCENTRATION OF CREDIT RISK - The Company has secured its working capital and its long term debt from the same lender and, thus, is subject to significant credit risk if they are unable to perform.

The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Substantially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid, which combined accounted for 57% and 56% of the net operating revenues for the three months ended June 30, 2010 and 2009, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

USE OF ESTIMATES - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, income taxes, accrued insurance retentions and self-insurance reserves, and net patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables (payables) of $(21) and $220 as of June 30 and March 31, 2010, respectively, which are included as due from/to government payers in the accompanying unaudited condensed consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $11.1 million and $5.0 million during the three months ended June 30, 2010 and 2009, respectively. The related revenue recorded for the three months ended June 30, 2010 and 2009 was $6.4 million and $3.6 million, respectively. As of June 30 and March 31, 2010, estimated DSH receivables were $0 and $4.8 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

The following is a summary of due from governmental payers:

	June 30,	March 31,
	2010	2010
Due from (to) government payers
Medicare	$(21)	$220
Medicaid	-	4,759
	$(21)	$4,979

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $1.7 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of June 30 and March 31, 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of June 30 and March 31, 2010, the Company established a receivable in the amount of $1.8 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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
JUNE 30, 2010
(UNAUDITED)

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash balances held at limited financial institutions at times are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents.

LETTERS OF CREDIT - At June 30 and March 31, 2010, the Company had outstanding standby letters of credit totaling $0 and $1.5 million, respectively.

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

DEBT ISSUANCE COSTS - On April 13, 2010, the amended financing obtained by the Company was accounted for as extinguishment of existing debt in accordance with GAAP (Note 3). Accordingly, the unamortized debt issuance cost balance prior to the refinancing aggregating $130 was written off during the three months ended June 30, 2010.  The Company did not incur any material third party costs in connection with the amended debt.

FAIR VALUE MEASUREMENTS - The Company's financial assets and liabilities recorded in the unaudited condensed consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, debt, accounts payable, and other liabilities, all of which are recorded at book value which approximates fair value.

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

The Company will endeavor to utilize the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company currently has no financial or nonfinancial assets or liabilities subject to fair value measurement on a recurring basis except for warrants issued in April 2010 (Note 4).

WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4). In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, and at the time of adoption, this standard did not have an effect on the Company’s unaudited condensed consolidated financial statements.  The Company is currently evaluating this standard as it relates to the Omnibus Warrants (Note 4) and the effect, if any, this standard will have on its unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with GAAP. Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 8). Due to a net loss incurred by the Company during the three months ended June 30, 2010, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2010.

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

GAAP also prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

SUBSEQUENT EVENTS - The Company’s accompanying unaudited condensed consolidated financial statements are considered issued when filed with the SEC.  The Company has evaluated subsequent events to the filing date of this Form 10-Q with the SEC.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	March 31,
	2010	2010

Buildings	$33,842	$33,842
Land and improvements	13,523	13,523
Equipment	12,779	12,766
Construction in progress	1,171	617
Assets under capital leases	9,371	9,371
	70,686	70,119
Less accumulated depreciation	(16,653)	(15,613)

Property and equipment, net	$54,033	$54,506

Accumulated depreciation on assets under capital leases as of June 30 and March 31, 2010 was $3.0 million and $2.7 million, respectively.

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at June 30, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

NOTE 3 – DEBT

On April 13, 2010, the Company’s previous lender released $6.4 million in previously overswept amounts to apply against interest expense the Company had accrued under its term loans with the previous lender. The previous lender retained and did not repay a remaining net amount of $4.9 million in previously overswept amounts. Under the terms of the Omnibus Amendment (see below), an additional $1.0 million was recovered by the Company through a reduction in principal of the Company’s outstanding debt, resulting in a gross recovery of $7.4 million.  As an offsetting cost of the recovery, the Company issued a warrant to purchase up to 170.0 million shares of the Company’s common stock at $0.07 per share to Dr. Chaudhuri (a significant shareholder), who facilitated the release that provided for the $6.4 million release by the previous lender of the overswept amounts and the $1.0 million reduction in principal noted above, among other benefits, to the Company (Note 4).  The fair value of the warrant was estimated at $2.1 million at the date of issuance using the Black-Scholes valuation model.  Accordingly, as of March 31, 2010, the Company revised its estimate of the valuation reserve based on the more recent and certain outcome using the guidance of ASC 450, resulting in a net recoverable amount of $5.2 million, reflected as Due from Lender on the March 31, 2010 consolidated balance sheet, which was recovered as of the Effective Date of the Omnibus Amendment (see below).

On April 13, 2010 (the “Effective Date”), the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

The Omnibus Amendment amends the credit agreement ($80.0 million facility) dated as of October 9, 2007, as amended (the “$80.0 million Credit Agreement”), the revolving credit agreement ($50.0 million facility) dated as of October 9, 2007, as amended  (the “$50.0 million Revolving Credit Agreement”), and the credit agreement ($10.7 million facility) dated as of October 9, 2007, as amended (the “$10.7 million Credit Agreement” and together with the $80.0 million Credit Agreement and the $50.0 million Credit Agreement, the “Credit Agreements”), by and among the Company and certain affiliates of the previous lender, Medical Capital Corporation.

The Company entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement, dated as of January 13, 2010, as amended, by and between KPC and the previous lender’s receiver.  Under the Loan Purchase Agreement and as approved by the Court on April 2, 2010, KPC agreed to purchase all of the Credit Agreements from Medical Capital Corporation’s receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a 15% participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by the Company in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

The following are material terms of the Omnibus Amendment:

•	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.

•
Affirming release of prior claims between the Company and the previous lender’s receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees of $6.4 million under the Credit Agreements as of April 13, 2010.

•
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under California AB 1383 (Note 11).

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

In connection with the sale of the Credit Agreements, all warrants and stock conversion rights issued to the previous lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants (Note 4).

The Company's debt payable, all noncurrent, consists of the following:

	June 30,	March 31,
	2010	2010

Revolving Credit Agreement, outstanding borrowings	$-	$-
Credit note	5,968	5,968
Secured term note	45,000	45,000
Secured non-revolving line of credit, outstanding borrowings	29,000	30,000

	$79,968	$80,968

As of June 30, 2010, the Company’s debt consisted of the following:

•
A $50.0 million Revolving Credit Agreement, under which the Company issued a $10.0 million Revolving Line of Credit Note bearing an interest rate of 12.5% plus LIBOR, with a 2.0% floor, per year (14.5% at June 30, 2010) and an unused commitment fee of 0.50% per year ($0 outstanding balance at June 30, 2010).

•	A $10.7 million Credit Agreement, under which the Company issued a $10.7 million term note bearing a fixed interest rate of 14.5% per year ($5,968 outstanding balance at June 30, 2010).

•	A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45,000 outstanding balance at June 30, 2010).

•	A $35.0 million Non-Revolving Line of Credit Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($29,000 outstanding balance at June 30, 2010).

Each of the above Credit Agreements and related notes are collateralized by all of the assets of the Company.

NOTE 4 - COMMON STOCK WARRANTS

In connection with the Omnibus Amendment (Note 3), the Company issued new warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees.  The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of the Effective Date, April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of June 30, 2010, the fair value of the Omnibus Warrants was $2.3 million.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release (Note 3) enabling the Company to recover amounts due from its prior lender (Note 3) and a $1.0 million reduction in principal of the Company’s outstanding debt, among other benefits to the Company.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. The Company recorded the fair value of $2.1 million as an offsetting cost of the recovery (Note 3) and the related warrant liability of $2.1 million.  As of June 30, 2010, the fair value of the Release Warrant was $1.7 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The April Warrants are accounted for as liabilities at June 30, 2010 as the settlement of these warrants are not deemed to be in the control of the Company. As of June 30, 2010, due to the decrease in the fair value of the April Warrants, the Company recognized a gain relating to the change in the warrant liability of $1.0 million.

The fair value of warrants issued by the Company is estimated using the Black-Scholes valuation model. Since the Company’s stock is thinly traded, the expected volatility is based on an analysis of the Company's stock and the stock of  the following publicly traded companies that own hospitals.

Amsurg Corporation (AMSG)
Community Health Systems Inc. (CYH)
Dynacq Healthcare Inc. (DYII)
Health Management Associates Inc. (HMA)
LifePoint Hospitals Inc. (LPNT)
MedCath Corp. (MDTH)
Tenet Healthcare Corp. (THC)
Universal Health Services Inc. (USH)

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows.

	April 13, 2010	June 30, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	0.9%
Expected volatility	68.4%	66.2%
Expected term (in years)	3.0	2.8

NOTE 5 - INCOME TAXES

The utilization of NOL and credit carryforwards are limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into the amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and State tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations, and these limitations have been incorporated into the tax provision calculation.

The difference between the reported provision for income taxes and the amount computed by multiplying income before provision for income taxes in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009 by the statutory federal income tax rate relates to state and local income taxes, net of federal benefits, variable interest entity, and deferred tax adjustments and allowances. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required.  The Company has recorded a 100% valuation allowance on its deferred tax assets.

The Company has two Hospitals located in the State of California Enterprise Zone which has provided significant state tax credits which are allowable to reduce California income tax on a dollar-for-dollar basis. The credits, which are not subject to expiration, are granted by a State agency whose issuance can be reviewed by the California Franchise Tax Board. The California Franchise Tax Board has been conducting an ongoing examination of Enterprise Zone hiring tax credits claimed on the Company’s California income tax returns filed for the open tax years.  However, management of the Company does not anticipate that the examination will result in any material impact to the amount of credits claimed and the Company’s unaudited condensed consolidated financial statements. No provision has been recorded relative to this uncertainty.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of June 30, 2010, the maximum aggregate number of shares under the Plan was 18.4 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

The Company recorded $14.0 and $13.0 of compensation expense relative to stock options during the three months ended June 30, 2010 and 2009, respectively. No options were exercised during the three months ended June 30, 2010 and 2009. A summary of stock option activity for the three months ended June 30, 2010 is presented as follows.

				Weighted-
				average
		Weighted-	Weighted-	remaining
		average	average	contractual	Aggregate
		exercise	grant date	term	intrinsic
	Shares	price	fair value	(years)	value

Outstanding, March 31, 2010	8,645	$0.24
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(30)	$0.25
Outstanding, June 30, 2010	8,615	$0.19		4.6	$-
Exercisable, June 30, 2010	8,006	$0.19		4.3	$-

A summary of the Company's nonvested options as of June 30, 2010, and changes during the three months ended June 30, 2010 is presented as follows.

		Weighted-
		average
		grant date
	Shares	fair value

Nonvested at March 31, 2010	913	$0.03
Granted	-	$-
Vested	(299)	$0.02
Forfeited	(5)	$0.08
Nonvested at June 30, 2010	609	$0.03

As of June 30, 2010, there was $16.4 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended June 30, 2010 and 2009, the Company incurred expenses of $758 and $767, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.

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

Since the Company incurred losses for the three months ended June 30, 2010, the potential shares of common stock, consisting of approximately 437 million shares issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for that period.

Income per share for the three months ended June 30, 2009 was computed as shown below. Stock options and warrants aggregating approximately 303 million shares were not included in the diluted calculation since they were not in-the-money during the three months ended June 30, 2009. The weighted average common shares for the three months ended June 30, 2009 have been adjusted to reflect 60 million shares which were issued in May 2009, but not delivered pending payment of the purchase price.

Numerator:
Net income attributable to
Integrated Healthcare Holdings, Inc.	$1,148
Interest on $10.7 million Convertible Term Note	140
Adjusted net income attributable to
Integrated Healthcare Holdings, Inc.	$1,288

Denominator:
Weighted average common shares	228,274
Shares - $10.7 million Convertible Term Note	28,419

Denominator for diluted calculation	256,693

Income per share - basic	$0.01
Income per share - diluted	$0.01

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Term Note. The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI, and this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI. PCHI is a related party entity that is affiliated with the Company through common ownership and control. As of June 30, 2010, it was owned 51% by investors in West Coast Holdings, LLC and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). In accordance with GAAP, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

PCHI's assets, liabilities, and accumulated deficit at March 31 are set forth below.

	June 30,	March 31,
	2010	2010

Cash	$63	$943
Property, net	43,239	43,388
Other	92	324
Total assets	$43,394	$44,655

Debt	$45,000	$45,000
Other	568	3,649
Total liabilities	45,568	48,649

Accumulated deficit	(2,174)	(3,994)
Total liabilities and accumulated deficit	$43,394	$44,655

As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.67 million and $1.35 million were eliminated upon consolidation for the three months ended June 30, 2010 and 2009, respectively.

The Company has a lease commitment to PCHI (Note 11). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by Ganesha, which is managed by Dr. Kali P. Chaudhuri, and various physician investors. Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million and 138.3 million shares of the outstanding stock of the Company as of June 30, 2010 and March 31, 2010, respectively. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

CALIFORNIA AB 1383 – The State of California enacted legislation (AB 1383) to provide supplemental payments to medical facilities which serve indigent and low income patients.  The bill cannot be implemented until it is approved by CMS, which is anticipated to occur in 2010.  The program is anticipated to be retroactive to April 1, 2009.  Under this proposed program, the Hospitals would be assessed fees which are paid into a pool of funds to which the Federal government will contribute matching funds.  These funds will be distributed to qualifying hospitals and Medicaid managed care plans based on a prescribed formula resulting in increased reimbursement.  The Company anticipates that it will be a net recipient from the fund.  CMS has issued directions that the managed care plans can be required to disburse 100% of the additional funds to their providers, but the plans must retain discretion in the allocation among their providers. Management cannot predict whether CMS will ultimately approve this program, and the ultimate amount that the Company will have to pay into the fund in 2010 and beyond.

GUARANTEE – At June 30, 2010, the Company accrued $1.5 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  Subsequent to June 30, 2010, the Company continued to incur additional liabilities under the guarantee.  The agreement and the institution’s practice are being reviewed.

OPERATING LEASES – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  In addition, since the Company has not paid rent due under the lease for the period from November 1, 2008 through April 30, 2010, the Company agreed that upon receipt of provider fee funds from Medi-Cal under California AB 1383 (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment), the Company will pay all unpaid rent due to PCHI, but in any event not later than December 1, 2010.  This lease commitment with PCHI is eliminated in consolidation.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $6.4 million and $6.7 million are included in the accompanying unaudited condensed consolidated balance sheets as of June 30 and March 31, 2010, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2010, the Company had accrued $10.2 million and $10.5 million, respectively, which is comprised of $4.1 million and $4.1 million, respectively, in incurred and reported claims, along with $6.1 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2010, the Company had accrued $860 and $717, respectively, comprised of $334 and $239, respectively, in incurred and reported claims, along with $526 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at June 30 and March 31, 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30 and March 31, 2010, the Company had accrued $1.6 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at June 30 and March 31, 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of June 30, 2010, the Company finances various insurance policies at an interest rate of 3.95% per annum. The Company incurred finance charges relating to such policies of $16.7 and $32.6 during the three months ended June 30, 2010 and 2009, respectively. As of June 30 and March 31, 2010, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	June 30, 2010	March 31, 2010

Prepaid insurance	$2,094	$400

Accrued insurance premiums	$113	$-
(Included in other current liabilities)

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
JUNE 30, 2010
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

On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's then Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008, OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, were stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company.

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
JUNE 30, 2010
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

On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. (“Shah”), Bruce Mogel, Pacific Coast Holdings Investment, LLC (“PCHI”), West Coast Holdings, LLC (“WCH”), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC (“Ganesha”), William E. Thomas and Medical Capital Corporation and related entities (“Medical Capital”) (together, the “Global Settlement Parties”) entered into a global settlement agreement and mutual release (the “Global Settlement Agreement”).  Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company’s agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors’ approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders’ meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company’s Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current.  Two stock purchase agreements (the “Stock Purchase Agreements”) were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14,700 shares of Common Stock, and (2) Kali P. Chaudhuri the right to purchase up to 30,600 shares Stock.

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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court has scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). The Court has scheduled an Order to Show Cause regarding the Global Settlement Agreement on August 13, 2010.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint.  On or about March 19, 2010, Dr. Meka et al. filed a Third Amended Complaint (the “Third Amended Meka Complaint”).  It appears that the relief sought against the Company in the Third Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Third Amended Meka Complaint on April 9, 2009.  Numerous motions were filed by other parties challenging the Third Amended Meka Complaint.  The Court held an omnibus hearing on these motions on May 7, 2010, partly sustaining and partly overruling these several demurrers, without leave to further amend.  On August 13, 2010, the Court will hear (1) Meka’s motion challenging the purported nomination/appointment of Dr. Surinder Dang to the Company’s Board of Directors, and (2) Meka’s motion for leave to file a Fourth Amended Complaint.  It appears that the relief sought against the Company in the Fourth Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the previous Meka Complaints.  The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations (1) that the Company filed an incorrect IRS Form 1099 with respect to a Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company’s management and voluntarily providing information to individuals who intended to use the information to sue the Company.  The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter began on June 7, 2010, with closing arguments scheduled for September 17, 2010. While the Company is optimistic regarding the outcome of these various related Anderson matters, the Company is unable to determine the impact, if any, that these actions may have on its results of operations.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  The parties are currently exchanging discovery in the action.  At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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
JUNE 30, 2010
(UNAUDITED)

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

NOTE 12 – SUBSEQUENT EVENT

On April 30, 2010, the Company received the written consent, in lieu of a meeting of stockholders, from the holders of a majority of the Company's outstanding shares of common stock approving an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 500 million to 800 million shares. Stockholders holding a total of 138.3 million shares of common stock out of a total of 255.3 million shares issued and outstanding voted to approve the amendment. On July 21, 2010, the Company filed its Amended Articles of Incorporation with the State of Nevada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed on June 29, 2010 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued equity securities to existing shareholders and a new lender. (see "OMNIBUS AMENDMENT”).

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a working capital deficit and total deficiency of $4.2 million and $39.8 million, respectively, at June 30, 2010.

The factors discussed above and under Risk Factors (Item 1A), among others, raise substantial doubt about our ability to continue as a going concern and indicate a need for us to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements or reducing operating expenses.

Key items for the three months ended June 30, 2010 included:

1.
 Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended June 30, 2010 and 2009 were $85.0 million and $84.1 million, respectively, representing an increase of 1.0%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $1.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2010.

Inpatient admissions decreased by 7.9% to 5.8 for the three months ended June 30, 2010 compared to 6.3 for the three months ended June 30, 2009. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.

Uninsured patients, as a percentage of gross charges, were unchanged at 5.2% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

2.
 Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the three months ended June 30, 2010 were $90.7 million, or 2.9%, higher than during the three months ended June 30, 2009. The most significant factor of this increase related to a $1.5 million accrual for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

Financing costs: We completed the Acquisition of the Hospitals with a high level of debt financing. Effective April 13, 2010, we amended our debt with a new lender (see "DEBT").

DEBT – On April 13, 2010, pursuant to a release, our previous lender released $6.4 million in previously overswept amounts to apply against interest expense the Company had accrued under our term loans with the previous lender. As a result, the previous lender retained and did not repay a remaining net amount of $4.9 million in previously overswept amounts. Under the terms of the Omnibus Amendment (see below), we recovered an additional $1.0 million through a reduction in principal of the Company’s outstanding debt, resulting in a gross recovery of $7.4 million.  As an offsetting cost of the recovery, the Company issued a warrant to purchase up to 170.0 million shares of our common stock at $0.07 per share to Dr. Chaudhuri (a significant shareholder), who facilitated the release that provided for the $6.4 million release by the previous lender of the overswept amounts and the $1.0 million reduction in principal noted above, among other benefits, to us (Note 4).  The fair value of the warrant was estimated at $2.1 million at the date of issuance using the Black-Scholes valuation model.  Accordingly, as of March 31, 2010, we revised its estimate of the valuation reserve based on the more recent and certain outcome using the guidance of ASC 450, resulting in a net recoverable amount of $5.2 million, reflected as Due from Lender on our March 31, 2010 consolidated balance sheet, which was recovered as of the Effective Date of the Omnibus Amendment (see below).

On April 13, 2010 (the “Effective Date”), we entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

The Omnibus Amendment amends the credit agreement ($80.0 million facility) dated as of October 9, 2007, as amended (the “$80.0 million Credit Agreement”), the revolving credit agreement ($50.0 million facility) dated as of October 9, 2007, as amended  (the “$50.0 million Revolving Credit Agreement”), and the credit agreement ($10.7 million facility) dated as of October 9, 2007, as amended (the “$10.7 million Credit Agreement” and together with the $80.0 million Credit Agreement and the $50.0 million Credit Agreement, the “Credit Agreements”), by and among the Company and certain affiliates of the previous lender, Medical Capital Corporation.

We entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement, dated as of January 13, 2010, as amended, by and between KPC and the previous lender’s receiver.  Under the Loan Purchase Agreement and as approved by the Court on April 2, 2010, KPC agreed to purchase all of the Credit Agreements from Medical Capital Corporation’s receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a 15% participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by the Company in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

The following are material terms of the Omnibus Amendment:

•	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.

•
Affirming release of prior claims between the Company and the previous lender’s receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees of $6.4 million under the Credit Agreements as of April 13, 2010.

•
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of our accounts receivable or provider fee funds from Medi-Cal under California AB 1383 (Note 11).

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

In connection with the sale of the Credit Agreements, all warrants and stock conversion rights issued to the previous lender were cancelled.  In connection with the Omnibus Amendment, we issued new warrants (see “WARRANTS”).

Our credit facilities are subject to certain financial and restrictive covenants including minimum fixed charge coverage ratio, minimum cash collections, minimum EBITDA, dividend restrictions, mergers and acquisitions, and other corporate activities common to such financing arrangements. At June 30, 2010, we were in compliance with all debt covenants. Each of the above Credit Agreements and related notes are collateralized by all of the assets of the Company.

WARRANTS – In connection with the Omnibus Amendment (Note 3), we issued new warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees.  The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of the Effective Date, April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of June 30, 2010, the fair value of the Omnibus Warrants was $2.3 million.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from its prior lender (Note 3) and a $1.0 million reduction in principal of the Company’s outstanding debt, among other benefits to the Company.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of the issuance date, April 13, 2010, the Company recorded the fair value of $2.1 million as an offsetting cost of the recovery (Note 3) and the related warrant liability of $2.1 million.  As of June 30, 2010, the fair value of the Release Warrant was $1.7 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” As of June 30, 2010, due to the decrease in the fair value of the April Warrants, we recognized a gain relating to the change in the warrant liability of $1.0 million.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  In addition, since we have not paid rent due (approximately $1.0 million) under the lease for the period from November 1, 2008 through April 30, 2010, the Company agreed that upon receipt of provider fee funds from Medi-Cal under California AB 1383 (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment), we will pay all unpaid rent due to PCHI, but in any event not later than December 1, 2010.  This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES - The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at June 30, 2010.

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

CALIFORNIA AB 1383 – The State of California enacted legislation (AB 1383) to provide supplemental payments to medical facilities which serve indigent and low income patients.  The bill cannot be implemented until it is approved by CMS, which is anticipated to occur in 2010.  The program is anticipated to be retroactive to April 1, 2009.  Under this proposed program, the Hospitals would be assessed fees which are paid into a pool of funds to which the Federal government will contribute matching funds.  These funds will be distributed to qualifying hospitals and Medicaid managed care plans based on a prescribed formula resulting in increased reimbursement.  We anticipate that it will be a net recipient from the fund.  CMS has issued directions that the managed care plans can be required to disburse 100% of the additional funds to their providers, but the plans must retain discretion in the allocation among their providers. Management cannot predict whether CMS will ultimately approve this program, and the ultimate amount that we will have to pay into the fund in 2010 and beyond.

CASH FLOW - Net cash provided by operating activities for the three months ended June 30, 2010 and 2009 was $1.3 million and $8.5 million, respectively. Net income, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and minority interest, totaled $1.2 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively. We used $6.4 million and produced $6.3 million in working capital for the three months ended June 30, 2010 and 2009, respectively. Net cash produced by growth in (used in payment of) accounts payable, accrued compensation and benefits and other current liabilities was $(11.8) million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $3.1 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively.

Net cash used in investing activities during the three months ended June 30, 2010 and 2009 was $0.6 million and $0.1 million, respectively. During the three months ended June 30, 2010 and 2009, we invested $0.6 million and $0.1 million in cash, respectively, in new equipment.

Net cash used in financing activities for the three months ended June 30, 2010 and 2009 was $1.5 million and $6.5 million, respectively. The net cash used in financing activities for the three months ended June 30, 2009 was primarily due to an additional $6.3 million in amounts collected and retained by the previous lender.  Our debt has been refinanced with a new lender (see “DEBT”).

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three months ended June 30, 2010 and 2009, our consolidated statements of operations expressed as a percentage of net operating revenues.

	Three months ended June 30,
	2010		2009

Net operating revenues	100.0%		100.0%

Operating expenses:
Salaries and benefits	55.0%		55.2%
Supplies	13.8%		13.6%
Provision for doubtful accounts	9.5%		9.5%
Other operating expenses	17.2%		15.5%
Depreciation and amortization	1.1%		1.0%
	96.6%		94.8%

Operating income	3.4%		5.2%

Other expense:
Interest expense, net	(3.3%	)	(2.4%	)
Warrant expense	(3.1%	)	(0.0%	)
Change in fair value of warrant liability	1.1%		0.0%
	(5.3%	)	(2.4%	)

Income (loss) before provision for income taxes	(1.9%	)	2.8%
Income tax provision	0.0%		1.3%
Net income (loss)	(1.9%	)	1.5%
Net income attributable to noncontrolling interests	(0.1%	)	(0.3%	)
Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	(2.0%	)	1.2%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

NET OPERATING REVENUES - Net operating revenues for the three months ended June 30, 2010 increased 1.0% compared to the same period in fiscal year 2010, from $93.0 million to $93.9 million. Admissions decreased by 7.9% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to reductions in managed care and obstetrics admissions. Net operating revenues per admission increased by 9.0% during the three months ended June 30, 2010. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended June 30, 2010 and 2009 were $1.7 million and $1.6 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57% and 56% of the net operating revenues for the three months ended June 30, 2010 and 2009, respectively.

Uninsured patients, as a percentage of gross charges, were unchanged at 5.2% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. During the three months ended June 30, 2010, Net Collectible Revenues were $85.0 million (net revenues of $93.9 million less $8.9 million in provision for doubtful accounts) and $84.1 million (net revenues of $93.0 million less $8.9 million in provision for doubtful accounts) for the three months ended June 30, 2009, representing an increase of $0.9 million. There was an increase in Net Collectible Revenues per admission of 9.1% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

OPERATING EXPENSES - Operating expenses for the three months ended June 30, 2010 increased to $90.7 million from $88.2 million, an increase of $2.5 million, or 2.8%, compared to the same period in fiscal year 2010. Operating expenses expressed as a percentage of net operating revenues for the three months ended June 30, 2010 and 2009 were 96.6% and 94.8%, respectively. On a per admission basis, operating expenses increased 11.1%.

Salaries and benefits increased slightly by $0.3 million (0.6%) for the three months ended June 30, 2010 compared to the same period in fiscal year 2010 and remained consistent relative to net operating revenues for the comparative periods.

Other operating expenses for the three months ended June 30, 2010 increased $1.7 million, or 11.7%, compared to the same period in fiscal year 2010, primarily due to an accrual of $1.5 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution's practice are being reviewed.

The provision for doubtful accounts for the three months ended June 30, 2010 was consistent at $8.9 million and 9.5% of net operating revenues for the three months ended June 30, 2010 and 2009.

OPERATING INCOME - The operating income for the three months ended June 30, 2010 was $3.2 million compared to $4.8 million for the three months ended June 30, 2009.

OTHER EXPENSE - Interest expense for the three months ended June 30, 2010 was $3.1 million compared to $2.2 million for the same period in fiscal year 2010. The increase primarily related to the refinancing (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during the year ended March 31, 2010.  The remaining $2.9 million was recorded as warrant expense during the three months ended June 30, 2010.  The entire $5.0 million was recorded as a warrant liability at April 13, 2010.  On June 30, 2010, the fair value of the warrants aggregated $4.0 million. Accordingly, a gain relating to the change in fair value of the warrant liability of $1.0 million was recorded as of June 30, 2010.  See “DEBT.”

NET INCOME (LOSS) – Net loss for the three months ended June 30, 2010 was $1.9 million compared to net income of $1.1 million for the same period in fiscal year 2010.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables (payables) of $(21) and $220 as of June 30 and March 31, 2010, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $11.1 million and $5.0 million during the three months ended June 30, 2010 and 2009, respectively. The related revenue recorded for the three months ended June 30, 2010 and 2009 was $6.4 million and $3.6 million, respectively. As of June 30 and March 31, 2010, estimated DSH receivables were $0 and $4.8 million, respectively.

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $1.7 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of June 30 and March 31, 2010 based on historical collections experience.

Beginning in fiscal year 2008, the Company received payments for indigent care under California section 1011. As of June 30 and March 31, 2010, the Company established a receivable in the amount of $1.8 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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

GAAP also prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of the income tax provision.

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2010, the Company had accrued $10.2 million and $10.5 million, respectively, which is comprised of $4.1 million and $4.1 million, respectively, in incurred and reported claims, along with $6.1 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2010, the Company had accrued $860 and $717, respectively, comprised of $334 and $239, respectively, in incurred and reported claims, along with $526 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2009 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of June 30 and March 31, 2010, the Company had accrued $1.6 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at June 30 and March 31, 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           As of June 30, 2010, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           As of June 30, 2010, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

           During the quarter ended June 30, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 3, 2008, the Company received correspondence from OC-PIN demanding that the Company's Board of Directors investigate and terminate the employment agreement of the Company's then Chief Executive Officer, Bruce Mogel. Without waiting for the Company to complete its investigations of the allegations in OC-PIN's letter, on July 15, 2008, OC-PIN filed a derivative lawsuit naming Mr. Mogel and the Company as defendants. All allegations contained in this suit, with the exception of OC-PIN's claims against Mr. Mogel as it pertains to the Company's refinancing efforts, were stayed by the Court pending the resolution of the May 10, 2007 suit brought by the Company.

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

On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. (“Shah”), Bruce Mogel, Pacific Coast Holdings Investment, LLC (“PCHI”), West Coast Holdings, LLC (“WCH”), Kali P. Chaudhuri, M.D., Ganesha Realty, LLC (“Ganesha”), William E. Thomas and Medical Capital Corporation and related entities (“Medical Capital”) (together, the “Global Settlement Parties”) entered into a global settlement agreement and mutual release (the “Global Settlement Agreement”).  Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company’s agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors’ approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders’ meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company’s Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current.  Two stock purchase agreements (the “Stock Purchase Agreements”) were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14,700 shares of Common Stock, and (2) Kali P. Chaudhuri the right to purchase up to 30,600 shares Stock.

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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court has scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). The Court has scheduled an Order to Show Cause regarding the Global Settlement Agreement on August 13, 2010.

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

On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint.  On or about March 19, 2010, Dr. Meka et al. filed a Third Amended Complaint (the “Third Amended Meka Complaint”).  It appears that the relief sought against the Company in the Third Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Third Amended Meka Complaint on April 9, 2009.  Numerous motions were filed by other parties challenging the Third Amended Meka Complaint.  The Court held an omnibus hearing on these motions on May 7, 2010, partly sustaining and partly overruling these several demurrers, without leave to further amend.  On August 13, 2010, the Court will hear (1) Meka’s motion challenging the purported nomination/appointment of Dr. Surinder Dang to the Company’s Board of Directors, and (2) Meka’s motion for leave to file a Fourth Amended Complaint.  It appears that the relief sought against the Company in the Fourth Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the previous Meka Complaints.  The Company believes it is a neutral stakeholder in the action, and that the results of the action will not have a material adverse impact on the Company's results of operations.

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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations (1) that the Company filed an incorrect IRS Form 1099 with respect to a Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company’s management and voluntarily providing information to individuals who intended to use the information to sue the Company.  The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter began on June 7, 2010, with closing arguments scheduled for September 17, 2010. While the Company is optimistic regarding the outcome of these various related Anderson matters, the Company is unable to determine the impact, if any, that these actions may have on its results of operations.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  The parties are currently exchanging discovery in the action.  At this early stage, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

ITEM 1A. RISK FACTORS

CONCENTRATION OF BUSINESS – Since our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

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

There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 6. EXHIBITS

Exhibit Number	Description

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

10.1
Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Kenneth K. Westbrook (incorporated by reference to Exhibit 10.17 to the Registrant’s Report on Form 10-K filed on June 29, 2010).

10.2
Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Steven R. Blake (incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K filed on June 29, 2010).

10.3
Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Daniel J. Brothman (incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K filed on June 29, 2010).

10.4
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

10.5	Release, dated April 13, 2010, by and between the Registrant and Thomas A. Seaman, Receiver (incorporated by reference to Exhibit 99.7 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.6
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

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 13, 2010	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)