Form 10-Q
period 2010-09-30
Integrated Healthcare Holdings Inc
filed 2010-11-12
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number 0-23511

INTEGRATED HEALTHCARE HOLDINGS, INC. (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	87-0573331
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1301 NORTH TUSTIN AVENUE
SANTA ANA, CALIFORNIA	92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(714) 953-3503
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There were 255,307,262 shares outstanding of the registrant's common stock as of November 2, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)
(unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$10,159
Restricted cash	35	27
Accounts receivable, net of allowance for doubtful accounts of $19,271 and $15,258, respectively	51,576	53,144
Inventories of supplies, at cost	5,817	5,818
Due from governmental payers	5,320	4,979
Due from lender	-	5,234
Prepaid insurance	1,714	400
Other prepaid expenses and current assets	7,664	5,915
Total current assets	74,024	85,676

Property and equipment, net	53,263	54,506
Debt issuance costs, net	555	-

Total assets	$127,842	$140,182

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$39,282	$-
Accounts payable	43,888	45,468
Accrued compensation and benefits	16,746	20,420
Accrued insurance retentions	12,686	12,983
Other current liabilities	5,581	11,264
Total current liabilities	118,183	90,135

Debt, noncurrent	45,000	80,968
Warrant liability, noncurrent	3,425	-
Capital lease obligations, net of current portion of $792 and $838, respectively	5,399	5,864
Total liabilities	172,007	176,967

Commitments, contingencies, and subsequent events

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 and 500,000 shares authorized, respectively; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,898	62,871
Receivable from stockholders	(1,800)	(1,800)
Accumulated deficit	(105,338)	(99,445)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(43,985)	(38,119)
Noncontrolling interests	(180)	1,334
Total stockholders' deficiency	(44,165)	(36,785)

Total liabilities and stockholders' deficiency	$127,842	$140,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net operating revenues	$91,001	$101,356	$184,920	$194,368

Operating expenses:
Salaries and benefits	52,038	52,492	103,680	103,847
Supplies	13,716	13,198	26,661	25,803
Provision for doubtful accounts	10,359	7,656	19,267	16,512
Other operating expenses	15,260	14,181	31,400	28,628
Depreciation and amortization	1,052	905	2,096	1,820
Impairment - due from previous lender	-	11,253	-	11,253
	92,425	99,685	183,104	187,863

Operating income (loss)	(1,424)	1,671	1,816	6,505

Other income (expense):
Interest expense, net	(3,147)	(2,395)	(6,265)	(4,624)
Warrant expense	-	-	(2,925)	-
Change in fair value of warrant liability	592	-	1,617	-
	(2,555)	(2,395)	(7,573)	(4,624)

Income (loss) before income tax benefit (provision)	(3,979)	(724)	(5,757)	1,881
Income tax benefit (provision)	-	619	-	(621)
Net income (loss)	(3,979)	(105)	(5,757)	1,260
Net income attributable to noncontrolling interests (Note 9)	(1)	(737)	(136)	(953)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$(3,980)	$(842)	$(5,893)	$307

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.02)	$(0.00)	$(0.02)	$0.00
Diluted	$(0.02)	$(0.00)	$(0.02)	$0.00
Weighted average shares outstanding
Basic	255,307	255,307	255,307	241,865
Diluted	255,307	255,307	255,307	270,284

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)
(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2010	255,307	$255	$62,871	$(1,800)	$(99,445)	$1,334	$(36,785)

Share-based compensation	-	-	27	-	-	-	27

Net income (loss)	-	-	-	-	(5,893)	136	(5,757)

Noncontrolling interests distributions	-	-	-	-	-	(1,650)	(1,650)

Balance, September 30, 2010	255,307	$255	$62,898	$(1,800)	$(105,338)	$(180)	$(44,165)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)
(unaudited)

	Six months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(5,757)	$1,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,096	1,820
Provision for doubtful accounts	19,267	16,512
Amortization of debt issuance costs	154	124
Common stock warrant expense	2,925	-
Change in fair value of warrant liability	(1,617)	-
Impairment - due from previous lender	-	11,253
Noncash share-based compensation expense	27	26
Recovery on disposition of property and equipment	-	(195)
Changes in operating assets and liabilities:
Accounts receivable	(17,698)	(13,340)
Inventories of supplies	1	(212)
Due from governmental payers	(341)	(4,181)
Prepaid insurance, other prepaid expenses and current assets, and other assets	(2,903)	(4,393)
Accounts payable	(1,580)	(3,243)
Accrued compensation and benefits	(3,674)	347
Accrued insurance retentions, other current liabilities and due from lender	370	2,670
Net cash provided by (used in) operating activities	(8,730)	8,448

Cash flows from investing activities:
Decrease in restricted cash	(8)	(3)
Additions to property and equipment	(853)	(737)
Net cash used in investing activities	(861)	(740)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	39,282	-
Debt issuance costs	(869)	-
Repayment of debt	(34,968)	-
Excess funds withheld by lender	-	(5,677)
Noncontrolling interests distributions	(1,650)	-
Payments on capital lease obligations	(465)	(416)
Net cash provided by (used in) financing activities	1,330	(6,093)

Net increase (decrease) in cash and cash equivalents	(8,261)	1,615
Cash and cash equivalents, beginning of period	10,159	3,514
Cash and cash equivalents, end of period	$1,898	$5,129

Supplemental information:
Cash paid for interest	$4,377	$348
Cash paid for income taxes	$-	$1,505

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results for the entire 2011 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 29, 2010.

DESCRIPTION OF BUSINESS - Effective March 8, 2005, the Company acquired four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation (the "Acquisition"). The Company owns and operates the four community-based hospitals located in southern California, which are:

●	282-bed Western Medical Center in Santa Ana, California;
●	188-bed Western Medical Center in Anaheim, California;
●	178-bed Coastal Communities Hospital in Santa Ana, California; and
●	114-bed Chapman Medical Center in Orange, California.

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

LIQUIDITY AND MANAGEMENT'S PLANS - As of September 30, 2010, the Company has a working capital deficit of $44.2 million and accumulated total deficiency of $44.2 million.  During the three and six months ended September 30, 2010, the Company incurred a net loss of $4.0 million and $5.9 million, respectively.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and indicate a need for it to take action to continue to operate its business as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATION FOR PRESENTATION - Certain immaterial amounts previously reported have been reclassified to conform to the current period's presentation with no impact on the reported net income (loss) of the Company.

CONCENTRATION OF RISK - The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Substantially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid, which combined accounted for 57.8% and 60.6% of the net operating revenues for the three months ended September 30, 2010 and 2009, respectively, and 57.3% and 58.5% for the six months ended September 30, 2010 and 2009, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $542 and $220 as of September 30 and March 31, 2010, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals did not receive any supplemental payments during the three months ended September 30, 2010 and 2009. The Hospitals received supplemental payments of $11.1 million and $5.0 million during the six months ended September 30, 2010 and 2009, respectively. The related revenue recorded for the three months ended September 30, 2010 and 2009 was $4.8 million and $7.0 million, respectively, and $11.1 million and $10.6 million during the six months ended September 30, 2010 and 2009, respectively. As of September 30 and March 31, 2010, estimated DSH receivables were $4.8 million and $4.8 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of due from governmental payers:

	September 30,	March 31,
	2010	2010
Due from government payers
Medicare	$542	$220
Medicaid	4,778	4,759
	$5,320	$4,979

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.2 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively, and $3.9 million and $4.5 million for the six months ended September 30, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of September 30 and March 31, 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of September 30 and March 31, 2010, the Company established a receivable in the amount of $1.9 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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

LETTERS OF CREDIT - At September 30 and March 31, 2010, the Company had outstanding standby letters of credit totaling $0 and $1.5 million, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

DEBT ISSUANCE COSTS - On April 13, 2010, the amended financing obtained by the Company was accounted for as extinguishment of existing debt in accordance with GAAP (Note 3). Accordingly, the unamortized debt issuance cost balance prior to the refinancing aggregating $130 was written off.  The Company did not incur any material third party costs in connection with the amended debt effective April 13, 2010.  On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $400.0 origination fee for the Company's $40.0 million Revolving Line of Credit (new debt) and $468.7 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Debt issuance costs of $24.1 and $61.9 were amortized during the three months ended September 30, 2010 and 2009, respectively, and $154.1 and $123.8 during the six months ended September 30, 2010 and 2009, respectively.  At September 30 and March 31, 2010, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $289.6 and $130.0, respectively, as the current portion of debt issuance costs.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4). In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, and at the time of adoption, this standard did not have an effect on the Company’s unaudited condensed consolidated financial statements.  Subsequent to the Company’s adoption of this standard, the Company issued the Omnibus Warrants (Note 4).

INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with GAAP. Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 8). Due to a net loss incurred by the Company during the three and six months ended September 30, 2010 and the three months ended September 30, 2009, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share in the accompanying unaudited condensed consolidated statements of operations for those periods.

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

The Company's four general Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed, are all similar. This region is an operating segment, as defined by GAAP. In addition, the Company's general Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

SUBSEQUENT EVENTS - The Company’s accompanying unaudited condensed consolidated financial statements are considered issued when filed with the SEC.  The Company has evaluated subsequent events to the filing date of this Form 10-Q with the SEC.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	March 31,
	2010	2010

Buildings	$33,842	$33,842
Land and improvements	13,523	13,523
Equipment	13,447	12,766
Construction in progress	1,162	617
Assets under capital leases	8,990	9,371
	70,964	70,119
Less accumulated depreciation	(17,701)	(15,613)

Property and equipment, net	$53,263	$54,506

Accumulated depreciation on assets under capital leases as of September 30 and March 31, 2010 was $3.2 million and $2.7 million, respectively.

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at September 30, 2010.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The following are material terms of the Omnibus Amendment:

●	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.

●
Affirming release of prior claims between the Company and the previous lender’s receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees of $6.4 million under the Credit Agreements as of April 13, 2010.

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under California AB 1383 (Note 12).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $50.0 million Revolving Credit Agreement was amended so that Silver Point will, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to the Company for working capital and general corporate purposes.  Each advance under the $50.0 million Revolving Credit Agreement will bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, the Company agreed to make mandatory prepayments of the $50.0 million Revolving Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement.  The financial covenants under the $50.0 million Revolving Credit Agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement. This $50.0 million revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $10.7 million Credit Agreement was amended so that the $10.7 million convertible term note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan.  In addition, the Company agreed to make mandatory prepayments of the $10.7 million Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement. This $10.7 million term note was refinanced on August 30, 2010 (see below).

In connection with the sale of the Credit Agreements, all warrants and stock conversion rights issued to the previous lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants (Note 4).

On August 30, 2010, the Company (excluding PCHI) entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial, LLC, a commercial finance lender specializing in loans to middle market health care companies, and Silicon Valley Bank (collectively, the “AR Lender”).

Under the New Credit Agreement, the AR Lender committed to provide up to $40.0 million in loans to the Company under a secured revolving credit facility (the “New Credit Facility”), which may be increased to up to $45.0 million upon the Company’s request, if the AR Lender consents to such increase.  Upon execution of the New Credit Agreement, the AR Lender funded approximately $39.7 million of the New Credit Facility, which funds were used primarily to repay approximately $35.0 million in loans outstanding to affiliates of Silver Point (“Term Lender”).  Upon such repayment, each of the Company’s $35.0 million non-revolving line of credit loan, $50.0 million revolving credit agreement and $10.7 million credit agreement with the Term Lender were fully repaid and terminated.  The only loan currently outstanding to the Term Lender consists of a $45.0 million Term Note issued under the Company’s $80.0 million Credit Agreement.

The New Credit Facility is secured by a first priority security interest on substantially all of the Company’s assets, including the equity interests in all of the Company’s subsidiaries (excluding PCHI).  The availability of the AR Lender’s commitments under the New Credit Facility is limited by a borrowing base tied to the Company’s eligible accounts receivable and certain other availability restrictions.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Loans under the New Credit Facility will accrue interest at LIBOR (subject to a 2.5% floor) plus 5.0% per annum, subject to a default rate of interest and other adjustments provided for in the New Credit Agreement.  The Company will also pay a collateral management fee of .0625% per month on the outstanding balance (or a minimum balance amount equal to 85% of the monthly average borrowing base (the “Minimum Balance Amount”), if such amount is greater than the outstanding balance), a monthly minimum balance fee equal to the highest interest rate applicable to the loans if the Minimum Balance Amount is greater that the outstanding balance, and an unused line fee equal to .042% per month of the average unused portion of the New Credit Facility.  The Company paid to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s commitments under the New Credit Facility at closing.

The New Credit Agreement contains various affirmative and negative covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, and the occurrence of events which have a material adverse effect on the Company.

Amendment to $80.0 million Credit Agreement – Concurrently with the execution of the New Credit Agreement, on August 30, 2010 the Company entered into an amendment to its existing $80.0 million Credit Agreement, as amended (the “Original Credit Agreement”), with the Term Lender, PCHI, and Ganesha  (the “Amendment”).  Under the Amendment, the Company agreed with the Term Lender to the following material changes to the Original Credit Agreement:

●
In the event of a mandatory prepayment of the Company’s accounts receivable based financing facility under the Original Credit Agreement, the outstanding loans under such agreement shall not be required to be prepaid below $10.0 million.  There is also a floor of $10.0 million below which commitments under such accounts receivable based facility would not be mandatorily reduced as a result of such prepayment.

●
The Original Credit Agreement was amended to add an affirmative covenant requiring the Company to deliver financial statements and other financial and non-financial information to the Term Lender on a regular basis, and a negative covenant requiring that the Company maintain a minimum fixed charge coverage ratio of 1.0 and minimum levels of earnings before interest, tax, depreciation and amortization.

●
The Company agreed to the provisions of an Intercreditor Agreement executed on August 30, 2010 by and between the AR Lender and the Term Lender with respect to shared collateral of the Company that is being pledged under both the New Credit Agreement and the Original Credit Agreement.  Under the Intercreditor Agreement, among other things the Term Lender consented to the AR Lender having a first priority lien on substantially all of the Company’s assets while the Term Lender retained a second lien on such assets, in addition to the Term Lender’s first priority lien on the Company’s leased properties owned by PCHI.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

As of September 30, 2010, the Company had the following Credit Agreements:

●	A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at September 30, 2010).

●
A $40.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at September 30, 2010) and an unused commitment fee of 0.625% per year ($39.3 million outstanding balance at September 30, 2010).

The Company's outstanding debt consists of the following:

	September 30,	March 31,
	2010	2010
Current:
Revolving line of credit, outstanding borrowings	$39,282	$-

Noncurrent:
Secured term note	45,000	45,000
Convertible note	-	5,968
Secured line of credit, outstanding borrowings	-	30,000

	$45,000	$80,968

See Note 12 for subsequent event.

NOTE 4 – COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of September 30, 2010, the fair value of the Omnibus Warrants was $2.0 million.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. The Company recorded the fair value of $2.1 million as an offsetting cost of the recovery of funds overswept by the Company’s prior lender and the related warrant liability of $2.1 million.  As of September 30, 2010, the fair value of the Release Warrant was $1.4 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” For the six months ended September 30, 2010, due to the decrease in the fair value of the April Warrants, the Company recognized a gain relating to the change in the warrant liability of $1.6 million.

The fair value of warrants issued by the Company is estimated using the Black-Scholes valuation model. Since the Company’s stock is thinly traded, the expected volatility is based on an analysis of the Company's stock and the stock of eight other publicly traded companies that own hospitals.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows.

	April 13, 2010	September 30, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	0.6%
Expected volatility	68.4%	66.8%
Expected term (in years)	3.0	2.5

NOTE 5 – INCOME TAXES

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

The difference between the reported provision for income taxes and the amount computed by multiplying income before provision for income taxes in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 by the statutory federal income tax rate relates to state and local income taxes, net of federal benefits, variable interest entity, and deferred tax adjustments and allowances. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required.  The Company has recorded a 100% valuation allowance on its deferred tax assets.

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

NOTE 6 – STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of September 30, 2010, the maximum aggregate number of shares under the Plan was 18.4 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The Company recorded $13.0 and $13.0 of compensation expense relative to stock options during the three months ended September 30, 2010 and 2009, respectively, and $27.0 and $26.0 during the six months ended September 30, 2010 and 2009, respectively. No options were exercised during the three and six months ended September 30, 2010 and 2009. A summary of stock option activity for the six months ended September 30, 2010 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2010	8,645	$0.24
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(40)	$0. 26
Outstanding, September 30, 2010	8,605	$0.19		4.1	$-
Exercisable, September 30, 2010	8,209	$0.19		4.1	$-

A summary of the Company's nonvested options as of September 30, 2010, and changes during the six months ended September 30, 2010 is presented as follows.

		Weighted-
		average
		grant date
	Shares	fair value

Nonvested at March 31, 2010	913	$0.03
Granted	-	$-
Vested	(512)	$0.02
Forfeited	(5)	$0.08
Nonvested at September 30, 2010	396	$0.03

As of September 30, 2010, there was $3.4 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three months.

NOTE 7 – RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended September 30, 2010 and 2009, the Company incurred expenses of $713 and $768, respectively, and $1.5 million and $1.5 million during the six months ended September 30, 2010 and 2009, respectively.  These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At September 30 and March 31, 2010, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $2.3 million and $2.7 million, respectively, in accrued employer contributions.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 8 – INCOME (LOSS) PER SHARE

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

Since the Company incurred losses for the three months and six months ended September 30, 2010 and the three months ended September 30, 2009, the potential shares of common stock, consisting of approximately 412 million, 412 million, and 303 million shares, respectively, issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for those periods.

Income per share for the six months ended September 30, 2009 was computed as shown below. Stock options and warrants aggregating approximately 301 million shares were not included in the diluted calculation since they were not in-the-money at September 30, 2009. The weighted average common shares for the six months ended September 30, 2009 have been adjusted to reflect 60 million shares which were issued in May 2009, but not delivered pending payment of the purchase price.

Numerator:

Net income attributable to Integrated Healthcare Holdings, Inc.	$307
Interest on $10.7 million Convertible Term Note	281
Adjusted net income attributable to Integrated Healthcare Holdings, Inc.	$588

Denominator:
Weighted average common shares	241,865
Shares - $10.7 million Convertible Term Note	28,419

Denominator for diluted calculation	270,284

Income per share - basic	$0.00
Income per share - diluted	$0.00

NOTE 9 – VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Term Note. The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI; this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of September 30, 2010, PCHI was owned 51% by investors in West Coast Holdings, LLC and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). In accordance with GAAP, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

PCHI's assets, liabilities, and accumulated deficit are set forth below.

	September 30,	March 31,
	2010	2010

Cash	$132	$943
Property, net	42,917	43,388
Other	3	324
Total assets	$43,052	$44,655

Debt	$45,000	$45,000
Other	625	3,649
Total liabilities	45,625	48,649

Accumulated deficit	(2,573)	(3,994)
Total liabilities and accumulated deficit	$43,052	$44,655

As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.8 million and $1.4 million were eliminated upon consolidation for the three months ended September 30, 2010 and 2009 and $3.5 million and $2.7 million for the six months ended September 30, 2010 and 2009, respectively.

The Company has a lease commitment to PCHI (Note 11). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 – RELATED PARTY TRANSACTIONS

PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by Ganesha, which is managed by Dr. Chaudhuri, and various physician investors. Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million and 138.3 million shares of the outstanding stock of the Company as of September 30, 2010 and March 31, 2010, respectively. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

 GUARANTEE – At September 30, 2010, the Company accrued $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

OPERATING LEASES – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  In addition, since the Company has not paid approximately $1.0 million of rent due under the lease for the period from November 1, 2008 through April 30, 2010, the Company agreed that upon receipt of provider fee funds from Medi-Cal under California AB 1383, as amended by AB 1653 (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment), the Company will pay all unpaid rent due to PCHI, but in any event not later than December 1, 2010.  This lease commitment with PCHI is eliminated in consolidation.

CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $5.8 million and $6.3 million are included in the accompanying unaudited condensed consolidated balance sheets as of September 30 and March 31, 2010, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2010, the Company had accrued $10.0 million and $10.5 million, respectively, which is comprised of $5.7 million and $4.1 million, respectively, in incurred and reported claims, along with $4.3 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2010, the Company had accrued $1,054 and $717, respectively, comprised of $495 and $239, respectively, in incurred and reported claims, along with $559 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at September 30 and March 31, 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30 and March 31, 2010, the Company had accrued $1.6 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at September 30 and March 31, 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

As of September 30, 2010, the Company finances various insurance policies at an interest rate of 3.95% per annum. The Company incurred finance charges relating to such policies of $11 and $36 during the three months ended September 30, 2010 and 2009, respectively, and $27 and $69 for the six months ended September 30, 2010 and 2009, respectively. As of September 30 and March 31, 2010, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	September 30, 2010	March 31, 2010

Prepaid insurance	$1,714	$400

Accrued insurance premiums	$853	$-
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
SEPTEMBER 30, 2010
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

On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. (“Shah”), Bruce Mogel, PCHI, West Coast Holdings, LLC (“WCH”), Kali P. Chaudhuri, M.D., Ganesha, William E. Thomas and Medical Capital Corporation and related entities (“Medical Capital”) (together, the “Global Settlement Parties”) entered into a global settlement agreement and mutual release (the “Global Settlement Agreement”).  Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company’s agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors’ approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders’ meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company’s Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current.  Two stock purchase agreements (the “Stock Purchase Agreements”) were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14.7 million shares of Common Stock, and (2) Kali P. Chaudhuri the right to purchase up to 30.6 million shares Stock.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). At the August 30, 2010 status conference, the parties discussed the terms of the proposed judgment.  Judge Lewis scheduled another status conference for October 12, 2010, later continued to November 15, 2010.  The parties continue to disagree about the terms of the proposed final judgment, and Judge Lewis has continued the next status conference to January 18, 2011.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement and a prior stock issuance to OC-PIN’s former attorney, Hari Lal. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's obligations under the Global Settlement Agreement to issue stock to OC-PIN or appoint an OC-PIN representative on the Company’s Board of Directors until the resolution of the Amended Meka Complaint and related actions. Notwithstanding the foregoing, the shares had been issued on May 12, 2009 and are included as issued but not paid at September 30 and March 31, 2010.

On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint.  On or about March 19, 2010, Dr. Meka et al. filed a Third Amended Complaint (the “Third Amended Meka Complaint”).  It appears that the relief sought against the Company in the Third Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Third Amended Meka Complaint on April 9, 2009.  Numerous motions were filed by other parties challenging the Third Amended Meka Complaint.  The Court held an omnibus hearing on these motions on May 7, 2010, partly sustaining and partly overruling these several demurrers, without leave to further amend.  Despite this ruling, on October 18, 2010, the Court granted the plaintiffs’ motion for leave to file a Fourth Amended Complaint.  In this newly-amended complaint, the Company is not a defendant, and is therefore no longer a party to this intra-OC-PIN lawsuit.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243. On September 29, 2010, the Department of Industrial Relations closed its file on Anderson’s petition without taking any action.

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations (1) that the Company filed an incorrect IRS Form 1099 with respect to a Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company’s management and voluntarily providing information to individuals who intended to use the information to sue the Company.  The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter began on June 7, 2010 and concluded on October 1, 2010.  On November 2, 2010 the arbitrator issued an Interim Award, which is subject to change, correction, and/or other modification. The Company is optimistic regarding the outcome of this matter and does not believe that the final arbitration order will have a material adverse effect on its results of operations.

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

On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  The parties are currently exchanging discovery in the action.   At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

 NOTE 12 – SUBSEQUENT EVENTS

PROVIDER FEE – In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans. On October 7, 2010, CMS approved the fee-for-service portion of the provider fee program. Approval of the managed care portion of the program is pending review of additional information by CMS, but is expected by December 31, 2010. Based on the most recent modeling prepared by the California Hospital Association (“CHA”), we estimate that revenues, net of provider fees and other expenses, for our California hospitals could increase by approximately $40 million for the full 21-month period of the plan. If fully approved by CMS and distributed by the Medi-Cal managed care plans according to the most recent modeling prepared by the CHA, we would recognize the $40 million of net revenues as they become certain. Based on CHA’s modeling, we anticipate making payments for provider fees and other expenses of approximately $45 million and receiving approximately $45 million of aggregate proceeds from Medi-Cal and $43 million from various managed care plans. Substantially all of our required payments of $45 million will be made in periodic installments by December 31, 2010. We anticipate receiving $59 million of proceeds in periodic installments by December 31, 2010 and the remaining $29 million in the three months ending March 31, 2011. Subsequent to September 30, 2010, we made two installment payments under this program totaling approximately $22 million, and we have received one installment payment from Medi-Cal of approximately $10 million to date. Additional legislation to extend the hospital fee program to coincide with the aforementioned FMAP extension through June 30, 2011 will be required.

In March 2010, a group of hospitals in Arizona, Nevada and Oregon filed a lawsuit in federal court against the California Department of Health Care Services, claiming in part that the hospital fee program authorized by the aforementioned legislation violates the commerce and equal protection clauses of the U.S. Constitution. The plaintiffs argued that their hospitals serve Medi-Cal patients who reside in the far northern and eastern parts of California, yet are excluded from receiving supplemental Medi-Cal payments authorized by the hospital fee program. The plaintiffs asked the court to issue a preliminary injunction to halt implementation of the legislation and payment of supplemental fees to California hospitals. In June 2010, the court dismissed the lawsuit, but left room for plaintiffs to challenge the hospital fee program again following approval of the program by CMS and final implementation by the state. On September 17, 2010, the lawsuit was settled. The terms of the settlement will not interfere with nor impede the provider fee program.

The success of the California provider fee program is dependent on the compliance by California hospitals with the terms of the program. Specifically, hospitals subject to the provider fees must make timely payment of the fees in installments. By the second installment date of November 1, 2010 the California Department of Health Care Services had recovered 97% of the fee installments billed and due. In addition, some uncertainty remains regarding CMS’ approval of the managed care portion of the fee program and the methodology by which the Medi-Cal managed care plans will distribute pass-through payments to hospitals.

As a result, we cannot provide any assurances regarding the estimated impact on our net patient revenues or cash flows. Further, we cannot provide any assurances or estimates in connection with a possible continuation of the provider fee program beyond December 31, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

AMENDMENT TO NEW CREDIT AGREEMENT – On October 29, 2010, the Company entered into Amendment No. 1 (the “Amendment”) to the New Credit Agreement, dated as of August 30, 2010, by and among the Company and the AR Lender.

Under the Amendment, the AR Lender committed to increase the total revolving loan commitment amount under the New Credit Agreement from $40.0 million to $45.0 million, and the Company agreed to pay to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s increased commitment under the Amendment, or $50.

Also under the Amendment, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine the Company’s Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to the Company related to California AB 1383, which amount was increased from $11.8 million for the first matching payment.

In addition, the optional prepayment and permanent commitment reduction provisions of the New Credit Agreement were amended to change the minimum Revolving Loan Commitment Amount to $20.0 million from $5.0 million.  In addition, the prepayment fee calculation under the New Credit Agreement was changed so that the prepayment fee is based on $40.0 million rather than the amount of the permanent revolving loan commitment reduction amount.

Lastly, under the Amendment, in the event the Company permanently reduces its Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are swept into the Lender’s account from the Company’s lockbox accounts to a different bank account designated by the Company.

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

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued equity securities to existing shareholders and a new lender. (see "WARRANTS”).

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a working capital deficit and total deficiency of $44.2 million and $44.2 million, respectively, at September 30, 2010.

The factors discussed above and under Risk Factors (Item 1A), among others, raise substantial doubt about our ability to continue as a going concern and indicate a need for us to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements or reducing operating expenses.

Key items for the six months ended September 30, 2010 included:

1.	Net collectible revenues (net operating revenues less provision for doubtful accounts) for the six months ended September 30, 2010 and 2009 were $165.7 million and $177.9 million, respectively, representing a decrease of 6.9%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $7.7 million for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. The primary reasons for the significant decrease in governmental net revenues are reductions in Disproportionate Share Hospital payments from the state of California ($2.2 million), reductions in MediCare managed care due to declining enrollment ($1.4 million), reductions in MediCal managed care ($1.2 million) and a decline in elective and obstetrical services.

Inpatient admissions decreased by 10.6% to 11.8 for the six months ended September 30, 2010 compared to 13.2 for the six months ended September 30, 2009. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.

Uninsured patients, as a percentage of gross charges, were 5.7% for the six months ended September 30, 2010 compared to 5.6% for the six months ended September 30, 2009.

2.	Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the six months ended September 30, 2010 were $183.1 million, or 2.5%, lower than during the six months ended September 30, 2009. The most significant factor of this decrease related to an $11.3 million impairment recognized during the six months ended September 30, 2009. Without including the impairment amount, operating expenses before interest for the six months ended September 30, 2010 increased by $6.5 million over the same period in fiscal 2010. A substantial portion of this increase related to a $1.8 million accrual for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care. The agreement and the institution’s practice are being reviewed.

Financing costs: We completed the Acquisition of the Hospitals with a high level of debt financing. Effective August 30 and October 29, 2010, we amended our debt with new lenders (see "DEBT").

DEBT – On April 13, 2010 (the “Effective Date”), the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

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

The following are material terms of the Omnibus Amendment:

●	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.

●
Affirming release of prior claims between the Company and the previous lender’s receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees of $6.4 million under the Credit Agreements as of April 13, 2010.

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under California AB 1383 (Note 12).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $50.0 million Revolving Credit Agreement was amended so that Silver Point will, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to the Company for working capital and general corporate purposes.  Each advance under the $50.0 million Revolving Credit Agreement will bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, the Company agreed to make mandatory prepayments of the $50.0 million Revolving Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement.  The financial covenants under the $50.0 million Revolving Credit Agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement. This $50.0 million revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $10.7 million Credit Agreement was amended so that the $10.7 million convertible term note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan.  In addition, the Company agreed to make mandatory prepayments of the $10.7 million Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement. This $10.7 million term note was refinanced on August 30, 2010 (see below).

In connection with the sale of the Credit Agreements, all warrants and stock conversion rights issued to the previous lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants (see “WARRANTS”).

On August 30, 2010, we entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial, LLC, a commercial finance lender specializing in loans to middle market health care companies, and Silicon Valley Bank (collectively, the “AR Lender”).

Under the New Credit Agreement, the AR Lender committed to provide up to $40.0 million in loans to us under a secured revolving credit facility (the “New Credit Facility”), which may be increased to up to $45.0 million upon our request, if the AR Lender consents to such increase.  Upon execution of the New Credit Agreement, the AR Lender funded approximately $39.7 million of the New Credit Facility, which funds were used primarily to repay approximately $35.4 million in loans outstanding to affiliates of Silver Point (“Term Lender”).  Upon such repayment, each of our $35.0 million non-revolving line of credit loan, $50.0 million revolving credit agreement and $10.7 million credit agreement with the Term Lender were fully repaid and terminated.  The only loan currently outstanding to the Term Lender consists of a $45.0 million Term Note issued under our $80.0 million Credit Agreement.

The New Credit Facility is secured by a first priority security interest on substantially all of our assets, including the equity interests in all of our subsidiaries (excluding PCHI).  The availability of the AR Lender’s commitments under the New Credit Facility is limited by a borrowing base tied to our eligible accounts receivable and certain other availability restrictions.

Loans under the New Credit Facility will accrue interest at LIBOR (subject to a 2.5% floor) plus 5.0% per annum, subject to a default rate of interest and other adjustments provided for in the New Credit Agreement.  We will also pay a collateral management fee of .0625% per month on the outstanding balance (or a minimum balance amount equal to 85% of the monthly average borrowing base (the “Minimum Balance Amount”), if such amount is greater than the outstanding balance), a monthly minimum balance fee equal to the highest interest rate applicable to the loans if the Minimum Balance Amount is greater that the outstanding balance, and an unused line fee equal to .042% per month of the average unused portion of the New Credit Facility.  We paid to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s commitments under the New Credit Facility at closing.

The New Credit Agreement contains various affirmative and negative covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, and the occurrence of events which have a material adverse effect on us.

Amendment to $80.0 million Credit Agreement – Concurrently with the execution of the New Credit Agreement, on August 30, 2010 we entered into an amendment to our existing $80.0 million Credit Agreement, as amended (the “Original Credit Agreement”), with the Term Lender, PCHI, and Ganesha (the “Amendment”).  Under the Amendment, we agreed with the Term Lender to the following material changes to the Original Credit Agreement:

●
In the event of a mandatory prepayment of our accounts receivable based financing facility under the Original Credit Agreement, the outstanding loans under such agreement shall not be required to be prepaid below $10.0 million.  There is also a floor of $10.0 million below which commitments under such accounts receivable based facility would not be mandatorily reduced as a result of such prepayment.

●
The Original Credit Agreement was amended to add an affirmative covenant requiring us to deliver financial statements and other financial and non-financial information to the Term Lender on a regular basis, and a negative covenant requiring that we maintain a minimum fixed charge coverage ratio of 1.0 and minimum levels of earnings before interest, tax, depreciation and amortization.

●
We agreed to the provisions of an Intercreditor Agreement executed on August 30, 2010 by and between the AR Lender and the Term Lender with respect to shared collateral of ours that is being pledged under both the New Credit Agreement and the Original Credit Agreement.  Under the Intercreditor Agreement, among other things the Term Lender consented to the AR Lender having a first priority lien on substantially all of our assets while the Term Lender retained a second lien on such assets, in addition to the Term Lender’s first priority lien on our leased properties owned by PCHI.

On October 29, 2010, the Company entered into Amendment No. 1 (the “Amendment”) to the New Credit Agreement, dated as of August 30, 2010, by and among the Company and the AR Lender.

Under the Amendment, the AR Lender committed to increase the total revolving loan commitment amount under the New Credit Agreement from $40.0 million to $45.0 million, and the Company agreed to pay to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s increased commitment under the Amendment, or $50.

Also under the Amendment, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine the Company’s Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to the Company related to California AB 1383, which amount was increased from $11.8 million for the first matching payment.

In addition, the optional prepayment and permanent commitment reduction provisions of the New Credit Agreement were amended to change the minimum Revolving Loan Commitment Amount to $20.0 million from $5.0 million.  In addition, the prepayment fee calculation under the New Credit Agreement was changed so that the prepayment fee is based on $40.0 million rather than the amount of the permanent revolving loan commitment reduction amount.

Lastly, under the Amendment, in the event the Company permanently reduces its Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are swept into the Lender’s account from the Company’s lockbox accounts to a different bank account designated by the Company.

WARRANTS – On April 13, 2010 we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of September 30, 2010, the fair value of the Omnibus Warrants was $2.0 million.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the release (see “DEBT”) enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits to us.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. We recorded the fair value of $2.1 million as an offsetting cost of the recovery and the related warrant liability of $2.1 million.  As of September 30, 2010, the fair value of the Release Warrant was $1.4 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” For the six months ended September 30, 2010, due to the decrease in the fair value of the April Warrants, we recognized a gain relating to the change in the warrant liability of $1.6 million.

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

COMMITMENTS AND CONTINGENCIES - The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at September 30, 2010.

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

PROVIDER FEE – In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans. On October 7, 2010, CMS approved the fee-for-service portion of the provider fee program. Approval of the managed care portion of the program is pending review of additional information by CMS, but is expected by December 31, 2010. Based on the most recent modeling prepared by the California Hospital Association (“CHA”), we estimate that revenues, net of provider fees and other expenses, for our California hospitals could increase by approximately $40 million for the full 21-month period of the plan. If fully approved by CMS and distributed by the Medi-Cal managed care plans according to the most recent modeling prepared by the CHA, we would recognize the $40 million of net revenues as they become certain. Based on CHA’s modeling, we anticipate making payments for provider fees and other expenses of approximately $45 million and receiving approximately $45 million of aggregate proceeds from Medi-Cal and $43 million from various managed care plans. Substantially all of our required payments of $45 million will be made in periodic installments by December 31, 2010. We anticipate receiving $59 million of proceeds in periodic installments by December 31, 2010 and the remaining $29 million in the three months ending March 31, 2011. Subsequent to September 30, 2010, we made two installment payments under this program totaling approximately $22 million, and we have received one installment payment from Medi-Cal of approximately $10 million to date. Additional legislation to extend the hospital fee program to coincide with the aforementioned FMAP extension through June 30, 2011 will be required.

In March 2010, a group of hospitals in Arizona, Nevada and Oregon filed a lawsuit in federal court against the California Department of Health Care Services, claiming in part that the hospital fee program authorized by the aforementioned legislation violates the commerce and equal protection clauses of the U.S. Constitution. The plaintiffs argued that their hospitals serve Medi-Cal patients who reside in the far northern and eastern parts of California, yet are excluded from receiving supplemental Medi-Cal payments authorized by the hospital fee program. The plaintiffs asked the court to issue a preliminary injunction to halt implementation of the legislation and payment of supplemental fees to California hospitals. In June 2010, the court dismissed the lawsuit, but left room for plaintiffs to challenge the hospital fee program again following approval of the program by CMS and final implementation by the state. On September 17, 2010, the lawsuit was settled. The terms of the settlement will not interfere with nor impede the provider fee program.

The success of the California provider fee program is dependent on the compliance by California hospitals with the terms of the program. Specifically, hospitals subject to the provider fees must make timely payment of the fees in installments. By the second installment date of November 1, 2010 the California Department of Health Care Services had recovered 97% of the fee installments billed and due. In addition, some uncertainty remains regarding CMS’ approval of the managed care portion of the fee program and the methodology by which the Medi-Cal managed care plans will distribute pass-through payments to hospitals. As a result, we cannot provide any assurances regarding the estimated impact on our net patient revenues or cash flows. Further, we cannot provide any assurances or estimates in connection with a possible continuation of the provider fee program beyond December 31, 2010.

CASH FLOW - Net cash provided by (used in) operating activities for the six months ended September 30, 2010 and 2009 was $(8.7) million and $8.4 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and noncontrolling interests, totaled $(2.2) million and $3.0 million for the six months ended September 30, 2010 and 2009, respectively. We used $6.6 million and $5.8 million in working capital for the six months ended September 30, 2010 and 2009, respectively. Net cash used in payment of accounts payable, accrued compensation and benefits and other current liabilities was $4.9 million and $0.2 million for the six months ended September 30, 2010 and 2009, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $1.6 million and $3.2 million for the six months ended September 30, 2010 and 2009, respectively.

Net cash used in investing activities during the six months ended September 30, 2010 and 2009 was $0.9 million and $0.7 million, respectively. During the six months ended September 30, 2010 and 2009, we invested $0.9 million and $0.7 million in cash, respectively, in new equipment.

Net cash provided by (used in) financing activities for the six months ended September 30, 2010 and 2009 was $1.3 million and $(6.1) million, respectively. The net cash provided by financing activities for the six months ended September 30, 2010 was primarily due to an increase in debt financing (see “DEBT”).

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and six months ended September 30, 2010 and 2009, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net operating revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	57.2%	51.8%	56.1%	53.4%
Supplies	15.1%	13.0%	14.4%	13.3%
Provision for doubtful accounts	11.4%	7.6%	10.4%	8.5%
Other operating expenses	16.8%	14.0%	17.0%	14.7%
Depreciation and amortization	1.1%	0.9%	1.1%	0.9%
Impairment - due from previous lender	0.0%	11.0%	0.0%	5.8%
	101.6%	98.3%	99.0%	96.6%

Operating income (loss)	(1.6%)	1.7%	1.0%	3.4%

Other income (expense):
Interest expense, net	(3.5%)	(2.4%)	(3.4%)	(2.4%)
Warrant expense	0.0%	0.0%	(1.6%)	0.0%
Change in fair value of warrant liability	0.7%	0.0%	0.9%	0.0%
	(2.8%)	(2.4%)	(4.1%)	(2.4%)

Income (loss) before income tax benefit (provision)	(4.4%)	(0.7%)	(3.1%)	1.0%
Income tax benefit (provision)	0.0%	0.6%	0.0%	(0.3%)
Net income (loss)	(4.4%)	(0.1%)	(3.1%)	0.7%
Net income attributable to noncontrolling interests	(0.0%)	(0.7%)	(0.1%)	(0.5%)
Net income (loss) attributable to
Integrated Healthcare Holdings, Inc.	(4.4%)	(0.8%)	(3.2%)	0.2%

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

NET OPERATING REVENUES - Net operating revenues for the three months ended September 30, 2010 decreased 10.2% compared to the same period in fiscal year 2010, from $101.4 million to $91.0 million. Admissions decreased by 13.4% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to reductions in managed care and obstetrics admissions. Net operating revenues per admission increased by 3.7% during the three months ended September 30, 2010. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended September 30, 2010 and 2009 were $2.2 million and $3.0 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57.8% and 60.6% of the net operating revenues for the three months ended September 30, 2010 and 2009, respectively.

Uninsured patients, as a percentage of gross charges, were 6.2% for the three months ended September 30, 2010 compared to 6.0% for the three months ended September 30, 2009.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. During the three months ended September 30, 2010, Net Collectible Revenues were $80.6 million (net revenues of $91.0 million less $10.4 million in provision for doubtful accounts) and $93.7 million (net revenues of $101.4 million less $7.7 million in provision for doubtful accounts) for the three months ended September 30, 2009, representing a decrease of $13.1 million. There was a decrease in Net Collectible Revenues per admission of 0.6% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

OPERATING EXPENSES - Operating expenses for the three months ended September 30, 2010 decreased to $92.4 million from $99.7 million, a decrease of $7.3 million, or 7.3%, compared to the same period in fiscal year 2010. Operating expenses expressed as a percentage of net operating revenues for the three months ended September 30, 2010 and 2009 were 101.6% and 98.3%, respectively. On a per admission basis, operating expenses increased 7.1%.

Salaries and benefits decreased slightly by $0.5 million (0.9%) for the three months ended September 30, 2010 compared to the same period in fiscal year 2010.

Other operating expenses for the three months ended September 30, 2010 increased $1.1 million, or 7.6%, compared to the same period in fiscal year 2010, primarily due to an additional accrual of $0.3 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution's practice are being reviewed.

The provision for doubtful accounts for the three months ended September 30, 2010 was $10.4 million compared to $7.7 million for the three months ended September 30, 2009, representing a 35.1% increase.  The primary reason for the increase was related to an increase in patients classified as self-pay as a result of the delay in California field offices processing medical eligibility applications due to State mandatory furloughs.

During the three months ended September 30, 2009, the Company recorded an impairment loss of $11.3 million relating to the amounts due from a prior lender.

OPERATING INCOME (LOSS) - The operating income (loss) for the three months ended September 30, 2010 was $(1.4) million compared to $1.7 million for the three months ended September 30, 2009.

OTHER EXPENSE - Interest expense for the three months ended September 30, 2010 was $3.1 million compared to $2.4 million for the same period in fiscal year 2010. The increase primarily related to the refinancing (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during the year ended March 31, 2010.  The entire $5.0 million was recorded as a warrant liability at April 13, 2010 and adjusted to fair value of $4.0 million as of June 30, 2010.  On September 30, 2010, the fair value of the warrants aggregated $3.4 million. Accordingly, a gain relating to the change in fair value of the warrant liability of $0.6 million was recorded during the three months ended September 30, 2010.  See “DEBT.”

NET LOSS – Net loss for the three months ended September 30, 2010 was $4.0 million compared to $0.8 million for the same period in fiscal year 2010.

SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2009

NET OPERATING REVENUES - Net operating revenues for the six months ended September 30, 2010 decreased 4.9% compared to the same period in fiscal year 2010, from $194.4 million to $184.9 million. Admissions decreased by 10.6% for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 due to reductions in managed care and obstetrics admissions. Net operating revenues per admission increased by 6.4% during the six months ended September 30, 2010. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the six months ended September 30, 2010 and 2009 were $3.9 million and $4.5 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 57.3% and 58.5% of the net operating revenues for the six months ended September 30, 2010 and 2009, respectively.

Uninsured patients, as a percentage of gross charges, were 5.7% for the six months ended September 30, 2010 compared to 5.6% for the six months ended September 30, 2009.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. During the six months ended September 30, 2010, Net Collectible Revenues were $165.6 million (net revenues of $184.9 million less $19.3 million in provision for doubtful accounts) and $177.9 million (net revenues of $194.4 million less $16.5 million in provision for doubtful accounts) for the six months ended September 30, 2009, representing a decrease of $12.3 million. There was an increase in Net Collectible Revenues per admission of 4.2% for the six months ended September 30, 2010 compared to the six months ended September 30, 2009.

OPERATING EXPENSES - Operating expenses for the six months ended September 30, 2010 increased to $183.1 million from $187.9 million, a decrease of $4.8 million, or 2.6%, compared to the same period in fiscal year 2010. Operating expenses expressed as a percentage of net operating revenues for the six months ended September 30, 2010 and 2009 were 99.0% and 96.6%, respectively. On a per admission basis, operating expenses increased 9.0%.

Salaries and benefits decreased slightly by $0.2 million (0.2%) for the six months ended September 30, 2010 compared to the same period in fiscal year 2010.

Other operating expenses for the six months ended September 30, 2010 increased $2.8 million, or 9.7%, compared to the same period in fiscal year 2010, primarily due to an accrual of $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution's practice are being reviewed.

The provision for doubtful accounts for the six months ended September 30, 2010 was $19.3 million compared to $16.5 million for the six months ended September 30, 2009, representing a 17.0% increase.  The primary reason for the increase was related to an increase in patients classified as self-pay as a result of the delay in California field offices processing medical eligibility applications due to State mandatory furloughs.

During the six months ended September 30, 2009, the Company recorded an impairment loss of $11.3 million relating to the amounts due from a prior lender.

OPERATING INCOME - The operating income for the six months ended September 30, 2010 was $1.8 million compared to $6.5 million for the six months ended September 30, 2009.

OTHER EXPENSE - Interest expense for the six months ended September 30, 2010 was $6.3 million compared to $4.6 million for the same period in fiscal year 2010. The increase primarily related to the refinancing (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during the year ended March 31, 2010.  The remaining $2.9 million was recorded as warrant expense during the six months ended September 30, 2010.  The entire $5.0 million was recorded as a warrant liability at April 13, 2010.  On September 30, 2010, the fair value of the warrants aggregated $3.4 million.  Accordingly, a gain relating to the change in fair value of the warrant liability of $1.6 million was recorded during the six months ended September 30, 2010.  See “DEBT.”

NET INCOME (LOSS) – Net loss for the six months ended September 30, 2010 was $5.9 million compared to net income of $0.3 million for the same period in fiscal year 2010.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $542 and $220 as of September 30 and March 31, 2010, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals did not receive any supplemental payments during the three months ended September 30, 2010 and 2009. The Hospitals received supplemental payments of $11.1 million and $5.0 million during the six months ended September 30, 2010 and 2009, respectively. The related revenue recorded for the three months ended September 30, 2010 and 2009 was $4.8 million and $7.0 million, respectively, and $11.1 million and $10.6 million during the six months ended September 30, 2010 and 2009, respectively. As of September 30 and March 31, 2010, estimated DSH receivables were $4.8 million and $4.8 million, respectively.

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $2.2 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively, and $3.9 million and $4.5 million for the six months ended September 30, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of September 30 and March 31, 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of September 30 and March 31, 2010, the Company established a receivable in the amount of $1.9 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in its consolidated financial statements.

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

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with IBNR claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2010, the Company had accrued $10.0 million and $10.5 million, respectively, which is comprised of $5.7 million and $4.1 million, respectively, in incurred and reported claims, along with $4.3 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2010, the Company had accrued $1,054 and $717, respectively, comprised of $495 and $239, respectively, in incurred and reported claims, along with $559 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at September 30 and March 31, 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of September 30 and March 31, 2010, the Company had accrued $1.6 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at September 30 and March 31, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2010, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

As of September 30, 2010, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

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

On April 2, 2009, the Company, OC-PIN, Anil V. Shah, M.D. (“Shah”), Bruce Mogel, PCHI, West Coast Holdings, LLC (“WCH”), Kali P. Chaudhuri, M.D., Ganesha, William E. Thomas and Medical Capital Corporation and related entities (“Medical Capital”) (together, the “Global Settlement Parties”) entered into a global settlement agreement and mutual release (the “Global Settlement Agreement”).  Key elements of the Global Settlement Agreement included: (1) a full release of claims by and between the Global Settlement Parties, (2) two payments of $750 each (the second of which may be applied toward the purchase of stock by OC-PIN and Shah) by the Company payable to a Callahan & Blaine trust account in conjunction with payments and a guarantee by other Global Settlement Parties, (3) a loan interest and rent reduction provision resulting in a 3.75% interest rate reduction on the $45 million real estate term note, (4) the Company’s agreement to bring the PCHI and Chapman leases current and pay all arrearages due, (5) the Board of Directors’ approval of bylaw amendments fixing the number of Director seats to seven and, effective after the 2009 Annual Meeting of Shareholders, allowing a 15% or more shareholder to call one special shareholders’ meeting per year, (6) the right of OC-PIN to appoint one director candidate to serve on the Company’s Board of Directors to fill the seat of Kenneth K. Westbrook until the 2009 Annual Meeting of Shareholders, and (7) the covenant of Shah to not accept any nomination, appointment, or service in any capacity as a director, officer or employee of the Company for a two (2) year period so long as the Company keeps the PCHI and Chapman leases current.  Two stock purchase agreements (the “Stock Purchase Agreements”) were also executed in conjunction with the Global Settlement Agreement, granting (1) OC-PIN and Shah each a separate right to purchase up to 14.7 million shares of Common Stock, and (2) Kali P. Chaudhuri the right to purchase up to 30.6 million shares Stock.

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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). At the August 30, 2010 status conference, the parties discussed the terms of the proposed judgment.  Judge Lewis scheduled another status conference for October 12, 2010, later continued to November 15, 2010.  The parties continue to disagree about the terms of the proposed final judgment, and Judge Lewis has continued the next status conference to January 18, 2011.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief (the "First Meka Complaint"). While the Company is named as a defendant in the action, plaintiffs are only seeking declaratory and injunctive relief with respect to various provisions of the Global Settlement Agreement and a prior stock issuance to OC-PIN’s former attorney, Hari Lal. Due to the competing demands related to the Stock Purchase Agreements placed upon the Company from factions within OC-PIN, on May 13, 2009, the Company filed a Motion for Judicial Instructions regarding enforcement of the Global Settlement Agreement. On May 14, 2009, the Company, Dr. Shah, as well as both "factions" of OC-PIN entered into a "stand still" agreement regarding both the nomination of an OC-PIN Board representative as well as the allocation of shares under the Stock Purchase Agreements. Subsequently, on June 22, 2009, the Court granted a stay of the Company's obligations under the Global Settlement Agreement to issue stock to OC-PIN or appoint an OC-PIN representative on the Company’s Board of Directors until the resolution of the Amended Meka Complaint and related actions. Notwithstanding the foregoing, the shares had been issued on May 12, 2009 and are included as issued but not paid at September 30 and March 31, 2010.

On June 1, 2009, a First Amended Complaint was filed to replace the First Meka Complaint (the "Amended Meka Complaint"). On October 9, 2009, the newly-assigned judge, Hon. Nancy Wieben-Stock, sustained a demurrer to the Amended Meka Complaint.  On or about March 19, 2010, Dr. Meka et al. filed a Third Amended Complaint (the “Third Amended Meka Complaint”).  It appears that the relief sought against the Company in the Third Amended Meka Complaint does not materially alter from the declaratory and injunctive relief sought in the First Meka Complaint. The Company filed its answer to the Third Amended Meka Complaint on April 9, 2009.  Numerous motions were filed by other parties challenging the Third Amended Meka Complaint.  The Court held an omnibus hearing on these motions on May 7, 2010, partly sustaining and partly overruling these several demurrers, without leave to further amend.  Despite this ruling, on October 18, 2010, the Court granted the plaintiffs’ motion for leave to file a Fourth Amended Complaint.  In this newly-amended complaint, the Company is not a defendant, and is therefore no longer a party to this intra-OC-PIN lawsuit.

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

On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243. On September 29, 2010, the Department of Industrial Relations closed its file on Anderson’s petition without taking any action.

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. Anderson's petition also claims that the Company failed to pay him a commission of $300 for his efforts toward securing financing from the Company's lender to purchase an additional hospital. On May 20, 2009, Anderson filed an amended petition with JAMS, incorporating allegations (1) that the Company filed an incorrect IRS Form 1099 with respect to a Company vehicle and (2) that Anderson was constructively discharged as a result of reporting various alleged violations of State and Federal law. On August 4, 2009, the Company filed a cross-complaint against Anderson alleging, inter alia, Anderson breached paragraphs 4, 5 and 6 of the Severance Agreement, and similar clauses in his December 31, 2007 Consulting Agreement, by providing confidential and proprietary information to individuals outside of the Company’s management and voluntarily providing information to individuals who intended to use the information to sue the Company.  The Company also alleges Anderson concealed material information from the Company in breach of his overlapping fiduciary duties to the Company as an officer, Chief Compliance Officer and its attorney. Arbitration of this matter began on June 7, 2010 and concluded on October 1, 2010.  On November 2, 2010 the arbitrator issued an Interim Award, which is subject to change, correction, and/or other modification. The Company is optimistic regarding the outcome of this matter and does not believe that the final arbitration order will have a material adverse effect on its results of operations.

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

On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  The parties are currently exchanging discovery in the action.   At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

10.1
Credit and Security Agreement, dated August 30, 2010, by and among the Company, MidCap Financial, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on September 2, 2010).

10.2
Amendment to $80,000,000 Credit Agreement, dated August 30, 2010, by and among the Company, Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC and Silver Point Finance, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on September 2, 2010).

10.3
Amendment No. 1 to the Credit and Security Agreement, dated October 29, 2010, by and among the Company, MidCap Funding IV, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on November 4, 2010).

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
INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 12, 2010	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)