Form 10-Q
period 2010-12-31
Integrated Healthcare Holdings Inc
filed 2011-02-14
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010; or

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

There were 255,307,262 shares outstanding of the registrant's common stock as of February 4, 2011.

INTEGRATED HEALTHCARE HOLDINGS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)
(unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,595	$10,159
Restricted cash	25	27
Accounts receivable, net of allowance for doubtful accounts of $19,354 and $15,258, respectively	45,142	53,144
Inventories of supplies, at cost	6,001	5,818
Due from governmental payers	2,493	4,979
Due from lender	-	5,234
Prepaid insurance	1,122	400
Prepaid income taxes	5,507	1,238
Prepaid expenses - hospital quality assurance fees	44,727	-
Other prepaid expenses and current assets	6,049	4,677
Total current assets	115,661	85,676

Property and equipment, net	52,590	54,506
Debt issuance costs, net	519	-
Total assets	$168,770	$140,182

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Debt	$77,373	$-
Accounts payable	49,436	45,468
Accrued compensation and benefits	17,588	20,420
Accrued insurance retentions	14,073	12,983
Unearned revenue - hospital quality assurance fees	42,578	-
Other current liabilities	4,305	11,264
Total current liabilities	205,353	90,135

Debt, noncurrent	-	80,968
Warrant liability, noncurrent	2,297	-
Capital lease obligations, net of current portion of $786 and $838, respectively	5,196	5,864
Total liabilities	212,846	176,967

Commitments and contingencies

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 and 500,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,871
Receivable from stockholders	(1,800)	(1,800)
Accumulated deficit	(104,968)	(99,445)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(43,602)	(38,119)
Noncontrolling interests	(474)	1,334
Total stockholders' deficiency	(44,076)	(36,785)

Total liabilities and stockholders' deficiency	$168,770	$140,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Net operating revenues	$89,435	$94,627	$274,355	$288,996

Operating expenses:
Salaries and benefits	53,813	53,335	157,493	157,183
Supplies	12,981	13,909	39,642	39,712
Provision for doubtful accounts	7,909	8,108	27,176	24,620
Other operating expenses	15,709	16,012	47,109	44,640
Depreciation and amortization	1,050	974	3,146	2,794
Impairment - due from previous lender	-	-	-	11,253
	91,462	92,338	274,566	280,202

Operating income (loss)	(2,027)	2,289	(211)	8,794

Other expense:
Interest expense, net	(2,943)	(2,394)	(9,208)	(7,018)
Warrant expense	-	-	(2,925)	-
Change in fair value of warrant liability	1,127	-	2,744	-
	(1,816)	(2,394)	(9,389)	(7,018)

Income (loss) before income tax benefit	(3,843)	(105)	(9,600)	1,776
Income tax benefit	4,269	621	4,269	-
Net income (loss)	426	516	(5,331)	1,776
Net income attributable to noncontrolling interests (Note 9)	(56)	(2,343)	(192)	(3,296)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$370	$(1,827)	$(5,523)	$(1,520)

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.00	$(0.01)	$(0.02)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding
Basic	255,307	195,307	255,307	195,307
Diluted	256,962	195,307	255,307	195,307

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)
(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable from Stockholders	Accumulated Deficit	Noncontrolling Interests	Total

Balance, March 31, 2010	255,307	$255	$62,871	$(1,800)	$(99,445)	$1,334	$(36,785)

Share-based compensation	-	-	40	-	-	-	40

Net income (loss)	-	-	-	-	(5,523)	192	(5,331)

Noncontrolling interests distributions	-	-	-	-	-	(2,000)	(2,000)

Balance, December 31, 2010	255,307	$255	$62,911	$(1,800)	$(104,968)	$(474)	$(44,076)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)
(unaudited)

	Nine months ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(5,331)	$1,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,146	2,794
Provision for doubtful accounts	27,176	24,620
Amortization of debt issuance costs	230	186
Common stock warrant expense	2,925	-
Change in fair value of warrant liability	(2,744)	-
Impairment - due from previous lender	-	11,253
Noncash share-based compensation expense	40	39
Recovery on disposition of property and equipment	-	(195)
Changes in operating assets and liabilities:
Accounts receivable	(19,174)	(22,667)
Inventories of supplies	(183)	(560)
Due from governmental payers	2,486	40
Prepaid income taxes	(4,269)	(1,283)
Prepaid expenses - hospital quality assurance fees	(44,727)	-
Prepaid insurance, other prepaid expenses and current assets, and other assets	(1,924)	(1,824)
Accounts payable	3,968	(9,383)
Accrued compensation and benefits	(2,832)	1,526
Unearned revenue - hospital quality assurance fees	42,578	-
Accrued insurance retentions, other current liabilities and due from lender	481	4,622
Net cash provided by operating activities	1,846	10,944

Cash flows from investing activities:
Decrease in restricted cash	2	2
Additions to property and equipment	(1,230)	(1,590)
Net cash used in investing activities	(1,228)	(1,588)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	32,373	-
Debt issuance costs	(919)	-
Repayment of debt	(34,968)	-
Excess funds withheld by lender	-	(5,677)
Noncontrolling interests distributions	(2,000)	(2,291)
Payments on capital lease obligations	(668)	(634)
Net cash used in financing activities	(6,182)	(8,602)

Net increase (decrease) in cash and cash equivalents	(5,564)	754
Cash and cash equivalents, beginning of period	10,159	3,514
Cash and cash equivalents, end of period	$4,595	$4,268

Supplemental information:
Cash paid for interest	$6,155	$518
Cash paid for income taxes	$-	$1,512

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results for the entire 2011 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 29, 2010.

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

The Company has determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 9), is a variable interest entity as defined by GAAP and, accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

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

LIQUIDITY AND MANAGEMENT'S PLANS - As of December 31, 2010, the Company has a working capital deficit of $89.7 million and accumulated total deficiency of $44.1 million.  During the nine months ended December 31, 2010, the Company incurred a net loss of $5.5 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and indicate a need for it to take action to continue to operate its business as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATION FOR PRESENTATION - Certain amounts previously reported have been reclassified to conform to the current period's presentation with no impact on the reported net loss of the Company.

CONCENTRATION OF RISK - The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Substantially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid, which combined accounted for 58% and 57% of the net operating revenues for the three months ended December 31, 2010 and 2009, respectively, and 58% and 58% for the nine months ended December 31, 2010 and 2009, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges based on the Company’s Charge Description Master. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $124 and $220 as of December 31 and March 31, 2010, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $7.3 million and $8.2 million during the three months ended December 31, 2010 and 2009, respectively, and $18.4 million and $13.2 million during the nine months ended December 31, 2010 and 2009, respectively. The related revenue recorded for the three months ended December 31, 2010 and 2009 was $4.9 million and $3.9 million, respectively, and $16.0 million and $14.4 million during the nine months ended December 31, 2010 and 2009, respectively. As of December 31 and March 31, 2010, estimated DSH receivables were $2.4 million and $4.8 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of due from governmental payers:

	December 31, 2010	March 31, 2010
Due from government payers
Medicare	$124	$220
Medicaid	2,369	4,759
	$2,493	$4,979

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $1.5 million and $2.0 million for the three months ended December 31, 2010 and 2009, respectively, and $5.4 million and $6.5 million for the nine months ended December 31, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of December 31 and March 31, 2010, the Company established a receivable in the amount of $2.0 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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

LETTERS OF CREDIT - At December 31 and March 31, 2010, the Company had outstanding standby letters of credit totaling $0 and $1.5 million, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

DEBT ISSUANCE COSTS - On April 13, 2010, the amended financing obtained by the Company was accounted for as extinguishment of existing debt in accordance with GAAP (Note 3). Accordingly, the unamortized debt issuance cost balance prior to the refinancing aggregating $130 was written off.  The Company did not incur any material third party costs in connection with the amended debt effective April 13, 2010.  On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $450 origination fee for the Company's $40 million Revolving Line of Credit (new debt) and $469 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Debt issuance costs of $75 and $62 were amortized during the three months ended December 31, 2010 and 2009, respectively, and $229 and $186 during the nine months ended December 31, 2010 and 2009, respectively.  At December 31 and March 31, 2010, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $300 and $130, respectively, as the current portion of debt issuance costs.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010:

As of December 31, 2010	Total	Level 1	Level 2	Level 3

Warrant liability	$2,297	-	$2,297	-

The Company’s warrant liability is classified within Level 2 of the fair value hierarchy because they are valued using observable market data.

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

INCOME (LOSS) PER COMMON SHARE - Income (loss) per share is calculated in accordance with GAAP. Basic income (loss) per share is based upon the weighted average number of common shares outstanding (Note 8). Due to a net loss incurred by the Company during the nine months ended December 31, 2010 and the three and nine months ended December 31, 2009, the anti-dilutive effects of warrants and stock options have been excluded in the calculations of diluted loss per share in the accompanying unaudited condensed consolidated statements of operations for those periods.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2010	March 31, 2010

Buildings	$33,842	$33,842
Land and improvements	13,523	13,523
Equipment	13,816	12,766
Construction in progress	1,162	617
Assets under capital leases	8,990	9,371
	71,333	70,119
Less accumulated depreciation	(18,743)	(15,613)

Property and equipment, net	$52,590	$54,506

Accumulated depreciation on assets under capital leases as of December 31 and March 31, 2010 was $3.5 million and $2.7 million, respectively.

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

In addition, the State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at December 31, 2010.

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

NOTE 3 - DEBT

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
DECEMBER 31, 2010
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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (“QAF”) (Note 11).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

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
DECEMBER 31, 2010
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

●
The Original Credit Agreement was amended to add an affirmative covenant requiring the Company to deliver financial statements and other financial and non-financial information to the Term Lender on a regular basis, and a negative covenant requiring that the Company maintain a minimum fixed charge coverage ratio of 1.0 and minimum levels of earnings before interest, tax, depreciation and amortization (“EBITDA”).  At December 31, 2010, the Company did not meet its minimum EBITDA covenant. The Company is requesting a waiver from the lender, however, since a waiver has not been obtained, the outstanding balance of $45 million under this facility has been reclassified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010.

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

Also under the Amendment, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine the Company’s Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to the Company related to QAF (Note 11), which amount was increased from $11.8 million for the first matching payment.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

As of December 31, 2010, the Company had the following Credit Agreements:

●
A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at December 31, 2010). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $40.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at December 31, 2010) and an unused commitment fee of 0.625% per year ($32.4 million outstanding balance at December 31, 2010).

The Company's outstanding debt consists of the following:

	December 31, 2010	March 31, 2010
Current:
Revolving line of credit, outstanding borrowings	$32,373	$-
Secured term note	45,000	-
	77,373	-

Noncurrent:
Secured term note	-	45,000
Convertible note	-	5,968
Secured line of credit, outstanding borrowings	-	30,000
	$-	$80,968

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of December 31, 2010, the fair value of the Omnibus Warrants was $1.3 million.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. The Company recorded the fair value of $2.1 million as an offsetting cost of the recovery of funds overswept by the Company’s prior lender and the related warrant liability of $2.1 million.  As of December 31, 2010, the fair value of the Release Warrant was $1.0 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” For the nine months ended December 31, 2010, due to the decrease in the fair value of the April Warrants, the Company recognized a gain relating to the change in the warrant liability of $2.7 million.

The fair value of warrants issued by the Company is estimated using the Black-Scholes valuation model, which the Company believes is the appropriate valuation method under the circumstances. Since the Company’s stock is thinly traded, the expected volatility is based on an analysis of the Company's stock and the stock of eight other publicly traded companies that own hospitals.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows.

	April 13, 2010	December 31, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	0.7%
Expected volatility	68.4%	67.1%
Expected term (in years)	3.0	2.3

NOTE 5 - INCOME TAXES

The utilization of NOL and credit carryforwards is limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into the amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and State tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations, and these limitations have been incorporated into the tax provision calculation.

The difference between the reported income tax benefit and the amount computed by multiplying income before income tax benefit in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, state and local income taxes, and variable interest entity.

The Company received QAF (Note 11) payments in the third and fourth quarters of the current fiscal year.  For the third quarter income tax provision, the application of FIN 18 requires the Company to compute the interim period income tax benefit by applying the estimated annual effective tax rate to the third quarter year to date income from continuing operations, which resulted in the recognition of a tax benefit for the third quarter.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at March 31, 2011 could be realized, and based on this analysis the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets for the year ended March 31, 2011.

The Company has two Hospitals located in the State of California Enterprise Zone which has provided significant state tax credits which are allowable to reduce California income tax on a dollar-for-dollar basis; however these credits are subject to significant IRC 382 limitations as discussed above. The credits, which are not subject to expiration, are granted by a State agency whose issuance can be reviewed by the California Franchise Tax Board. The California Franchise Tax Board has been conducting an ongoing examination of Enterprise Zone hiring tax credits claimed on the Company’s California income tax returns filed for the open tax years.  However, management of the Company does not anticipate that the examination will result in any material impact to the amount of credits claimed and the Company’s unaudited condensed consolidated financial statements. No provision has been recorded relative to this uncertainty.

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of December 31, 2010, the maximum aggregate number of shares under the Plan was 18.4 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Company recorded $3.4 and $13.0 of compensation expense relative to stock options during the three months ended December 31, 2010 and 2009, respectively, and $30.4 and $39.0 during the nine months ended December 31, 2010 and 2009, respectively. All outstanding options are vested as of December 31, 2010.  No options were exercised during the three and nine months ended December 31, 2010 and 2009. A summary of stock option activity for the nine months ended December 31, 2010 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2010	8,645	$0.24
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(110)	$0. 25
Outstanding, December 31, 2010	8,535	$0. 19		3.9	$-
Exercisable, December 31, 2010	8,535	$0. 19		3.9	$-

A summary of changes during the nine months ended December 31, 2010 in the Company’s nonvested options is presented as follows.

	Shares	Weighted- average grant date fair value

Nonvested at March 31, 2010	913	$0.03
Granted	-	$-
Vested	(905)	$0.03
Forfeited	(8)	$0.08
Nonvested at December 31, 2010	-	$-

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended December 31, 2010 and 2009, the Company incurred expenses of $740 and $753, respectively, and $2.2 million and $2.3 million during the nine months ended December 31, 2010 and 2009, respectively.  These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At December 31 and March 31, 2010, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $3.1 million and $2.7 million, respectively, in accrued employer contributions.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

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

Since the Company incurred losses for the nine months ended December 31, 2010 and the three and nine months ended December 31, 2009, the potential shares of common stock, consisting of approximately 414 million, 303 million and 303 million shares, respectively, issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for those periods.

Previously issued stock options and warrants aggregating approximately 412 million shares were not included in the diluted calculation since they were not in-the-money during the three months ended December 31, 2010.  Income per share for the three months ended December 31, 2010 was computed as shown below.

Numerator:
Net income attributable to Integrated Healthcare Holdings, Inc.	$370

Denominator:
Weighted average common shares	255,307
Options in the money, net	1,655
Denominator for diluted calculation	256,962

Income per share - basic	$0.00
Income per share - diluted	$0.00

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Term Note. The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI; this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of December 31, 2010, PCHI was owned 51% by various physician investors and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). In accordance with GAAP, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

PCHI's assets, liabilities, and accumulated deficit are set forth below.

	December 31, 2010	March 31, 2010

Cash	$83	$943
Property, net	42,595	43,388
Other	53	324
Total assets	$42,731	$44,655

Debt	$45,000	$45,000
Other	598	3,649
Total liabilities	45,598	48,649

Deficiency	(2,867)	(3,994)
Total liabilities and accumulated deficit	$42,731	$44,655

As noted above, the Company is a guarantor on the $45.0 million Term Note should PCHI not be able to perform. PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.8 million and $1.4 million were eliminated upon consolidation for the three months ended December 31, 2010 and 2009 and $5.3 million and $4.1 million for the nine months ended December 31, 2010 and 2009, respectively.

The Company has a lease commitment to PCHI (Note 11). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by Ganesha, which is managed by Dr. Chaudhuri, and various physician investors. Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million and 138.3 million shares of the outstanding stock of the Company as of December 31 and March 31, 2010, respectively. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

HOSPITAL QUALITY ASSURANCE FEES (“QAF”) - In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.

As of December 31, 2010, the Company has received $42.6 million from the fee-for-service portion of the QAF from the state and has paid fees to the state totaling $44.7 million.  Until such time as all final approvals have been received from CMS, the amounts paid and received through December 31, 2010 are reflected as deferred revenue and a prepaid asset, respectively, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010.  Subsequent to December 31, 2010, the Company has received an additional $39.5 million in the managed care portion of the QAF and paid $2.7 million in other expenses relating to the QAF.  Final approval was received from CMS in January 2011.

The Company cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond December 31, 2010.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

GUARANTEE - At December 31, 2010, the Company accrued $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

OPERATING LEASES - On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  In addition, since the Company has not paid approximately $1.0 million of rent due under the lease for the period from November 1, 2008 through April 30, 2010, the Company agreed to pay such rents upon receipt of provider fee funds from Medi-Cal under QAF (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment).  The Company paid all unpaid rent due to PCHI in January 2011.  This lease commitment with PCHI is eliminated in consolidation.

CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $5.5 million and $6.7 million are included in the accompanying unaudited condensed consolidated balance sheets as of December 31 and March 31, 2010, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2010, the Company had accrued $11.3 million and $10.5 million, respectively, which is comprised of $6.8 million and $4.1 million, respectively, in incurred and reported claims, along with $4.5 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2010, the Company had accrued $1,022 and $717, respectively, comprised of $489 and $239, respectively, in incurred and reported claims, along with $533 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31 and March 31, 2010, the Company had accrued $1.7 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at December 31 and March 31, 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of December 31, 2010, the Company finances various insurance policies at an interest rate of 3.95% per annum. The Company incurred finance charges relating to such policies of $4 and $21 during the three months ended December 31, 2010 and 2009, respectively, and $31 and $90 for the nine months ended December 31, 2010 and 2009, respectively. As of December 31 and March 31, 2010, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

	December 31, 2010	March 31, 2010

Prepaid insurance	$1,122	$400

Accrued insurance premiums	$214	$-
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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
(UNAUDITED)

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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). At the August 30, 2010 status conference, the parties discussed the terms of the proposed judgment.  Judge Lewis scheduled another status conference for October 12, 2010, later continued to November 15, 2010.  The parties continue to disagree about the terms of the proposed final judgment, and Judge Lewis has continued the next status conference to February 28, 2011.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. On November 2, 2010 the arbitrator issued an Interim Award, which is subject to change, correction, and/or other modification.  On February 9, 2011, the Company entered into a confidential Settlement Agreement and Mutual General Releases with Anderson (“Anderson Settlement Agreement”).

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

On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress.  Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005.  On September 9, 2008, the Company filed a “SLAPP Back” motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons’ complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action.  The Court denied both motions on October 20, 2008.  The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009.  The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009.  Discovery is currently ongoing and the trial court has set a status conference for February 28, 2011.  At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to have limited, payment increases. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in a risk that the time period between submission of claims and payment could increase. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations which may further affect payments.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a working capital deficit and total deficiency of $89.7 million and $44.1 million, respectively, at December 31, 2010.

The factors discussed above and under Risk Factors (Item 1A), among others, raise substantial doubt about our ability to continue as a going concern and indicate a need for us to take action to continue to operate its business as a going concern. There is no assurance that we will be successful in improving reimbursements or reducing operating expenses.

Key items for the nine months ended December 31, 2010 included:

1.
During the nine months ended December 31, 2010 and 2009, we received $0 and $2.3 million, respectively, in a settlement between PCHI and a third party for additional back rent.  Adjusting for this one-time item, net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2010 and 2009 were $247.2 million and $262.1 million, respectively, representing a decrease of 5.7%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $9.9 million for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.  The primary reasons for the significant decrease in governmental net revenues are reductions in MediCare managed care due to declining enrollment ($3.3 million), reductions in MediCal managed care ($4.6 million), reductions in County health plans ($1.1 million), and a decline in elective and obstetrical services.

Inpatient admissions decreased by 10.3% to 17.5 for the nine months ended December 31, 2010 compared to 19.5 for the nine months ended December 31, 2009. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.

Uninsured patients, as a percentage of gross charges, were 5.6% for the nine months ended December 31, 2010 compared to 5.4% for the nine months ended December 31, 2009.

2.
Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the nine months ended December 31, 2010 were $5.6 million, or 2.0%, lower than during the nine months ended December 31, 2009. The most significant factor of this decrease related to an $11.3 million impairment recognized during the nine months ended December 31, 2009.  Without including the impairment amount, operating expenses before interest for the nine months ended December 31 increased by $5.6 million over the same period in fiscal 2010.  A substantial portion of this increase related to a $1.8 million accrual for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

Financing costs: We completed the Acquisition of the Hospitals with a high level of debt financing. Effective August 30 and October 29, 2010, we amended our debt with new lenders (see "DEBT").

DEBT - On April 13, 2010 (the “Effective Date”), the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (“QAF”) (Note 11).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

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

Amendment to $80.0 million Credit Agreement - Concurrently with the execution of the New Credit Agreement, on August 30, 2010 we entered into an amendment to our existing $80.0 million Credit Agreement, as amended (the “Original Credit Agreement”), with the Term Lender, PCHI, and Ganesha (the “Amendment”).  Under the Amendment, we agreed with the Term Lender to the following material changes to the Original Credit Agreement:

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

●
The Original Credit Agreement was amended to add an affirmative covenant requiring the Company to deliver financial statements and other financial and non-financial information to the Term Lender on a regular basis, and a negative covenant requiring that the Company maintain a minimum fixed charge coverage ratio of 1.0 and minimum levels of earnings before interest, tax, depreciation and amortization (“EBITDA”).  At December 31, 2010, the Company did not meet its minimum EBITDA covenant. The Company is requesting a waiver from the lender, however, since a waiver has not been obtained, the outstanding balance of $45 million under this facility has been reclassified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010.

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

Also under the Amendment, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine the Company’s Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to the Company related to QAF, which amount was increased from $11.8 million for the first matching payment.

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

WARRANTS - On April 13, 2010 we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of December 31, 2010, the fair value of the Omnibus Warrants was $1.3 million.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the release (see “DEBT”) enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits to us.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. We recorded the fair value of $2.1 million as an offsetting cost of the recovery and the related warrant liability of $2.1 million.  As of December 31, 2010, the fair value of the Release Warrant was $1.0 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” For the nine months ended December 31, 2010, due to the decrease in the fair value of the April Warrants, we recognized a gain relating to the change in the warrant liability of $2.7 million.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY - On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  In addition, since we have not paid rent due (approximately $1.0 million) under the lease for the period from November 1, 2008 through April 30, 2010, we agreed to pay such rents upon receipt of provider fee funds from Medi-Cal under QAF (subject to its obligation to prepay certain of the Credit Agreements from such funds under the Omnibus Amendment).  We paid all unpaid rent due to PCHI in January 2011.  This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES - The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at December 31, 2010.

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

HOSPITAL QUALITY ASSURANCE FEES (“QAF”) - In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.

As of December 31, 2010, the Company has received $42.6 million from the fee-for-service portion of the QAF from the state and has paid fees to the state totaling $44.7 million.  Until such time as all final approvals have been received from CMS, the amounts paid and received through December 31, 2010 are reflected as deferred revenue and a prepaid asset, respectively, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010.  Subsequent to December 31, 2010, the Company has received an additional $39.5 million in the managed care portion of the QAF and paid $2.7 million in other expenses relating to the QAF.  Final approval was received from CMS in January 2011.

We cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond December 31, 2010.

CASH FLOW - Net cash provided by operating activities for the nine months ended December 31, 2010 and 2009 was $1.8 million and $10.9 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and noncontrolling interests, totaled $(1.9) million and $1.3 million for the nine months ended December 31, 2010 and 2009, respectively. We provided (used) $3.8 million and $(1.6) million in working capital for the nine months ended December 31, 2010 and 2009, respectively. Net cash provided (used) in payment of accounts payable, accrued compensation and benefits and other current liabilities was $1.6 million and $(3.2) million for the nine months ended December 31, 2010 and 2009, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $8.0 million and $2.0 million for the nine months ended December 31, 2010 and 2009, respectively.

Net cash used in investing activities during the nine months ended December 31, 2010 and 2009 was $1.2 million and $1.6 million, respectively. During the nine months ended December 31, 2010 and 2009, we invested $1.2 million and $1.6 million in cash, respectively, in new equipment.

Net cash used in financing activities for the nine months ended December 31, 2010 and 2009 was $6.2 million and $8.6 million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and nine months ended December 31, 2010 and 2009, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Net operating revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	60.2%	56.4%	57.4%	54.4%
Supplies	14.5%	14.7%	14.4%	13.7%
Provision for doubtful accounts	8.8%	8.6%	9.9%	8.5%
Other operating expenses	17.6%	16.9%	17.2%	15.5%
Depreciation and amortization	1.2%	1.0%	1.2%	1.0%
Impairment - due from previous lender	0.0%	0.0%	0.0%	3.9%
	102.3%	97.6%	100.1%	97.0%

Operating income (loss)	(2.3%)	2.4%	(0.1%)	3.0%

Other expense:
Interest expense, net	(3.3%)	(2.5%)	(3.4%)	(2.4%)
Warrant expense	0.0%	0.0%	(1.0%)	0.0%
Change in fair value of warrant liability	1.3%	0.0%	1.0%	0.0%
	(2.0%)	(2.5%)	(3.4%)	(2.4%)

Income (loss) before provision (benefit) for income taxes	(4.3%)	(0.1%)	(3.5%)	0.6%
Income tax benefit	4.8%	0.7%	1.6%	0.0%
Net income (loss)	0.5%	0.6%	(1.9%)	0.6%
Net income attributable to noncontrolling interests	(0.1%)	(2.5%)	(0.1%)	(1.1%)
Net income (loss) attributable to
Integrated Healthcare Holdings, Inc.	0.4%	(1.9%)	(2.0%)	(0.5%)

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

NET OPERATING REVENUES - Net operating revenues for the three months ended December 31, 2010 decreased 5.5% compared to the same period in fiscal year 2010, from $94.6 million to $89.4 million. Net operating revenues for the nine months ended December 31, 2009 included $2.3 million received by PCHI in a settlement with a third party for additional back rent. Admissions decreased by 10.2% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to reductions in managed care and obstetrics admissions. Net operating revenues per admission increased by 5.3% during the three months ended December 31, 2010. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the three months ended December 31, 2010 and 2009 were $1.5 million and $2.0 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 58% and 57% of the net operating revenues for the three months ended December 31, 2010 and 2009, respectively.

Uninsured patients, as a percentage of gross charges, were 5.4% for the three months ended December 31, 2010 compared to 4.9% for the three months ended December 31, 2009.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $2.3 million settlement noted above during the three months ended December 31, 2009, Net Collectible Revenues were $81.5 million (net revenues of $89.4 million less $7.9 million in provision for doubtful accounts) and $84.2 million (net revenues of $92.3 million less $8.1 million in provision for doubtful accounts) for the three months ended December 31, 2010 and 2009, respectively, representing a decrease of $2.7 million. There was an increase in Net Collectible Revenues per admission of 7.9% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

OPERATING EXPENSES - Operating expenses for the three months ended December 31, 2010 decreased to $91.5 million from $92.3 million, a decrease of $0.8 million, or 0.9%, compared to the same period in fiscal year 2010. Operating expenses expressed as a percentage of net operating revenues for the three months ended December 31, 2010 and 2009 were 102.3% and 97.6%, respectively. On a per admission basis, operating expenses increased 10.4%.

Salaries and benefits increased slightly by $0.5 million (0.9%) for the three months ended December 31, 2010 compared to the same period in fiscal year 2010.

Other operating expenses for the three months ended December 31, 2010 decreased $0.3 million, or 1.9%, compared to the same period in fiscal year 2010.

The provision for doubtful accounts for the three months ended December 31, 2010 was $7.9 million compared to $8.1 million for the three months ended December 31, 2009, representing a 2.5% decrease.

OPERATING INCOME (LOSS) - The operating loss for the three months ended December 31, 2010 was $2.0 million compared to operating income of $2.3 million for the three months ended December 31, 2009.

OTHER EXPENSE - Interest expense for the three months ended December 31, 2010 was $2.9 million compared to $2.4 million for the same period in fiscal year 2010. The increase primarily related to the refinancing (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during the year ended March 31, 2010.  The entire $5.0 million was recorded as warrant liability at April 13, 2010, and adjusted to fair value of $4.0 million and $3.4 million as of June 30 and September 30, 2010, respectively.  As of December 31, the fair value of the warrants aggregated $2.3 million. Accordingly, a gain relating to the change in fair value of the warrant liability of $1.1 million was recorded during the three months ended December 31, 2010.  See “DEBT.”

NET INCOME (LOSS) - Net income for the three months ended December 31, 2010 was $370 compared to a net loss of $1.8 million for the same period in fiscal year 2010.

NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2009

NET OPERATING REVENUES - Net operating revenues for the nine months ended December 31, 2010 decreased 5.1% compared to the same period in fiscal year 2010, from $289.0 million to $274.4 million. Net operating revenues for the nine months ended December 31, 2009 included $2.3 million received by PCHI in a settlement with a third party for additional back rent.  Admissions decreased by 10.5% for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 due to reductions in managed care and obstetrics admissions. Net operating revenues per admission increased by 6.0% during the nine months ended December 31, 2010. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the nine months ended December 31, 2010 and 2009 were $5.4 million and $6.5 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 58% and 58% of the net operating revenues for the nine months ended December 31, 2010 and 2009, respectively.

Uninsured patients, as a percentage of gross charges, were 5.6% for the nine months ended December 31, 2010 compared to 5.4% for the nine months ended December 31, 2009.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the $2.3 million settlement noted above during the nine months ended December 31, 2009, Net Collectible Revenues were $247.2 million (net revenues of $274.4 million less $27.2 million in provision for doubtful accounts) and $262.1 million (net revenues of $286.7 million less $24.6 million in provision for doubtful accounts) for the nine months ended December 31, 2010 and 2009, respectively, representing a decrease of $14.9 million. There was an increase in Net Collectible Revenues per admission of 5.3% for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.

OPERATING EXPENSES - Operating expenses for the nine months ended December 31, 2010 decreased to $274.6 million from $280.2 million, a decrease of $5.6 million, or 2.0%, compared to the same period in fiscal year 2010. Operating expenses expressed as a percentage of net operating revenues for the nine months ended December 31, 2010 and 2009 were 100.1% and 97.0%, respectively. On a per admission basis, operating expenses increased 9.4%.

Salaries and benefits increased slightly by $0.3 million (0.2%) for the nine months ended December 31, 2010 compared to the same period in fiscal year 2010.

Other operating expenses for the nine months ended December 31, 2010 increased $2.5 million, or 5.5%, compared to the same period in fiscal year 2010, primarily due to an accrual of $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution's practice are being reviewed.

The provision for doubtful accounts for the nine months ended December 31, 2010 was $27.2 million compared to $24.6 million for the nine months ended December 31, 2009, representing a10.6% increase.  The primary reason for the increase was related to an increase in patients classified as self-pay as a result of the delay in California field offices processing medical eligibility applications due to State mandatory furloughs.

During the nine months ended December 31, 2009, the Company recorded an impairment loss of $11.3 million relating to the amounts due from a prior lender.

OPERATING INCOME (LOSS) - The operating loss for the nine months ended December 31, 2010 was $0.2 million compared to operating income of $8.8 million for the nine months ended December 31, 2009.

OTHER EXPENSE - Interest expense for the nine months ended December 31, 2010 was $9.2 million compared to $7.0 million for the same period in fiscal year 2010. The increase primarily related to the refinancing (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during the year ended March 31, 2010.  The remaining $2.9 million was recorded as warrant expense during the nine months ended December 31, 2010.  The entire $5.0 million was recorded as a warrant liability at April 13, 2010.  As of December 31, 2010, the fair value of the warrants aggregated $2.3 million.  Accordingly, a gain relating to the change in fair value of the warrant liability of $2.7 million was recorded during the nine months ended December 31, 2010.  See “DEBT.”

NET LOSS - Net loss for the nine months ended December 31, 2010 was $5.5 million compared to $1.5 million for the same period in fiscal year 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges based on the Company’s Charge Description Master. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $124 and $220 as of December 31 and March 31, 2010, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $7.3 and $8.2 million during the three months ended December 31, 2010 and 2009, respectively, and $18.4 million and $13.2 million during the nine months ended December 31, 2010 and 2009, respectively. The related revenue recorded for the three months ended December 31, 2010 and 2009 was $4.9 million and $3.9 million, respectively, and $16.0 million and $14.4 million during the nine months ended December 31, 2010 and 2009, respectively. As of December 31 and March 31, 2010, estimated DSH receivables were $2.4 million and $4.8 million, respectively.

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $1.5 million and $2.0 million for the three months ended December 31, 2010 and 2009, respectively, and $5.4 million and $6.5 million for the nine months ended December 31, 2010 and 2009, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of December 31 and March 31, 2010, the Company established a receivable in the amount of $2.0 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2010, the Company had accrued $11.3 million and $10.5 million, respectively, which is comprised of $6.8 million and $4.1 million, respectively, in incurred and reported claims, along with $4.5 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2010, the Company had accrued $1,022 and $717, respectively, comprised of $489 and $239, respectively, in incurred and reported claims, along with $533 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of December 31 and March 31, 2010, the Company had accrued $1.7 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at December 31 and March 31, 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2010, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

As of December 31, 2010, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). At the August 30, 2010 status conference, the parties discussed the terms of the proposed judgment.  Judge Lewis scheduled another status conference for October 12, 2010, later continued to November 15, 2010.  The parties continue to disagree about the terms of the proposed final judgment, and Judge Lewis has continued the next status conference to February 28, 2011.

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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. On November 2, 2010 the arbitrator issued an Interim Award, which is subject to change, correction, and/or other modification.  On February 9, 2011, the Company entered into a confidential Settlement Agreement and Mutual General Releases with Anderson (“Anderson Settlement Agreement”).

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

On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress.  Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005.  On September 9, 2008, the Company filed a “SLAPP Back” motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons’ complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action.  The Court denied both motions on October 20, 2008.  The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009.  The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009.  Discovery is currently ongoing and the trial court has set a status conference for February 28, 2011.  At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Amendment No. 1 to the Credit and Security

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 14, 2011	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)