Form 10-K
period 2011-03-31
Integrated Healthcare Holdings Inc
filed 2011-06-24
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2011; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-23511

INTEGRATED HEALTHCARE HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	87-0573331
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1301 North Tustin Avenue, Santa Ana, California	92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant's telephone number, including area code: (714) 953-3503

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, accelerated filer or smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,400,820 as of September 30, 2010 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 255,307,262 shares outstanding of the registrant's common stock as of June 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-K

ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2011

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

ITEM 1. BUSINESS

BACKGROUND

Integrated Healthcare Holdings, Inc. is a predominantly physician owned company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California (referred to as the "Hospitals"):

●	282-bed Western Medical Center in Santa Ana
●	188-bed Western Medical Center in Anaheim
●	178-bed Coastal Communities Hospital in Santa Ana
●	114-bed Chapman Medical Center in Orange

Together we believe that the Hospitals currently represent approximately 12.2% of all hospital available beds in Orange County, California (based on the most recent data on the Office of Statewide Health Planning and Development for California website as of September 16, 2010).

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

The transaction included operations of four licensed general acute care hospitals with a total of 762 beds. All four hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations and other appropriate accreditation agencies that accredit specific programs. All properties are in Orange County, California, and operate as described below.

WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 North Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, kidney transplantation, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally, the hospital offers telemetry, neurosurgical definitive observation, geriatric, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 125 active physicians and 506 employee nurses, and hospital staff.

WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Boulevard, Anaheim, CA 92805, has 188 beds and offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, and Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 74 active physicians and 290 employee nurses, and hospital staff.

COASTAL COMMUNITIES HOSPITAL - SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 South Bristol Street, Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 350,000 people. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse healthcare needs. The 178-bed hospital offers critical care, medical, surgical obstetric, psychiatric and sub acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 62 active physicians and 210 employee nurses, and hospital staff.

CHAPMAN MEDICAL CENTER - ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Avenue, Orange, CA 92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weight loss program); Center for Heartburn and Swallowing; Chapman Lung Center; Chapman Family Health Center; Doheny Eye Center; House Ear Clinic; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 29 active physicians and 110 employee nurses, and hospital staff.

On March 8, 2005, the Company assumed management responsibility and control over the Hospitals. All primary systems and controls have been successfully transitioned to our Company for the effective management of the Hospitals.

EMPLOYEES AND MEDICAL STAFF

At March 31, 2011, the Company had approximately 3,120 employees. Of these employees, approximately 1,140 are represented by two labor unions, the California Nurses Association ("CNA") and Service Employee International Union -United Healthcare Workers ("SEIU"), who are covered by collective bargaining agreements. We believe that our relations with our employees are good. The Company also had approximately 65 individuals from contracting agencies at March 31, 2011, consisting primarily of housekeeping staff.

Our hospitals are fully staffed by physicians and other independently practicing medical professionals licensed by the state, who have been admitted to the medical staff of the individual hospital. Under state laws and licensing standards, hospitals' medical staffs are self-governing organizations subject to ultimate oversight by the hospital's local governing board. None of these physicians are employees of the hospitals. Physicians are not limited to medical staff membership at our hospitals, and many are on staff at our other hospitals, or hospitals not owned or operated by us. Physicians on our medical staffs are free to terminate their membership on our medical staffs and admit their patients to other hospitals, owned, or not owned by us. Non-physician staff, including nurses, therapists, technicians, finance, registration, maintenance, clerical, housekeeping, and administrative staff are generally employees of the hospital, unless the service is provided by a third party contracted entity. We are subject to federal and state minimum wage and hour laws and various state labor laws and maintain an employee benefit plan.

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

 COMPETITION

Hospital competition is a community issue and unique to each facility.  A hospital’s competitive position within the geographic area in which it operates is affected by several factors, including, but not limited to the following.

A hospital’s competitive position is affected by the services the hospital offers and whether other hospitals in the area offering the same or similar services.  Hospitals are dependent on physicians to admit patients to the hospital.  Thus, the number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on hospital competition.  The ability of the hospital to employ and retain qualified nurses, other healthcare professionals, and administrative staff will affect the hospitals’ competitiveness in the market place.  A hospital’s reputation and years of service in the community with patients, physicians, employees, and contracting health plans can influence the hospital’s competitive position.  Southern California is a highly competitive managed healthcare market, therefore, the contracting relationships with managed care organizations is a key factor in a hospital’s competitiveness.  The hospital’s location, the community immediately surrounding it and the access to the hospital will affect the hospital’s competitiveness.  Other hospitals or healthcare organizations serving the same locations determine the intensity of the competition.  The condition of the physical plant and the ability to invest in new equipment and technology can affect the communities and physicians desire to use the facility.  The amount the hospital charges for services is also a factor in the hospital’s competitiveness.  The funding sources of the competition can also be a factor if a competitor is tax exempt; it has advantages not available to our Hospitals, such as endowments, charitable contributions, tax-exempt financing, and exemptions from taxes.

Finally, laws and regulations governing antitrust, anti-kickback, physician referrals and other applicable regulations, such as requirements imposed on physician-owned hospitals, impact a hospital’s ability to compete.  Since these factors are individual to each hospital, and are subject to change, each hospital must develop its own strategies, to address the competitive factors in its local.

We endeavor to ensure our hospitals remain competitive. We believe our hospitals compete within local communities on the basis of many factors, including providing high quality of care, attracting and retaining quality physicians, and attracting and retaining skilled clinical personnel and other healthcare professionals.  We also believe that the location of our Hospitals, the scope of services they offer, and their prices for services, help maintain their competitive position.  We continue to focus our efforts and resources on these areas to maintain our competitive position.

 HEALTHCARE REGULATION AND LICENSING

Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention.  Changes in the Medicare and Medicaid programs and other government healthcare programs, hospital cost containment initiatives by public and private payors, proposals to limit payments and healthcare spending, and industry wide competitive factors greatly affect the healthcare industry.  The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services.  The laws, rules and regulations governing the healthcare industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance.  Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business.  Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

The Patient Protection and Affordable Care Act

In 2010, the U.S. Congress adopted and President Obama signed into law comprehensive healthcare reform legislation through the passage of the Patient Protection and Affordable Care Act (H.R.  3590) and the Health Care and Education Reconciliation Act (H.R.  4872) (collectively, “PPACA”), which became effective on March 23, 2010.  The new law will result in sweeping changes across the healthcare industry.  The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal residents through a combination of public program expansion and private sector health insurance reforms.  To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in healthcare delivery and to generate budgetary savings in the Medicare and Medicaid programs.

Because of the many variables involved, we are unable to predict with certainty the full impact of PPACA on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment.  However, we expect that several provisions of PPACA, including those described below, will have a material effect on our business.

●
Decreases in Annual Market Basket Updates.  With varying effective dates, the annual Medicare market basket updates for many providers will be reduced, and adjustments to payment for expected productivity gains will be implemented.  PPACA reduces the market basket update for hospitals beginning in 2012 by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private non-farm business multifactor productivity.  In addition to the productivity adjustment, the market basket will be reduced by .25% in 2011, .1% in 2012 and 2013, by .3% in 2014, by .2% in 2015 and 2016, and by .75% in 2017, 2018 and 2019.  These reductions to the Hospitals’ reimbursements for inpatient services under Medicare by PPACA will adversely affect our business.

●
Decreases in Medicare and Medicaid DSH Payments.    Commencing in federal fiscal year 2014, Medicare disproportionate share hospital (“DSH”) payments will be reduced initially by 75% and increased thereafter to account for the national rate of consumers who do not have healthcare insurance and are provided uncompensated care.  Commencing in 2014, a state’s Medicaid DSH allotment from federal funds will also be reduced.  PPACA mandates reductions in Medicaid DSH allotment to states for the years 2014 through 2020.  Any reductions to our reimbursement under Medicare and Medicaid programs by PPACA could adversely affect our business.  These reductions in Medicare and Medicaid DSH payments could adversely affect our business.

●
Medicaid Expansion.  Medicaid programs will be expanded to a broader population with incomes up to 133% of federal poverty levels.  Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  To a lesser extent, PPACA also expands the Children’s Health Insurance Program (“CHIP”).  Our Hospitals could achieve increased revenues from providing care to individuals who, prior to PPACA, were previously uninsured.

PPACA also contains several provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries.  We anticipate these provisions, including those described below, may have a material effect on our business.

●
Hospital Readmissions Reduction Program.  Commencing in federal fiscal year 2012, Medicare payments that would otherwise be made to hospitals will be reduced by specified percentages to account for excess and “preventable” hospital readmissions.

●
Medicare and Medicaid Payment Reductions for Hospital-Acquired Conditions.  A hospital-acquired condition (“HAC”) is a condition that is acquired by a patient while admitted as an inpatient to a hospital.  Beginning in 2015, the 25% of hospitals with the highest national HAC rates will receive a 1% reduction in their Medicare payments for inpatient services.  Similarly, under the Medicaid program, effective July 1, 2011, PPACA prohibits the use of federal funds to reimburse providers for medical services furnished to treat HACs.  To the extent that Medicare or Medicaid patients are admitted to the Hospitals to treat HACs, the Hospitals’ reimbursements could be reduced.

●
Value-Based Purchasing.  Effective in 2012, a value-based purchasing program will be established under the Medicare program designed to pay hospitals based on performance of quality measures.  Where a hospital meets or exceeds the quality measures for the given time period, the base operating diagnosis related group payment amount is increased by a percentage for the fiscal year following that time period.  Where a hospital does not meet the quality measures for a given time period, the base operating diagnosis related group payment amount is decreased by a percentage for the fiscal year following the time period.  To the extent that the Hospitals meet or fail to meet the quality metrics under the value-based purchasing program, their reimbursements for hospital services furnished to Medicare patients may be affected.

●
Accountable Care Organizations.  PPACA requires the Secretary to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”), beginning no later than January 1, 2012.  If the Hospitals receive approval to participate in the Shared Savings program, reimbursements for inpatient and outpatient services may be affected.

●
Bundled Payment Pilot Program.  In addition to the Medicare Shared Savings Program, PPACA requires the Secretary to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013.  If the Hospitals receive approval to participate in the pilot program, their reimbursements for inpatient and outpatient services may be affected.

As a result of PPACA’s passage, the healthcare industry will be subjected to significant new statutory and regulatory requirements and consequently to structural and operational changes and challenges for a substantial period of time.  We will continue to assess the effect of PPACA and additional legislation on current and projected operations, financial performance and financial condition.

Medicare

Generally.  Each of the Hospitals participates in the Medicare program.  Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease.  Under the Medicare program, we are paid for inpatient and outpatient services performed by the Hospitals.  Our Hospitals continue to be affected by changes occurring in laws and regulations pertaining to Medicare, which are often designed to reduce the rate of increase in Medicare.

Inpatient Acute Care Services.  Medicare pays most Hospitals for services furnished to inpatients under a system known as the Prospective Payment System (“PPS”) where hospitals are paid for services based on predetermined rates.  Medicare payments under PPS are based on the Diagnosis Related Group (“DRG”) to which each Medicare patient is assigned.  The DRG is determined by the patient’s primary diagnosis and other factors for each particular Medicare inpatient stay.  The amount to be paid for each DRG is established prospectively by the Center for Medicare and Medicaid Services (“CMS”).  The DRG amounts are not directly related to a hospital’s actual costs or variations in service or length of stay.  Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources.  Payment limitations implemented by other third party payors may restrict the ability of a hospital to engage in such “cost-shifting.”  In 2008, CMS replaced the existing 538 DRGs with 745 new severity-adjusted diagnosis related groups (“Medicare Severity DRGs” or “MS-DRGs”).  The new MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients.

The DRG rates are adjusted by an update factor on October 1 of each year.  The index used to adjust the DRG rates, known as the “market basket index,” takes into consideration the inflation experienced by hospitals in purchasing goods and services.  Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.  Also, as discussed above, PPACA provides for annual decreases to the market basket.  There is no assurance that in the future the Hospitals will be paid amounts that will reflect adequately changes in the cost of providing healthcare or in the cost of healthcare technology being made available to patients.  On July 30, 2010, CMS issued the “Changes to the Hospital Inpatient Prospective Payment systems for Acute Care Hospitals and Fiscal Year 2011 Rates” (“IPPS Final Rule”).  The IPPS Final Rule includes the following payment and policy changes for discharges on or after October 1, 2010:

●
A net market basket increase of 2.35%, which includes a full market basket increase of 2.6% minus the 0.25% reduction required by PPACA for MS-DRG operating payments for hospitals reporting specified quality measure data; hospitals that successfully report quality measures included in the Hospital Inpatient Quality Reporting (“HIQR”) program will receive the 2.35% update for 2011; hospitals that do not participate in the quality reporting program will receive an update of 0.35%.

●	A net increase of 1.25% for MS-DRG capital payments, which includes a capital update increase of 1.5% minus the 0.25% reduction as called for by PPACA for MS-DRG capital payments;
●
An additional reduction of 2.9% to the operating and capital rate updates to recoup 50% of the estimated overpayments in FFYs 2008 and 2009 due to hospital coding and documentation processes in connection with the transition to MS-DRGs;

●	A decrease in the cost outlier threshold from $23,135 to $23,075; and
●
The addition of 12 new quality measures to the HIQR program and the retirement of one measure (10 of the new measures will be considered in determining a hospital’s FFY 2012 update; the remaining two measures to be reported in 2011 will be considered in a hospital’s FFY 2013 update).

CMS projects that the combined effect of all changes included in the IPPS Final Rule will result in an average 0.4% decrease in payments to hospitals located in large urban areas (populations over one million).  Because of the uncertainty of factors that may influence our inpatient PPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot estimate the impact of the payment changes in the IPPS Final Rule in our annual Medicare inpatient net revenues.

Outpatient Services.  Hospital outpatient services, including hospital operating and capital costs, are reimbursed on a PPS basis.  All services paid under the outpatient PPS are classified into groups called Ambulatory Payment Classifications (“APCs”).  Services in each APC are similar clinically and in terms of the resources they require.  Using hospital outpatient claims data from the most recent available hospital cost reports, CMS determines the median costs for the services and procedures in each APC group, and a payment rate is established for each APC.  Depending on the services provided, hospitals may be paid for more than one APC for an encounter.  CMS will make additional payment adjustments under outpatient PPS including “outlier” payments for services where the hospital’s cost exceeds 2.5 times the APC rate for that service.  In addition, certain other changes have reduced coinsurance payments below what they would have originally been under outpatient PPS.  Several Medicare Part B services are specifically excluded from this rule, including certain physician and non-physician practitioner services, ambulance, clinical diagnostic laboratory services and non-implantable orthotics and prosthetics, physical and occupational therapy, and speech language pathology services.

OPPS rates are adjusted annually based on the hospital inpatient market basket percentage increase.  For calendar year 2011, CMS implemented a market basket update of 2.6%.  However, PPACA provides for the following reductions to the market basket update for each of the following calendar years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019.  With the 0.25% reduction required by PPACA for 2011, the 2011 market basket update will be 2.35%.

For calendar year 2012 and each subsequent calendar year, PPACA requires the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected according to nationwide productivity gains over the preceding 10 years. To determine the projection, the U.S. Department of Health and Human Services (“HHS”) will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity.  PPACA does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019.

CMS continues to require hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS.  CMS requires hospitals to report 15 quality measures in calendar year 2011 to avoid reduced payments in calendar year 2012.  Hospitals that do not take party in the quality reporting program or that did not successfully report their quality measures will have their update reduced by two percentage points.

Medicare Managed Care.  The Medicare program allows various managed care plans, known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program.  Under the Medicare Advantage program, these private companies agree to accept a fixed, per beneficiary payment from the Medicare program to cover all care that the beneficiary may require.  Healthcare providers must contract with Medicare Advantage plans to treat Medicare Advantage enrollees at agreed upon rates.  Covered inpatient and emergency services rendered to a Medicare Advantage beneficiary by a hospital that is an out-of-plan provider (i.e., that has not entered into a contract with a Medicare Advantage plan) will be paid at Medicare fee-for-service payment rates as payment in full.

PPACA reduces, over a three year period, premium payments to managed Medicare plans such that CMS’s managed care per capita premium payments are, on average, equal to traditional Medicare.  PPACA also implements fee payment adjustments based on service benchmarks and quality ratings.  The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion.  In addition, PPACA expands the RAC program to include Medicare managed care plans.  In light of the current economic downturn and PPACA, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.  All or any of these outcomes may have a disproportionately negative effect upon those providers with relatively high dependence upon Medicare managed care revenues.

Medicaid and Medi-Cal (California’s Medicaid Program)

Generally.  Medicaid programs are funded jointly by the federal government and the states and are administered by statutes under approved plans.  Medicaid reimbursement is often less than a hospital’s cost of services.

As referenced above, PPACA requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level by 2014.  However, PPACA also requires states to apply a 5% income disregard to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the poverty level.

Many states, including California, are adopting budgets that reduce their Medicaid expenditures.  The current economic downturn has increased the budgetary pressures on California, and these pressures have resulted in decreased spending in California’s Medicaid program, known as “Medi-Cal.”  State lawmakers recently approved a final budget proposal that reduces Medi-Cal program funding by $1.6 billion.  The reduction includes a 10 percent reduction in provider payments.   It also increases Medi-Cal beneficiaries’ share of cost for service payment, decreases annual dollar caps on services, and reduces funding for Adult Day Healthcare.  These reductions are only partially offset by federal stimulus spending, which is scheduled to expire in June 2011.

The Medi-Cal program is a joint federal/state program that provides healthcare services to certain persons who are financially needy.  Each of the Hospitals participates in the Medi-Cal program.  The Medi-Cal program includes both a fee-for-service component and a managed care component.

Fee-for-Service Program.  Inpatient hospital services under the fee-for-service component are reimbursed primarily under the Selective Provider Contracting Program (“SPCP”).  Provider agreements under the SPCP are negotiated by the California Medical Assistance Commission (“CMAC”).  The Hospitals are located in areas which are currently “closed areas” under the SPCP.  In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital and additional care rendered to emergency patients who cannot be so stabilized for transfer or where no contracting hospital accepts the patient).  Contracting hospitals are generally paid for these services on the basis of all inclusive per diem rates they negotiate under their SPCP/CMAC contracts.

Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP/CMAC contracts in order to be paid for their outpatient services.  Each Hospital currently has an SPCP/CMAC contract in which it is contractually bound to continue until either party terminates the contract, and there can be no assurance that the Hospital will maintain SPCP status or that the current Medi-Cal payment arrangements will continue.  There can be no assurance that the SPCP/CMAC contract rates paid to the Hospitals will cover each Hospital’s cost of providing care.  The Medi-Cal payment rates for outpatient services cover only a small portion of a Hospital’s cost of providing care.

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

Mid-year 2006, CalOptima focused on entering into contracts with hospitals on a fee-for-services basis for managed care Medi-Cal enrollees managed directly by CalOptima and CalOptima’s capitated hospitals.  The rates in these contracts are based on the greater of a county wide rate established by CalOptima based on past average SPCP/CMAC rates or the individual hospital’s SPCP/CMAC rate.  Chapman Medical Center, Coastal Communities Hospital, Western Medical Center - Anaheim and Western Medical Center - Santa Ana entered into these CalOptima fee for service contracts effective June 2006.  All four Hospitals maintained their Medi-Cal managed care contract at the end of the fourth quarter.  There can be no assurance that the amount paid to any of the Hospitals for services covered under CalOptima which are covered or not covered under a contract between CalOptima and each Hospital will be adequate to reimburse a Hospital’s costs of providing care.

Medi-Cal DSH Payments.  Some of the Hospitals receive substantial additional Medi-Cal reimbursement as a DSH hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund.  Hospitals qualify for additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients.  Payments to a hospital are determined on a formula basis set forth in California law and the Medi-Cal State Plan.  Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with the CMAC.  The Medi-Cal funding for DSH hospitals, however, is dependent on state general funding appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs.  As referenced above, under PPACA, beginning on October 1, 2013 in fiscal years 2014 through 2020, a state’s Medicaid DSH allotment from federal funds will be substantially reduced pursuant to a methodology, determined by the Secretary of HHS, that makes the greatest cuts in states that direct the lowest amount of DSH allotments and the lowest percentage of uninsured.

Medicare and Medicaid Recovery Audit Contractor Initiatives

Section 302 of the Tax Relief and Health Care Act of 2006 authorized a permanent program involving the use of third-party recovery audit contractors (“RACs”) to identify Medicare overpayments and underpayments made to providers.  RACs are compensated based on the amount of both overpayments and underpayments they identify by reviewing claims submitted to Medicare for correct coding and medical necessity.  Payment recoveries resulting from RAC reviews are appealable through administrative and judicial processes.

PPACA expanded the RAC program’s scope by requiring all states to enter into contracts with RACs by December 31, 2010 to audit payments to Medicaid providers.  CMS issued a letter to state Medicaid directors on October 1, 2010 that (1) provided preliminary guidance to states on the implementation of Medicaid RAC programs, (2) created a deadline of December 31, 2010 for states to establish RAC programs, and (3) established a deadline of April 1, 2011 for states to fully implement their Medicaid RAC programs.  On February 1, 2011, CMS issued a notice temporarily suspending the requirement that states implement their RAC programs until the final Medicaid RAC rule is issued.

We cannot predict with certainty the impact of the Medicare and Medicaid RAC programs on our future operations or business.

Workers’ Compensation Reimbursement

Fee Schedules.  A portion of the Hospitals’ revenues are expected to come from Workers’ Compensation program reimbursements.  As part of an effort in 2003 to control costs under the Workers’ Compensation program, the California legislature enacted Labor Code Section 5307.1, which sets reimbursement for hospital inpatient and outpatient services, including outpatient surgery services, at a maximum of 120% of the current Medicare fee schedule for hospitals.  The Administrative Director of the Division of Workers’ Compensation is authorized to develop and, after public hearings, to adopt a fee schedule for outpatient surgery services, but this schedule may not be more than 120% of current Medicare payment rates for hospitals.  This fee limitation caps the amount that the Hospitals can be paid for their services provided to Workers’ Compensation patients.  We can provide no assurance that the amount of revenues attributable to these payments may not be reduced in the future, which reductions may have an adverse financial impact on the Company.

Provider Networks.  Under California law, employers may establish medical provider networks for Workers’ Compensation patients and may restrict their employees’ access to medical services to providers that are participants in those networks.  Employers are free to choose which providers will and will not participate in their networks, and employers pay participating providers on the basis of negotiated rates that may be lower than those that would otherwise be provided for by the Workers’ Compensation fee schedules.  Employers may also choose to contract with licensed Health Maintenance Organizations (“HMO”) and restrict access by their employees to participating providers of these HMOs.  The Hospitals are participating providers in Workers’ Compensation networks, and to the extent that the Hospitals are required to negotiate and accept lower reimbursement rates to participate in these networks, there may be an adverse financial impact on the Company.  Also, network providers are required to provide treatment in accordance with utilization controls to be established by the Department of Workers’ Compensation.  Therefore, as network participants, such utilization controls may limit the services for which the Hospitals are reimbursed, which could have an adverse financial impact on the Company.

Commercial Insurance

Many private insurance companies contract with hospitals on a “preferred” provider basis, and many insurers have introduced plans known as preferred provider organizations (“PPO”).  Under preferred provider plans, patients who use the services of contracted providers are subject to more favorable copayments, coinsurance and deductibles than apply when they use non-contracted providers.  In addition, under most HMOs, private payors limit coverage to those services provided by selected hospitals.  With this contracting authority, private payors direct patients away from non-selected hospitals by denying coverage for services provided by them.

The Hospitals currently have several managed care contracts.  However, if the Company’s managed care rates become less favorable, or if the Company loses contracts and becomes out-of-network for more patients, the Company’s profitability may be unfavorably affected.

Electronic Health Records

The 2009 American Recovery and Reinvestment Act (“ARRA”) provides stimulus monies for hospitals and physicians that are meaningful users of electronic health records (“EHR”) beginning in 2011, and imposes penalties on providers who are not meaningful users by the end of 2015.  The intent is to promote the use of technology to improve health outcomes and reduce healthcare costs.  To become a meaningful EHR user, a provider must adopt a “certified EHR system” according to HHS standards that include e-prescribing.  Also, the user must demonstrate that it engages in the exchange of health information to promote quality of care and coordination, and reports on clinical quality efforts.

On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of EHRs. One of the rules defines the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under ARRA. The meaningful use final rule includes the following provisions:

●
To demonstrate that they are meaningful EHR users, hospitals meet 14 core objectives, and also meet five of 10 optional objectives (the remaining five optional objectives are deferred until year two of EHR adoption);

●	Hospitals must meet 15 clinical quality measures;
●	The administrative simplification objectives for electronic claims submission and eligibility checks are postponed until a future rulemaking; and
●	States may only tailor the federal meaningful use definition as it pertains specifically to public health objectives and data registries.

The other final rule released on July 13, 2010 describes the technical capabilities required for certified EHR technology. Hospitals and other providers must adopt certified EHR technology, as well as demonstrate meaningful use to qualify for the federal incentive payments.

The Hospitals will endeavor to qualify for available stimulus monies and avoid penalties, and to generally maximize the use of EHR.  However, the purchase and implementation of EHR systems can be expensive.  Further, as the health information becomes more pervasive, we anticipate additional regulations and costs related to the exchange of health information on a regional and national basis.

The Federal Emergency Medical Treatment and Active Labor Act

In response to concerns regarding inappropriate hospital transfers of emergency patients based on the patient’s inability to pay for the services provided, Congress enacted the Emergency Medical Treatment and Labor Act (“EMTALA”) in 1986.  This so-called “anti-dumping” law imposes certain requirements on hospitals with Medicare provider agreements to (1) provide a medical screening examination for any individual who comes to the hospital’s emergency department, (2) provide necessary stabilizing treatment for emergency medical conditions and labor, and (3) not transfer a patient until the individual is stabilized, unless the benefits of transfer outweigh the risks or the patient gives informed consent to the transfer.  Since the Hospitals must provide emergency services without regard to a patient’s ability to pay, complying with EMTALA could have an adverse impact on the profitability of the Hospitals, depending upon the number of such patients treated in or through the emergency room.  Failure to comply with the law can result in exclusion of the physician from the Medicare and/or Medicaid programs or termination of the hospital’s Medicare provider agreements, as well as civil penalties.

Anti-Kickback, Fraud and Self-Referral Regulations

Federal Anti-Kickback Law.  The Social Security Act’s illegal remuneration provisions (the “Anti-kickback Statute”) prohibit the offer, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (a) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal healthcare program, which includes Medicare, Medicaid and TRICARE (formerly CHAMPUS, which provides benefits to dependents of members of the uniformed services) and any state healthcare program, or (b) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under the above payment programs.  The Anti-kickback Statute contains both criminal and civil sanctions, which are enforced by the Office of Inspector General (“OIG”) of HHS and the United States Department of Justice.  The criminal sanctions for a conviction under the Anti-kickback Statute are imprisonment for not more than five years, a fine of not more than $50,000 for each offense, or both, with higher penalties potentially being imposed under the federal Sentencing Guidelines.  In addition to the imposition of criminal sanctions, the Secretary of HHS may exclude any person or entity that commits an act described in the Anti-kickback Statute from participation in the Medicare program and direct states to also exclude that person from participation in state healthcare programs.  The Secretary of HHS can exercise this authority based on an administrative determination, without obtaining a criminal conviction.  The burden of proof for the exclusion would be one that is customarily applicable to administrative proceedings, which is a lower standard than that required for a criminal conviction.  In addition, violators of the Anti-kickback Statute may be subject to a civil money penalty of $50,000 for each prohibited act, and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose.

PPACA amended the Anti-kickback Statute to provide that knowledge of the law or the intent to violate the law is not required to create a violation.  In addition, under PPACA, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

There is ever-increasing scrutiny by federal and state law enforcement authorities, OIG, HHS, the courts, and Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities.  The law enforcement authorities, the courts, and Congress have also demonstrated a willingness to look behind the formalities of an entity’s structure to determine the underlying purpose of payments between healthcare providers and potential referral sources.  Enforcement actions have increased and, generally, the courts have broadly interpreted the scope of the Anti-kickback Statute.  Some courts have held that the Anti-kickback Statute may be violated if merely one purpose of a payment arrangement is to induce referrals.  In addition, the OIG has long been on record that it believes that physician investments in healthcare companies can violate the Anti-kickback Statute and the OIG has demonstrated an aggressive attitude toward enforcement of the Anti-kickback Statute in the context of ownership relationships.

The OIG has issued regulations specifying certain payment practices that will not be treated as a criminal offense under the Anti-kickback Statute and that will not provide a basis for exclusion from the Medicare or Medicaid programs (the “Safe Harbor Regulations”).  These regulations include, among others, safe harbors for certain investments in both publicly traded and non-publicly traded companies.  However, physician investments in the Company will not be protected by either of these safe harbor regulations.  Nevertheless, the fact that a specific transaction does not meet all of the criteria of a “safe harbor” does not mean that such transaction constitutes a violation of the Anti-kickback Statute, and the OIG has indicated that any arrangement that does not meet all of the elements of a safe harbor will be evaluated on its specific facts and circumstances to determine whether the Anti-kickback Statute has been violated and, thus, if prosecution is warranted.

The OIG is authorized to issue advisory opinions which interpret the Anti-kickback Statute.  Several advisory opinions address and analyze the legality of physician-investment in healthcare businesses.  Based on our review of these advisory opinions, we believe that the OIG would be unlikely to issue an advisory opinion that protects all physician investment in the Company.  Thus, the Company has not requested an advisory opinion from the OIG.  However, the Company believes that its physician-investors are not in violation of the Anti-kickback Statute.  This conclusion is based upon a federal court decision involving physician-investment in clinical laboratories, and a review of the terms of the physician’s purchase of ownership interests in the Company by Orange County Physician Investment Network, LLC (“OC-PIN”) (which is owned by physicians that refer patients to the Hospitals).

California Anti-Kickback Prohibitions.  California law prohibits the offer, delivery, receipt or acceptance by a licensed person of any remuneration as compensation or an inducement for referring patients.  The California statute applies to all patients, regardless of payor, and therefore is not limited to referrals of Medicare or Medi-Cal beneficiaries.  There are no “safe harbors” under California’s Anti-kickback Statute, however, there are exceptions that are not similarly reflected in the federal Anti-kickback statute.  The California statute specifically provides that a medically necessary referral is not illegal where the referring physician has an ownership interest in the healthcare facility to which the referral is made, provided that the physician’s return on investment is based upon the amount of the physician’s capital investment or proportional ownership and such ownership is not based upon the number or value of patients referred.  The Company believes that the return on investment paid to the physician-investors is relative to their proportional ownership interest, and therefore the Company’s physician-investors are not in violation of California’s Anti-kickback Statute.

California law contains a separate prohibition against kickbacks for the referral of Medi-Cal patients.  California’s Medi-Cal fraud and abuse statute prohibits the solicitation or receipt of any remuneration including kickbacks, in return for the referral of any individual to a person for furnishing any services or merchandise which is paid for by Medi-Cal.  A violation of this law can result in punishment upon a first conviction by imprisonment in the county jail for not longer than one year, or state prison, or by a fine not exceeding $10,000, or by both imprisonment and fine.  California’s Attorney General has relied upon exceptions set forth in federal law when reviewing a physician’s ownership in a medical device company.  Therefore, as the Company believes that its physician-investors are not in violation of the federal Anti-kickback Statute, they should similarly be considered compliant with California’s Medi-Cal Anti-kickback Statute.

The Federal False Claims Act.  The federal government is authorized to impose criminal, civil, and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs.  In addition to other federal criminal and civil laws which punish healthcare fraud, the federal government, over the past several years, has accused an increasing number of healthcare providers of violating the federal civil False Claims Act.  The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the federal government; (2) knowingly uses a false record or statement to obtain payment; or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim.  Recently, provisions of the False Claims Act were clarified under the Fraud Enforcement and Recovery Act of 2009 to eliminate the requirement that a false claim be presented to a federal official, or that it directly involves federal funds (i.e., indirect payments to a subcontractor are covered).  False claims allegations could arise, for example, with respect to the Hospital’s billings to the Medicare program for its services or the submission by the Hospital of Medicare cost reports.  Also, under PPACA, the False Claims Act is now implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. One must act “knowingly” to violate the False Claims Act.  The False Claims Act defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for, or intentional ignorance of, the truth or falsity of a claim.  A party that does not “knowingly” submit false claims is not liable under the False Claims Act.  Because the Hospitals perform hundreds of procedures a year for which they submit claims to Medicare, submission of claims known to be erroneous, or submission of claims in reckless disregard of their truth or falsity, could result in significant civil penalties for the Hospitals under the False Claims Act.  The Hospitals have significant quality control measures in place to identify and correct any errors in coding and claim submission that could lead to False Claims Act violations.

Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government.  These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement.  Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case.  Although the Company intends the Hospitals to comply with both federal and state laws related to the submission of claims, there can be no assurance that a determination that we have violated these claims-related laws will not be made, and any such determination would have a material adverse effect on the Company.

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

The Secretary of HHS, acting through the OIG, has both mandatory and permissive authority to exclude individuals and entities from participation in federal healthcare programs pursuant to this statute.  Also, it is a criminal federal healthcare fraud offense to: (1) knowingly and willfully execute or attempt to execute any scheme to defraud any healthcare benefit program, including any private or governmental program; or (2) to obtain, by means of false or fraudulent pretenses, any property owned or controlled by any healthcare benefit program.  Penalties for a violation of this federal law include fines and/or imprisonment, and a forfeiture of any property derived from proceeds traceable to the offense.  In addition, if an individual is convicted of a criminal offense related to participation in the Medicare program or any state healthcare program, or is convicted of a felony relating to healthcare fraud, the Secretary of HHS is required to bar the individual from participation in federal healthcare programs and to notify the appropriate state agencies to bar the individuals from participation in state healthcare programs.

While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its criminal, civil, and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.  In addition, some courts have held that a violation of the Stark Law or the Anti-kickback Statute can result in liability under the federal False Claims Act.  PPACA clarified this issue with respect to the Anti-kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the False Claims Act.  Noncompliance with other regulatory requirements can also lead to liability under the False Claims Act if it can be established that compliance with those requirements are necessary in order for a hospital to be paid for its services.

Claims filed with private insurers can also lead to criminal and civil penalties under federal law, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes and of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) provisions which have made the defrauding of any healthcare insurer, whether public or private, a crime.  The Hospitals are also subject to various state insurance statutes and regulations that prohibit the Hospitals from submitting inaccurate, incorrect or misleading claims.  The Company intends that the Hospitals will comply with all state insurance laws and regulations regarding the submission of claims.  IHHI cannot assure, however, that each Hospital’s insurance claims will never be challenged or that the Hospitals will in all instances comply with all laws regulating their claims.  If a Hospital is found to be in violation of a state insurance law or regulation, the Hospital could be subject to fines and criminal penalties, which would have an adverse effect on the Company’s business and operating results.

Federal Physician Self-Referral Law.  Provisions of the Social Security Act commonly referred to as the Stark Law prohibit referrals by a physician of Medicare patients to providers for a broad range of health services if the physician (or his or her immediate family member) has an ownership or other financial arrangement with the provider, unless an exception applies.  The “designated health services” to which the Stark Law applies include all inpatient and outpatient services provided by hospitals.  Hospitals cannot bill for services they provide as a result of referrals that are made in violation of the Stark Law.  In addition, a violation of the Stark Law may result in a denial of payment, require refunds to patients and to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for certain “circumvention schemes” and exclusion from participation in Medicare, Medicaid, and other federal programs.  Violations of the Stark Law may also be actionable as violations of the federal False Claims Act.

Notwithstanding the breadth of the Stark Law’s general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician’s ownership is in the hospital itself, and not merely in a subdivision of the hospital.  The Hospitals intend to rely upon this exception to protect the ownership interests that physicians hold in them.  PPACA made changes to this exception by effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the PPACA’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

In addition to physician ownership, the Hospitals have arrangements by which they compensate various physicians for services.  Payments by the Company to such physicians will constitute financial relationships for purposes of the Stark Law.  Exceptions exist under the Stark Law and its implementing regulations for various types of compensation relationships.  The Company strives to ensure that all of its financial relationships qualify for one or more exceptions to the Stark Law.  However, there can be no assurance that the Company will be successful in structuring all of its relationships with physicians so as to qualify for protection under one or more of the Stark Law’s exceptions.

California Physician Self-Referral Law.  In California, the legislature has enacted two laws which broadly prohibit physician self-referral of patients. The first law has applied to workers injured on or after January 1, 1994.  The other became operative on January 1, 1995, and applies to all patient referrals, regardless of the patient’s payor.  Generally, these laws prohibit physicians from referring patients to health-related facilities in which they have an ownership interest, except in limited circumstances.

Both laws contain a broad exception permitting physicians to refer patients to hospitals, so long as the referring physician is not compensated by the hospital for the referral, and any equipment lease between the hospital and the physician satisfies certain requirements.  An additional requirement applies to referrals of Workers’ Compensation patients.  Namely, any non-emergency imaging services performed for a Workers’ Compensation patient with equipment that, when new, had a value of $400,000 or more, must be pre-approved by the Workers’ Compensation insurer or self-insured employer.  This provision may require preauthorization for MRI services ordered by the Hospitals’ physician-owners and others who have financial relationships with the Company.  It is possible that insurers may refuse to provide any required preauthorizations in connection with referrals of Workers’ Compensation patients made to the Hospitals by physicians with whom they have financial relationships.  However, given that MRI services for Workers’ Compensation patients are not anticipated to represent a significant portion of the Hospitals’ services, the Company does not believe that any such refusals to provide required preauthorizations would have a material impact upon its financial position.  Otherwise, the Company expects referrals from physician-owners to the Hospitals to fit within the above exceptions.

Disclosure of Financial Interests

California law provides that it is unlawful for a physician to refer a patient to an organization in which the physician or a member of the physician’s immediate family has a significant beneficial interest unless the physician first discloses in writing to the patient that there is such an interest and advises the patient regarding alternative services, if such services are available.  A “significant beneficial interest” means any financial interest equal to or greater than the lesser of five percent of the total beneficial interest, or $5,000.  This disclosure requirement may be satisfied by the posting of a conspicuous sign likely to be seen by all patients who use the facility or by providing patients with written disclosure statements.  Physicians must disclose the names of entities in which they hold significant financial interests to a patient’s payor upon the request of the payor (not to be made more than once a year).  A violation of this disclosure requirement constitutes “unprofessional conduct,” and is grounds for the suspension or revocation of the physician’s license.  Further, it is deemed a misdemeanor punishable by imprisonment not to exceed six months, or by a fine not to exceed $2,500.

In addition, California’s general self-referral laws require that any physician who refers a person to, or seeks consultation from an organization in which the physician has a financial interest, must disclose the financial interest to the patient, or the parent or legal guardian of the patient, in writing, at the time of the referral or request for consultation.  This requirement applies regardless of whether the financial interest is otherwise protected by one of the exemptions under the self-referral law.  There is no minimum threshold of ownership required in order for this disclosure requirement to be triggered, and this disclosure requirement cannot be satisfied by the posting of a sign.  A violation of this disclosure requirement may be subject to civil penalties of up to $5,000 for each offense.  Physician investors in the Company will be individually responsible for complying with these disclosure requirements with respect to their referrals to the Hospital.  The obligation of physicians with financial interests in the Company to make such disclosures or the effect of such disclosures on patients may have an adverse impact on the Company.

Health Insurance Portability and Accountability Act

HIPAA mandated the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.  Under HIPAA, healthcare providers and other “covered entities” such as health insurance companies and other third-party payors, must adopt uniform standards for the electronic transmission of billing statements and insurance claims forms.  These standards require the use of standard data formats and code sets when electronically transmitting information in connection with health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.  PPACA requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transmission.

HHS also has promulgated HIPAA security standards and privacy standards which are aimed, in part, at protecting the confidentiality, availability and integrity of health information by “covered entities,” including health plans, healthcare clearinghouses and healthcare providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format.  Recently, the 2009 ARRA amended HIPAA to include “business associates,” i.e., those entities that perform business functions for health plans, clearinghouses and providers, as covered entities effective February 17, 2010 or a date set by HHS.  The privacy standards require compliance with rules governing the use and disclosure of patient health and billing information.  They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to which we disclose such information to perform functions on our behalf.  These provisions required us to implement expensive computer systems, employee training programs and business procedures to protect the privacy and security of each patient health information and enable electronic billing and claims submissions consistent with HIPAA.  On July 14, 2010, HHS issued a proposed rule that would implement many of these ARRA provisions. If finalized, these changes may require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations.

The security standards require us to maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  Under ARRA, covered entities, including the Hospitals, must notify patients of most security breaches pursuant to HHS regulations and on the effective date established by HHS.

HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply.  These fines and penalties were strengthened under ARRA to provide for a penalty in the amount of $1,000 per violation due to “reasonable cause and not to willful neglect” (with a maximum penalty of $100,000); up to $10,000 for each violation due to willful neglect that is corrected (subject to a $250,000 maximum); and up to $50,000 for each willful violation that is not corrected properly (subject to a maximum penalty of $1.5 million dollars during a calendar year).

California Confidentiality of Medical Information Act

A major source of the obligation to protect the privacy or medical information is the Confidentiality of Medical Information Act (“CMIA”), California’s general health information privacy law.  The CMIA applies to healthcare providers, including hospitals, and several other types of entities.  The CMIA prohibits the use or disclosure of health information “for any purpose not necessary to provide health care services to the patient,” unless the individual authorizes it or it is otherwise permitted by the CMIA.

The CMIA allows a person whose medical information has been used or disclosed in violation of the CMIA to recover compensatory damages for resulting economic loss or personal injury; nominal damages in the amount of $1,000 (whether or not actual damages were sustained); punitive damages of up to $3,000; attorney fees of up to $1,000; and the costs of litigation.  A violation of the CMIA that results in economic loss or personal injury to a patient is also a misdemeanor.  The CMIA further provides for civil penalties, ranging from $2,500 for negligent disclosures of medical information in violation of the CMIA to $250,000 for knowing and willful disclosures for the purposes of financial gain.  Any wrongful disclosure of patient medical information by the Hospitals may result in significant financial penalties to the Hospitals, and would have an adverse effect on the Company’s business.

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

Certain Antitrust Considerations

The addition of physician-investors in the Company could affect competition in the geographic area in which its Hospitals operate.  Such effects on competition could give rise to claims that the Hospitals and physician-investors violate federal and state antitrust and unfair competition laws under a variety of theories.  There can be no assurance that the Federal Trade Commission, the Antitrust Division of the Department of Justice, or any other party, including a physician participating in the Company’s business, or a physician denied participation in the Company’s business, will not challenge or seek to delay or enjoin the activities of the Company on antitrust grounds.  If such a challenge is made, there can be no assurance that such challenge would be unsuccessful.  We have not obtained an analysis of any possible antitrust implications of the activities of the Company or of the continuing arrangements and anticipated operations of the Hospitals.

Licensing, Certification, Accreditation, Surveys, Investigations and Audits

Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements.  These include requirements relating to Medicare and Medi-Cal participation and payment, state licensing agencies, private payors and the Joint Commission on Accreditation of Healthcare Organizations (the “Joint Commission”).  Renewal and continuance of certain of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company.  Some investigations by licensing bodies can result in financial penalties to the Hospitals.  These activities generally are conducted in the normal course of business of health facilities.  Nevertheless, an adverse determination could result in a loss or reduction in a Hospital’s scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted.  Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues, or the loss of the Company’s ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

The hospital industry has seen a number of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals.  Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts.  PPACA includes additional federal funding of $350 million over the next 10 years to fights healthcare fraud, waste and abuse, including $105 million for federal fiscal year 2011 and $65 million in federal fiscal year 2012.  The operational mission of the OIG is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting the healthcare industry, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

The laws and regulations with which we must comply are complex and subject to change.  In the future, different interpretations or enforcement of these laws and regulations could subject our operations to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Earthquake Safety Compliance

The Hospitals are located in an area near active and substantial earthquake faults.  The Hospitals carry earthquake insurance with a policy limit of $50.0 million.  A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

In addition, the State of California has imposed new hospital seismic safety requirements.  Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future.  In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs.

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

There are additional requirements that must be complied with by 2030.  The costs of meeting these requirements have not yet been determined.  Compliance with seismic ordinances will be a costly venture and could have a material adverse effect on the Company’s cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

Environmental Regulations

The Hospitals are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment.  Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations.  Our operations are also subject to various other environmental laws, rules and regulations.  Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities.  Remediation costs relating to toxic substances, if encountered during construction, could be material to the Company.

Corporate History

The Company was originally incorporated under the laws of the State of Utah on July 31, 1984 under the name “Aquachlor Marketing Inc.”  On December 23, 1988, the Company reincorporated in the State of Nevada.  From 1989 until 2003, the Company was a development stage company with no material assets, revenues or business operations.  On November 18, 2003, a group of investors purchased a controlling interest in the Company (then known as First Deltavision) with the objective of transforming the Company into a leading provider of high quality, cost-effective healthcare through the acquisition and management of financially distressed and/or underperforming hospitals and other healthcare facilities.  On September 29, 2004, the Company entered into a definitive agreement to acquire the four Hospitals from Tenet and the transaction closed on March 8, 2005.

In the first quarter of 2004, the Company changed its fiscal year end from June 30 to December 31, and changed the Company’s name to “Integrated Healthcare Holdings, Inc.”  On December 21, 2006, the Company changed its fiscal year end from December 31 to March 31.  Our principal executive offices are located at 1301 North Tustin Avenue, Santa Ana, California 92705, and our telephone number is (714) 953-3503.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the following information about these risks, together with the other information contained in this report.  Our business is subject to a number of risks and uncertainties—many of which are beyond our control—that may cause our actual operating results or financial performance to be materially different from our expectations.  You should carefully consider the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our operations.  If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K including our consolidated financial statements and related notes.  In such case, the trading price of our common stock could decline, and shareholders could lose all or part of their investment.

WE MUST OBTAIN ADDITIONAL CAPITAL WHICH, IF OBTAINED THROUGH THE ISSUANCE OF EQUITY SECURITIES, WILL LIKELY RESULT IN SUBSTANTIAL DILUTION TO OUR CURRENT SHAREHOLDERS

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

WE ARE CURRENTLY INVOLVED IN LITIGATION WITH VARIOUS CURRENT AND FORMER MEMBERS OF OUR BOARD OF DIRECTORS AND A SIGNIFICANT SHAREHOLDER

On May 10, 2007, the Company filed suit in Orange County Superior Court against three of the six members of its Board of Directors (as then constituted) and also against the Company's then largest shareholder, Orange County Physicians Investment Network, LLC (“OC-PIN”). The suit sought damages, injunctive relief and the appointment of a provisional director. A discussion of this litigation and a summary of the status of the litigation to date is set forth below under "Item 3. Legal Proceedings - Orange County Physicians Investment Network, LLC". Such litigation was mostly resolved under a global settlement agreement dated April 2, 2009. However, certain elements of the settlement are the subject of ongoing litigation among the parties, and the Company has become a party to new litigation among several members of OC-PIN. Therefore, these matters may continue to require a substantial commitment of financial resources and management's attention, and may have a material effect on our business and results of operation.

WE HAVE EXPERIENCED SIGNIFICANT DIFFICULTIES WITH OUR LIQUIDITY AND THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  As of March 31, 2011, the Company has a total stockholders’ deficiency of $18.6 million and a working capital deficit of $21.3 million.  For the year ended March 31, 2011, the Company had net income of $20.2 million.

WE HAVE INCURRED SIGNIFICANT LOSSES IN OPERATIONS TO DATE.  IF OUR SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE FURTHER.  WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE OBLIGATIONS.

As of March 31, 2011, we had an accumulated deficit of $18.6 million.  We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, lowering the costs of borrowings through refinancing our debt, and new issues of equity.  However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future.  If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further.

As of March 31, 2011, the debt service requirements on our $64.0 million debt are approximately $770,000 per month.  Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following:  (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited.  Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

THE IMPACT OF PPACA ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS AND OPERATIONS IS UNCERTAIN

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or PPACA, will change how healthcare services are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage.  PPACA also provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government healthcare programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by PPACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

We are unable to predict with certainty the full impact of PPACA on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of PPACA that expand insurance coverage will not become effective until 2014 or later. In addition, PPACA will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities, and we are unable to predict the timing and impact of such changes at this time. It is also possible that implementation of PPACA could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  For a further discussion of PPACA, see “ITEM 1. BUSINESS – HEALTHCARE REGULATION AND LICENSING.”

IF WE ARE UNABLE TO ENTER INTO MANAGED CARE PROVIDER ARRANGEMENTS ON ACCEPTABLE TERMS, OR IF WE HAVE DIFFICULTY COLLECTING FROM MANAGED CARE PAYERS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

It would harm our business if we were unable to enter into managed care provider arrangements on acceptable terms.  Any material reductions in the payments that we receive for our services, coupled with any difficulties in collecting receivables from managed care payors, could have a material adverse effect on our financial condition, results of operations or cash flows.

FURTHER CHANGES IN THE MEDICARE AND MEDICAID PROGRAMS OR OTHER GOVERNMENT HEALTHCARE PROGRAMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

In addition to the changes implemented by PPACA, the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities.  We are unable to predict the effect of future government healthcare funding policy changes on our operations.

California’s continuing fiscal crisis has resulted in a reduction in Medi-Cal payments to providers, including hospitals.  State lawmakers recently approved a final budget proposal that reduces Medi-Cal program funding by $1.6 billion.  The reduction includes a 10 percent reduction in provider payments.   It also increases Medi-Cal beneficiaries’ share of cost for service payment, decreases annual dollar caps on services, and reduces funding for Adult Day Health Care.  These reductions are only partially offset by federal stimulus spending, which is scheduled to expire.

If the rates paid by governmental payors are further reduced, if the scope of services covered by governmental payors is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medi-Cal program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

 A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectability of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations. Prior to PPACA being fully implemented, our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including the economic downturn and increase in unemployment. PPACA seeks to decrease, over time, the number of uninsured individuals. As enacted, PPACA will, effective January 1, 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. More than 20 challenges to PPACA have been filed in federal courts. Some federal courts have upheld the constitutionality of PPACA or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found PPACA void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal, and several are currently on appeal, including those that hold the law unconstitutional. It is difficult to predict the full impact of PPACA due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of PPACA, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs and certain others who may not have insurance coverage.

COST CONTAINMENT, PAY FOR PERFORMANCE, AND OTHER PROGRAMS IMPOSED BY THIRD-PARTY PAYERS, INCLUDING GOVERNMENT HEALTHCARE PROGRAMS, MAY DECREASE THE COMPANY’S REVENUE

The healthcare industry is currently undergoing significant changes and is regularly subject to regulatory and political intervention.  We expect to derive a considerable portion of the Company’s revenue through the Hospitals from government-sponsored healthcare programs and third-party payors (such as employers, private insurers, HMOs or preferred provider organizations).  The trend towards comprehensive reform epitomized by PPACA will likely continue to result in a reduction from historical levels in per-patient revenue for hospitals.  It is possible that reimbursement from government and private third-party payors for many procedures performed at the Hospital may be reduced in the future.  Further reductions in payments or other changes in reimbursement for healthcare services could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Further, rates paid by private third-party payors are generally higher than Medicare, Medicaid and HMO payment rates.  Any decrease in the relative number of patients covered by private insurance would have a material adverse effect on the Company’s revenues and operations.

CONTINUING TO PROVIDE QUALITY MEDICAL SERVICES FROM TALENTED PHYSICIANS IS CRITICAL TO OUR BUSINESS

Our business depends, in large part, upon the efforts and success of the physicians who will perform services at the Hospitals and the strength of our relationships with these physicians.  Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at the Hospitals, or any damage to the reputation of a key physician or group of physicians, could damage the Company’s and the Hospitals’ reputations in the medical marketplace and may subject us to liability and significantly reduce our revenue and increase our costs.

Like many hospitals, we face a growing shortage of primary care and specialty physicians.  Should this shortage continue or worsen, the utilization of our hospitals may be adversely impacted.  This could have a negative impact on our revenues and profitability.

WE MAY BE INVOLVED IN LITIGATION WITH OUR MEDICAL STAFF

The primary relationship between a hospital and physicians who practice in it is through the hospital's organized medical staff. Medical staff bylaws, rules and policies establish the criteria and procedures at acute care hospitals, by which a physician may have his or her privileges, participation or membership curtailed, denied or revoked. Physicians who are denied medical staff membership or certain clinical privileges, or who have such membership, participation or privileges curtailed, denied or revoked often file legal actions against hospitals. Such actions may include a wide variety of claims, some of which could result in substantial uninsured damages to a hospital. In addition, unanticipated failure of the governing body to adequately oversee the conduct of its medical staff may result in hospital liability to third parties.

THE ONGOING NURSING SHORTAGE MAY HARM OUR BUSINESS

Healthcare providers depend on qualified nurses to provide quality service to patients.  There is currently a nationwide shortage of qualified nurses.  This shortage and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk.  For example, California has adopted legislation and regulations mandating a series of specific minimum patient-to-nurse ratios in all acute care hospital nursing units.  Any failure by the Hospital to comply with nurse staff ratios could result in action by licensure authorities and may constitute evidence of negligence per se in the event any patient is harmed as the result of inadequate nurse staffing.  The vast majority of hospitals in California, including ours, are not at all times meeting the state mandated nurse staffing ratios.

In response to the shortage of qualified nurses, healthcare providers have increased-and could continue to increase-wages and benefits to recruit or retain nurses; many providers have had to hire expensive contract nurses.  The shortage could also limit the operations of healthcare providers by limiting the number of patient beds available.  The Company has likewise increased and is likely to have to continue to increase-wages and benefits to recruit and retain nurses.  The Company may also need to engage expensive contract nurses until permanent staff nurses can be hired to replace any departing nurses.  Recently, there has been some lessening in the need for contract agency nurses following the recession as nurses return to the work force.  There is still no basis to predict the longevity of this effect.

UNION CONTRACTS HAVE BEEN RENEWED BUT THERE CAN BE NO ASSURANCE THAT THE CONTRACTS WILL BE RENEWED IN THE FUTURE

Approximately 37% of the Company’s employees are represented by labor unions as of March 31, 2011.  The current SEIU Agreement expires on August 31, 2011, and the Agreement with the CNA expired on February 28, 2011, and is currently in negotiations.  Both Agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

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

The Company and the Hospitals are subject to many laws and regulations at the federal, state and local levels.  These laws and regulations require the Hospitals to meet various licensing, certification and other Requirements, including those relating to:

●	billing and coding for services and properly handling overpayments;
●	licensure and certification issues;
●	physician ownership of the Hospital;
●	payments to specialty hospitals, should any of the Hospitals be determined to be a specialty hospital;
●	prohibited inducements for patient referrals and restrictions on payments for marketing;
●	the adequacy of medical care, equipment, personnel, operating policies and procedures;
●	confidentiality, maintenance, data breach, identify theft and security issues associate with health-related and personal information and medical records;
●	activities regarding competitors; and
●	reimbursement audits; and environmental protection.

If the Company fails to comply with applicable laws and regulations, it could suffer civil or criminal penalties.  States are increasingly regulating the delivery of healthcare services.  The hospital industry is subject to extensive state and local regulation with respect to reimbursement, licensure, certification and health planning.  This regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of medical care and operational requirements.  Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of the company.  In the future, different interpretations or enforcement of existing or new laws and regulations could subject the current practices to allegations of impropriety or illegality, or could require the Company to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  Current or future legislative initiatives or government regulation may have a material adverse effect on the Hospitals’ operations or reduce the demand for their services.

THE COMPANY CONDUCTS ON-GOING REVIEWS OF ITS COMPLIANCE WITH VARIOUS LAWS RELATED TO PHYSICIAN ARRANGEMENTS, WHICH MAY REVEAL VIOLATIONS THAT COULD SUBJECT THE COMPANY TO FINES OR PENALTIES

The Company and the Hospitals have entered into a variety of relationships with physicians.  In an increasingly complex legal and regulatory environment, these relationships may pose a variety of legal or business risks.  The Company conducts reviews of its compliance with the federal Anti-kickback Statute, Stark law and other applicable laws as they relate to the Company’s relationships with referring physicians.

One of the Company’s largest shareholders, OC-PIN, is owned and controlled by physicians who also refer to and practice at the Hospitals.  OC-PIN may receive dividends as a shareholder (no dividends have been declared or paid).  In addition, one of the members of OC-PIN served as Chairman of the Board of Directors of the Company.  As a director, he received payment from the Company for his service as Chairman.  In addition, the Hospitals have various relationships with physicians who are not owners of the Company, as well as with OC-PIN physicians, including medical directorships, sharing in risk pools and service arrangements.

The Company entered into a sale leaseback transaction for substantially all of the real estate with Pacific Coast Holdings Investment, LLC (“PCHI”) whereby the Company leases substantially all of the real property of the acquired Hospitals from PCHI.  PCHI is owned by Ganesha Realty, LLC, which is managed by Dr. Kali P. Chaudhuri, and various physician investors.

The Company has undertaken a review of its agreements with physicians and has a review process in place to ensure that such agreements are in writing and comply with applicable laws.  Additionally, the Company has reviewed the terms of the purchase of ownership interests in the Company by OC-PIN (which is owned by physicians that refer patients to the Hospitals) and has determined that the purchase should be determined to be permissible under applicable law.  The Company has also reviewed certain related party transactions, such as director fees for physician directors and payment of the employment severance package to Dr. Anil Shah, an OC-PIN member.  If the Company or the Hospitals are not in compliance with federal and state fraud and abuse laws and physician self-referral laws, the Company could be subject to repayment obligations, fines, penalties, exclusive from participation in federal healthcare programs, and other sanctions which would have a material adverse effect on the Company’s profitability.

WE FACE INTENSE COMPETITION IN OUR BUSINESS

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

Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations.  Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes.  In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so.  We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel.  If competing healthcare providers are better able to attract more patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in patient volume levels.

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

ITEM 2. PROPERTIES

In March 2005, the Company completed the acquisition of the Hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to PCHI, a company owned indirectly by two of the Company's largest shareholders. The Company entered into a Triple Net Lease dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2011, the Company's principal facilities are listed in the following table:

PROPERTY	APPROXIMATE AGGREGATE SQUARE FOOTAGE	LEASE RATE	INITIAL LEASE EXPIRATION

Western Medical Center-Santa Ana 1001 North Tustin Avenue Santa Ana, CA 92705	360,000	See note 1.	February 28, 2030

Administrative Building 1301 N. Tustin Avenue Santa Ana, CA	40,000	See note 1.	February 28, 2030

Western Medical Center-Anaheim 1025 South Anaheim Boulevard Anaheim, CA 92805	132,000	See note 1.	February 28, 2030

Coastal Communities Hospital 2701 South Bristol Street Santa Ana, CA 92704	115,000	See note 1.	February 28, 2030

Chapman Medical Center 2601 East Chapman Avenue Orange, CA 92869	140,000	See note 2.	December 31, 2023

1.
Effective April 13, 2010, the Company entered into an amended and restated lease with PCHI. The amended lease terminates on the 25-year anniversary of the original lease (March 8, 2005), grants the Company the right to renew for one additional 25-year period, and requires annual base rental payments of $8.3 million. However, until PCHI refinances the related real estate loan, the annual base rental payments are reduced to $7.3 million (prior to the amendment, the annual base rental payments were $7.1 million). In addition, the Company may offset against its rental payments owed to PCHI interest payments that it makes on the related real estate loan. Lease payments to PCHI are eliminated in consolidation.

2.	Leased from an unrelated party. Monthly lease payments are $133,860.

The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.  However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2011.

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

Approximately 37% of the Company's employees are represented by labor unions as of March 31, 2011. The current SEIU Agreement expires on August 31, 2011, and the Agreement with the CNA expired on February 28, 2011, and is currently in negotiations. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  On September 3, 2010 the plaintiffs in both the Avery and Ross actions filed a consolidated complaint (the “Consolidated Complaint”) that alleges the causes of action found in the initial Ross complaint.  On October 12, 2010, the Company filed an answer to the Consolidated Complaint, which generally denied all allegations.  The Company intends to vigorously defend itself in connection with the claims in the Consolidated Complaint.   The parties are currently exchanging discovery in the action.   At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

On December 31, 2007, the Company entered into a severance agreement with its then-President, Larry Anderson ("Anderson") (the "Severance Agreement"). On or about September 5, 2008, based upon information and belief that Anderson breached the Severance Agreement, the Company ceased making the monthly severance payments. On September 3, 2008, Anderson filed a claim with the California Department of Labor seeking payment of $243,000. On September 29, 2010, the Department of Industrial Relations closed its file on Anderson’s petition without taking any action. On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. On November 2, 2010 the arbitrator issued an Interim Award, which is subject to change, correction, and/or other modification.  On February 9, 2011, the Company entered into a Settlement Agreement and Mutual General Releases with Anderson (“Anderson Settlement Agreement”).

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

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). At the August 30, 2010 status conference, the parties discussed the terms of the proposed judgment.  Judge Lewis scheduled another status conference for October 12, 2010, later continued to November 15, 2010 and further continued to February 28, 2011.  On March 23, 2011 Judge Lewis signed and entered final judgment enforcing the Global Settlement Agreement.  The final judgment contained the following provisions: (1) the Company was to deliver two stock certificates for 14,700,000 each, in the names of OC-PIN and Dr. Shah, to Dr. Shah’s attorney, and the Company promptly complied with this provision, (2) Dr. Shah’s attorney was to hold the stock certificate belonging to OC-PIN pending a final outcome or other dispositive order in the Meka v. Shah action (described below), (3) the second $750,000 settlement payment to OC-PIN will be credited toward the purchase of the two stock certificates described above, (4) Dr. Shah and OC-PIN were each ordered to pay $66,000, for a total of $132,000, to the Company to make up the difference between the price of the stock and the $750,000 credit, (5) no party is to receive any interest, (6) the second  $750,000 settlement payment will not be paid to the Callahan & Blaine trust account, as Callahan & Blaine had requested, but instead applied as a credit as described above, (7) the Company will recognize any order in the Meka v. Shah action regarding the appointment of an OC-PIN representative to the Company’s Board of Directors, and (8) Dr. Shah’s previously-asserted indemnity claims against the Company and PCHI relating to the Meka v. Shah action are dismissed as violating the Global Settlement Agreement.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief relating to the control of OC-PIN.  After a number of demurrers were filed by the defendants, Plaintiffs filed a Sixth Amended Complaint on May 5, 2011, to which the Company is not a party.

OTHER LEGAL PROCEEDINGS

On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress.  Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005.  On September 9, 2008, the Company filed a “SLAPP Back” motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons’ complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action.  The Court denied both motions on October 20, 2008.  The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009.  The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009.  The court has set a trial date of September 19, 2011, and the parties are currently engaged in discovery.  At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

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

The following table sets forth the quarterly high and low bid price for the Company's common stock for each quarter for the period from April 1, 2009 through March 31, 2011, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW
Apr 2009 - Jun 2009	$0.03	$0.01
Jul 2009 - Sep 2009	$0.15	$0.01
Oct 2009 - Dec 2009	$0.12	$0.05
Jan 2010 - Mar 2010	$0.10	$0.04
Apr 2010 - Jun 2010	$0.07	$0.05
Jul 2010 - Sep 2010	$0.07	$0.03
Oct 2010 - Dec 2010	$0.06	$0.02
Jan 2011 - Mar 2011	$0.05	$0.02

As of the date of this report, there were approximately 152 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,370,000	$ 0.18	12,602,416
Equity compensation plans not approved by security holders	-	-	-

Total	8,370,000	$ 0.18	12,602,416

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $18.6 million and a working capital deficit of $21.3 million at March 31, 2011.  For the year ended March 31, 2011, the Company had net income of $20.2 million.

Key items for the year ended March 31, 2011 included:

1.
During the years ended March 31, 2011 and 2010, we received a lump sum amendment to the CMAC agreement for $450 and $3.0 million, respectively, and $0 and $2.3 million, respectively, which was received by PCHI in a settlement with a third party for additional back rent.  Adjusting for these lump sum payments, net collectible revenues (net operating revenues less provision for doubtful accounts) for the years ended March 31, 2011 and 2010 were $422.6 million and $346.3 million, respectively, representing an increase of 22.0%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $73.3 million for the year ended March 31, 2011 compared to the year ended March 31, 2010.  The primary reason for the significant increase in governmental net revenues was $87.2 million in the Hospital Quality Assurance Fee program (“QAF”) payments received from the State of California (see “HOSPITAL QUALITY ASSURANCE FEES”).

Inpatient admissions decreased by 9.7% to 23.1 for the year ended March 31, 2011 compared to 25.6 for the year ended March 31, 2010. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.

Uninsured patients, as a percentage of gross charges, were 5.4% for the year ended March 31, 2011 compared to 5.2% for the year ended March 31, 2010.

2.
Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the year ended March 31, 2011 were $413.2 million, or 13.6%, higher than during the year ended March 31, 2010. During the year ended March 31, 2011, the most significant factor of this increase related to QAF related fees totaling $47.8 million during the year ended March 31, 2011.  During the year ended March 31, 2010, the Company recognized a one-time impairment charge of $6.0 million.  Without including the QAF related fees in fiscal year 2011 and the one-time impairment charge in fiscal year 2010, operating expenses before interest for the year ended March 3, 2011 increased by $7.8 million over the same period in fiscal 2010.  The primary reasons for this increase related to an increase in the provision for doubtful accounts ($3.0 million), and increase in salaries and benefits ($1.6 million) and a $1.8 million accrual for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the QAF.  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

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

Loans under the New Credit Facility accrue interest at LIBOR (subject to a 2.5% floor) plus 5.0% per annum, subject to a default rate of interest and other adjustments provided for in the New Credit Agreement.  For purposes of calculating interest, all payments we make on the New Credit Facility are subject to a six business day clearance period. We also pay a collateral management fee of .0625% per month on the outstanding balance (or a minimum balance amount equal to 85% of the monthly average borrowing base (the “Minimum Balance Amount”), if such amount is greater than the outstanding balance), a monthly minimum balance fee equal to the highest interest rate applicable to the loans if the Minimum Balance Amount is greater that the outstanding balance, and an unused line fee equal to .042% per month of the average unused portion of the New Credit Facility.  We paid to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s commitments under the New Credit Facility at closing.

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

Lastly, under the Amendment, in the event the Company permanently reduces its Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are swept into the Lender’s account from the Company’s lockbox accounts to a different bank account designated by the Company. Effective March 1, 2011, the Company reduced its Revolving Loan Commitment Amount to $20.0 million.  Beginning in April 2011, the funds that were previously swept into the Lender’s account were swept directly to the Company’s main account.

As of March 31, 2011, the Company had the following Credit Agreements:

●
A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at March 31, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at March 31, 2011) and an unused commitment fee of 0.625% per year ($19.1 million outstanding balance at March 31, 2011).  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period.  As of March 31, 2011, the Company was in compliance with all financial covenants.

WARRANTS – On April 13, 2010 we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of March 31, 2011, the fair value of the Omnibus Warrants was $97.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the release (see “DEBT”) enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits to us.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. During the year ended March 31, 2010, we recorded the fair value of $2.1 million as an offsetting cost of the recovery.  As of March 31, 2011, the fair value of the Release Warrant was $70.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” For the year ended March 31, 2011, due to the decrease in the fair value of the April Warrants, we recognized a gain relating to the change in the warrant liability of $4.9 million. The net gain recorded related to the April Warrants for the year ended March 31, 2011 was $1.9 million.

HOSPITAL QUALITY ASSURANCE FEES (“QAF”) - In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.  Formal notice of final approval was received from CMS in February 2011.

During the year ended March 31, 2011, we recognized $87.2 million in revenue from the state for the QAF ($44.4 million from the fee-for-service portion and $42.8 million from the supplemental managed care portion).

During the year ended March 31, 2011, we recorded expenses of $44.7 million for QAF fees paid to the state and $3.1 million in other expenses relating to the QAF.

In May 2011, CMS approved the extension of the QAF for the six month period from January 1 through June 30, 2011.  Based on the most recent modeling prepared by the California Hospital Association, we anticipate making payments for provider fees and other expenses relating to the QAF of approximately $15.8 million and receiving approximately $31.6 million in net revenues from the state ($18.1 million from the fee-for-service portion and $13.5 million from the managed care portion).  We paid a total of $15.1 million in provider fees and related expenses during May and June 2011.  We received $8.2 million in fee-for-service payments in May 2011 and anticipate receiving the remaining $9.9 million by August 2011.  Managed care payments of $13.5 million are expected to be received in August 2011.  The Company expects to recognize the revenues and related expenses relating to the extension of the QAF once final approval from CMS is received.

We cannot provide any assurances or estimates in connection with a possible continuation of the QAF beyond June 30, 2011.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES – The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2011.

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

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possible result in certain environmental liabilities, such as asbestos abatement.

CASH FLOW - Net cash provided by operating activities for the years ended March 31, 2011 and 2010 was $32.5 million and $18.4 million, respectively. Net income, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from noncontrolling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”), totaled $22.7 million and $11.0 million for the years ended March 31, 2011 and 2010, respectively. We provided $9.8 million and $1.4 million in working capital for the years ended March 31, 2011 and 2010, respectively. Net cash provided (used) in payment of accounts payable, accrued compensation and benefits and other current liabilities was $0.1 million and $(3.4) million for the years ended March 31, 2011 and 2010, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $0.6 million and $2.7 million for the years ended March 31, 2011 and 2010, respectively.

Net cash used in investing activities during the years ended March 31, 2011 and 2010 was $1.7 million and $2.9 million, respectively. In the years ended March 31, 2011 and 2010, we invested $1.7 million and $2.9 million in cash, respectively, in new equipment.

Net cash used in financing activities for the year ended March 31, 2011 and 2010 was $20.4 million and $8.8 million, respectively.  The increase in net cash used in financing activities for the year ended March 31, 2011 was primarily due to a reduction in debt of $15.9 million as a result of our refinancing.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the years ended March 31, 2011 and 2010, our consolidated statements of operations expressed as a percentage of net operating revenues.

	Year ended March 31,
	2011	2010

Net operating revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	46.2%	54.8%
Supplies	11.5%	13.8%
Provision for doubtful accounts	7.6%	8.3%
Other operating expenses	24.0%	15.3%
Depreciation and amortization	0.9%	1.0%
Impairment - due from previous lender	0.0%	1.6%
	90.2%	94.8%

Operating income	9.8%	5.2%

Other expense:
Interest expense, net	(2.6%)	(2.4%)
Gain on warrants	0.4%	0.0%
	(2.2%)	(2.4%)

Income before income tax provision (benefit)	7.6%	2.8%
Income tax provision (benefit)	3.1%	(0.0%)
Net income	4.5%	2.8%
Net income attributable to noncontrolling interests	(0.1%)	(1.0%)
Net income attributable to Integrated Healthcare Holdings, Inc.	4.4%	1.8%

FISCAL YEAR ENDED MARCH 31, 2011 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2010

NET OPERATING REVENUES - Net operating revenues for the year ended March 31, 2011 increased 19.4% compared to fiscal year 2010, from $383.4 million to $457.8 million. Net operating revenues for the year ended March 31, 2011 included QAF payments received from the State of California totaling $87.2 million and a lump sum distressed hospital fund payment of $450.  Net operating revenues for the year ended March 31, 2010 included a lump sum amendment to the CMAC agreement for $3.0 million and $2.3 million received by PCHI in a settlement with a third party for additional back rent. If the QAF payments and one-time lump sum payment noted above are excluded, net operating revenues for fiscal year 2011 were $10.9 million, or 3.2%, lower than fiscal year 2010 primarily due to a decline in admissions.  Admissions for the year ended March 31, 2011 decreased 9.7% compared to fiscal year 2010. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation. Net operating revenues per admission improved by 32.3% during the year ended March 31, 2011 as a result of QAF payments, negotiated managed care and governmental payment rate increases. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, for the years ended March 31, 2011 and 2010 were $9.2 million and $8.3 million, respectively.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 65.5% and 59.1% of the net operating revenues for the years ended March 31, 2011 and 2010, respectively.

Uninsured patients, as a percentage of gross charges, increased to 5.4% from 5.2% for the year ended March 31, 2011 compared to the year ended March 31, 2010.

Although not a GAAP measure, the Company defines "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Excluding the lump sum payments noted above, net collectible revenues (net operating revenues less provision for doubtful accounts) for the years ended March 31, 2011 and 2010 were $422.6 million and $346.3 million, respectively, representing an increase of 22.0%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $73.3 million for the year ended March 31, 2011 compared to the year ended March 31, 2010.  The primary reason for the significant increase in governmental net revenues was $87.2 million in QAF payments received from the State of California.

OPERATING EXPENSES - Operating expenses for the year ended March 31, 2011 increased to $413.2 million from $363.6 million, an increase of $49.6 million, or 13.6%, compared to fiscal year 2010. Operating expenses expressed as a percentage of net operating revenues for the years ended March 31, 2011 and 2010 were 90.2% and 94.8%, respectively. On a per admission basis, operating expenses increased 25.9%.

Salaries and benefits increased $1.6 million (0.8%) for the year ended March 31, 2011 compared to fiscal year 2010. The increase is primarily due to an increase in health insurance ($3.7 million) which was partially offset by lower paid hours due to the decrease in admissions.

Other operating expenses during the year ended March 31, 2011 increased to $109.8 million from $59.1 million, an increase of $50.7 million, or 85.8%, compared to fiscal 2010, primarily due to QAF fees and related pledges totaling $47.8 million paid to the State of California and the accrual of $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care (the agreement and the institution’s practice are being reviewed).

The provision for doubtful accounts for the year ended March 31, 2011 was $34.8 million compared to $31.8 million for the year ended March 31, 2010, representing a 9.4% increase.  The primary reason for the increase was related to an increase in patients classified as self-pay as a result of the delay in California field offices processing medical eligibility applications due to State mandatory furloughs and general economic and unemployment conditions.

During the year ended March 31, 2010, we recorded an impairment loss of $6.0 million relating to the amounts due from an entity related to Medical Capital Corporation, which was a prior lender.

OPERATING INCOME - The operating income for the year ended March 31, 2011 and 2010 was $44.7 million and $19.8 million, respectively.

OTHER EXPENSE - Interest expense for the year ended March 31, 2011 was $12.0 million compared to $9.3 million for the same period in fiscal year 2010. The increase primarily related to higher interest rates due to the refinancing (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during the year ended March 31, 2010.  The remaining $2.9 million was recorded as warrant expense during the year ended March 31, 2011.   As of March 31, 2011, the fair value of the warrants aggregated $167.  Accordingly, a gain relating to the change in fair value of the warrant liability of $4.9 million was recorded during the year ended March 31, 2011. The net gain recorded related to the April Warrants for the year ended March 31, 2011 was $1.9 million. See “DEBT.”

NET INCOME - Net income for the years ended March 31, 2011 and 2010 was $20.2 million and $7.1 million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $456 and $220 as of March 31, 2011 and 2010, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $21.4 million and $18.9 million during the years ended March 31, 2011 and 2010, respectively. The related revenue recorded for the years ended March 31, 2011 and 2010, was $20.6 million and $21.0 million, respectively. As of March 31, 2011 and 2010, estimated DSH receivables were $3.9 million and $4.8 million, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $9.2 million and $8.3 million for the years ended March 31, 2011 and 2010, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2011 and 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of March 31, 2011 and 2010, the Company established a receivable in the amount of $1.6 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2011 and 2010, the Company had accrued $11.3 million and $10.5 million, respectively, which is comprised of $6.6 million and $4.1 million, respectively, in incurred and reported claims, along with $4.7 million and $6.4 million, respectively, in estimated IBNR.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2011 and 2010, the Company had accrued $836 and $717, respectively, comprised of $434 and $239, respectively, in incurred and reported claims, along with $402and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at March 31, 2011 and 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2011 and 2010, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at March 31, 2011 and 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

NEW ACCOUNTING STANDARDS

In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity. The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. The Company will adopt the modified accounting standards in the first quarter of fiscal year 2012 and is currently assessing the potential impact that the adoption will have on its consolidated results of operations and consolidated financial position.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2011 the Company had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as a part of this report beginning on page F-1:

PAGE	DESCRIPTION
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2011 and 2010
F-3	Consolidated Statements of Operations for the years ended March 31, 2011 and 2010
F-4	Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2011 and 2010
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010
F-6	Notes to Consolidated Financial Statements
F-27	Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2011 and 2010

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

The Company assessed its internal control system as of March 31, 2011 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of March 31, 2011, its system of internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. This evaluation was based on the framework in Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation by management as of March 31, 2011 concluded that the Company's disclosure controls and procedures are effective as of such date to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains certain information concerning our directors and executive officers as of March 31, 2010:

NAME	AGE	POSITION WITH COMPANY	DATE BECAME DIRECTOR
Maurice J. DeWald	71	Chairman of the Board	August 1, 2005
Hon. C. Robert Jameson	71	Director	July 11, 2007
Ajay G. Meka, M.D.	60	Director	September 28, 2006
Michael Metzler	64	Director	September 5, 2007
J. Fernando Niebla	71	Director	August 1, 2005
William E. Thomas	62	Director	September 5, 2007
Kenneth K. Westbrook	60	Director, Chief Executive Officer & President	December 2, 2008
Steven R. Blake	58	Chief Financial Officer & Executive Vice President, Finance
Daniel J. Brothman	56	Chief Operating Officer & Executive Vice President, Operations

MAURICE J. DEWALD has served as a member of the Board of Directors of the Company since August 1, 2005 and has served as Chairman of the Board of Directors since October 7, 2008. Mr. DeWald is chairman of the Audit Committee, and sits on the Compensation Committee, Finance Committee and Special Committee. As a senior finance executive, Mr. DeWald brings to our Board extensive qualifications and experience in management, finance, and public accounting, as well as his experience in the healthcare industry.  Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is a director of Mizuho Corporate Bank of California, Healthcare Trust of America, Inc., and is a former director of Tenet Healthcare Corporation ("Tenet") and Quality Systems, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant (inactive) and a member of the American Institute of CPAs, the California Society of CPAs, and the National Association of Corporate Directors.

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

MICHAEL METZLER has been a member of the Board of Directors of the Company since September 5, 2007 and  is Chairman of the Nominations and Governance Committee and sits on the Audit Committee and Special Committee.  Mr. Metzler brings to our Board extensive leadership, organizational, and management skills.  He is CEO of Metzler and Associates, a consulting firm specializing in organization development. He served as President and Chief Executive Officer of the Santa Ana Chamber of Commerce for 27 years from 1983 to 2010. Mr. Metzler has served on numerous community boards, city commissions, and county, regional, state and national committees and task forces. He was a founder of the Santa Ana Business Bank. Mr. Metzler received a Ford Foundation Fellowship in Regionalism and Sustainable Development in 2008. He is a graduate of California State University, Fullerton, and attended Loyola University School of Law and the Peter F. Drucker Graduate School of Management at Claremont University.

J. FERNANDO NIEBLA has served as a member of the Board of Directors of the Company since August 1, 2005 and sits on the Audit Committee, Compensation Committee, Finance Committee and Special Committee. Mr. Niebla brings to our Board extensive experience in executive leadership and board membership experience with large publicly traded companies.  He has served as Managing Partner of International Technology Partners, LLC, an information technology and business consulting services company based on Orange County, California since August 1998. He is also a founder of Infotec Development Inc. and Infotec Commercial Systems, two national information technology firms. He currently serves on the Boards of Directors of Union Bank of California, Pacific Life Corp., Life Modeler, Inc., and Granite Construction Corp., the Board of Trustees of the Orange County Health Foundation, and is the Chairman of the California Advisory Committee to Nacional Financiera, a Mexican Government agency similar to the U.S. Government Small Business Administration office. Mr. Niebla holds a B.S. degree in Electrical Engineering from the University of Arizona and an M.S. QBA from the University of Southern California.

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

STEVEN R. BLAKE – FHFMA, CPA has served as Chief Financial Officer of the Company since July 1, 2005 and Executive Vice President, Finance since March 21, 2008. He is a California licensed Certified Public Accountant. Mr. Blake came to the Company with over 20 years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet, a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake currently serves as President for the Southern California Chapter of the Healthcare Financial Management Association; is a member of the Audit Committee for the Hospital Association of Southern California and a former Trustee for the California Hospital Association.

DANIEL J. BROTHMAN has served as Chief Operating Officer & Executive Vice President, Operations since May 6, 2008 and as Chief Executive Officer of Western Medical Center - Santa Ana since March 8, 2005. Mr. Brothman also served as Senior Vice President, Operations of the Company from March 8, 2005 to May 6, 2008. Mr. Brothman is an experienced single and multi-hospital operations executive. Since 1999, prior to the acquisition of the Hospitals by the Company he helped build the Western Medical Center in Santa Ana for Tenet. Mr. Brothman also ran HCA's Utah Division from 1996 to 1998. Mr. Brothman has in excess of 30 years experience in hospital administration. Mr. Brothman earned his Bachelor of Arts degree from Washington University at St. Louis and his Master's in Health Care Administration from the University of Colorado at Denver.

CORPORATE GOVERNANCE

Director Independence and Executive Sessions

The Board of Directors has determined that Directors DeWald, Jameson, Meka, Metzler, Niebla, and Thomas each satisfy the definition of "independent director" as established in the NASDAQ listing standards.  The independent directors regularly meet in executive sessions without the CEO or other members of management present to review the performance of management and other relevant matters.

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

Although we do not have a formal policy regarding attendance by Board members at our annual meeting of stockholders, directors are encouraged to attend our annual meetings. All of our current directors attended our last Annual Meeting of Stockholders.

Our Board of Directors held 19 meetings during fiscal 2011. Six of the seven directors attended or participated in 75% or more of the aggregate number of meetings of the Board and of meetings of the committees of the Board on which such director served.  Dr. Meka attended less than 75% of the Board meetings during fiscal 2011.

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

Based solely upon the copies of Section 16(a) reports filed by such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2011, all such forms, if required to be filed, were filed in a timely fashion.

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

BOARD COMMITTEES

Our board of directors has established an Audit Committee, Compensation Committee, and Nominations and Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors was formed in August 2005 and consists of three of our independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005, and Michael Metzler, who joined the Board of Directors in September 2007. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent registered public accounting firm. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. Of the five audit committee meetings held during the year ended March 31, 2011, Messrs DeWald, Niebla, and Metzler attended all meetings. The Board of Directors has adopted and approved an Audit Committee Charter for the Audit Committee.  A current copy of this charter is posted on our website at http://www.ihhioc.com under the Investor Relations section.

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

Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2011 for filing with the SEC. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla.

Compensation Committee

The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Mr. J. Fernando Niebla, chair, and Mr. William E. Thomas. In our fiscal year ended March 31, 2011, the Compensation Committee held two meetings. The Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table. The Board of Directors has adopted and approved a Compensation Committee Charter for the Compensation Committee.

Nominations and Governance Committee

The Nominations and Governance Committee of the Board of Directors (the “Nominations Committee”) consists of three directors, Mr. Maurice DeWald, Mr. Michael Metzler, chair, and Judge Jameson.  In our fiscal year ended March 31, 2011, the Nominations Committee held two meetings. The general purpose and authority of the Nominations Committee  is (1) to select, or recommend for the Board of Directors’ selection, the individuals to stand for election as directors at the annual meeting of shareholders or, if applicable, a special meeting of shareholders, (2) to receive communications from shareholders directed to the Board of Directors, including shareholder proposals regarding director nominations to the Board of Directors, (3) to oversee the selection and composition of Committees of the Board of Directors and, as applicable, oversee management continuity planning processes, and (4) to oversee and maintain the corporate governance principles that apply to the Company, the Board of Directors and Committees of the Board.

When considering a potential candidate for membership on our Board of Directors, our Nominations Committee considers relevant business and industry experience and demonstrated character and judgment. The Nominations Committee considers diversity in identifying candidates by generally seeking to achieve a diversity of occupational and personal backgrounds on the Board. However the Nominations Committee has no formal policy regarding diversity. The Nominations Committee will consider stockholder nominations for directors submitted in accordance with the procedures and the deadlines set forth in our Bylaws.  Such recommendations should be addressed to Michael Metzler, Chairman of the Nominations and Governance Committee, at the Company’s headquarters at 1301 North Tustin Avenue, Santa Ana, California 92705.  There are no differences in the manner in which the Nominations Committee evaluates a candidate that is recommended for nomination for membership on our Board of Directors or by a stockholder.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information regarding compensation to (i) our Chief Executive Officer; and (ii) our two other most highly compensated executive officers employed by us as of March 31, 2011 whose salary and bonus for the fiscal year ended March 31, 2011 was in excess of $100,000 for their services rendered in all capacities to us. The listed individuals are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)

Kenneth K. Westbrook	2011	556,742	204,500	-	26,953	788,195
Principal Executive Officer (1)	2010	500,001	137,500	-	28,101	665,602

Steven R. Blake	2011	423,404	185,722	-	22,267	631,393
Principal Financial Officer & Executive Vice President, Finance (2)	2010	423,108	105,500	-	12,000	540,608

Daniel J. Brothman	2011	423,404	181,875	-	21,497	626,776
Chief Operating Officer (3)	2010	422,000	105,500	-	18,750	546,250
_____________________
(1)
All other compensation for 2011 includes auto allowance of $18,000 and the balance is Company contribution to the 401(k) plan. All other compensation for 2010 consists of an auto allowance of $18,000 and the balance is Company contribution to the 401(k) plan.

(2)
All other compensation for 2011 consists of an auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.   All other compensation for 2010 consists of an auto allowance of $12,000.

(3)
All other compensation for 2011 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan. All other compensation for 2010 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.

The following table sets forth summary information regarding stock options the Company has granted to the Named Executive Officers as of March 31, 2011 under the Company's 2006 Stock Incentive Plan.

OUTSTANDING STOCK OPTIONS AWARDS AT FISCAL YEAR-END

Name	Grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Grant date fair value per share ($)

Kenneth K. Westbrook (1)	December 2, 2008	2,000,000	-	-	0.01	December 2, 2015	0.00
Steven R. Blake (2)	August 6, 2007	300,000	-	-	0.26	August 6, 2014	0.03
Daniel J. Brothman (3)	August 6, 2007	1,000,000	-	-	0.26	August 6, 2014	0.02
___________________
(1)
1/3 of the shares vested on the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company beginning on March 31, 2009, all options were fully vested as of March 31, 2011.

(2)
1/3 of the shares vested on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary, all options were fully vested as of March 31, 2011.

(3)	Vesting retroactively commenced on March 8, 2005, all options were fully vested as of March 31, 2008.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each of the Named Executive Officers.  The Employment Agreements provide for the following material terms:

●
Each individual's employment is for a fixed term of employment of three years, commencing April 1, 2010, with automatic renewals for successive one year periods. The Company or the Named Executive may only terminate the employment relationship during the final 120 days of the initial three-year period or one-year renewal periods, except for a termination by either party "for cause" (as defined in the employment agreements).

●	The base salary of Mr. Westbrook is set at $550,000 per annum, and the base salaries of each of Messrs. Blake and Brothman are set at $422,000 per annum.
●
The agreements provide for the establishment of annual performance targets for each individual by the Compensation Committee and the Executive within 60 days after the end of each fiscal year. Each Executive's annual bonus will be determined based on his achievement in reaching his individual performance targets.

●
The employment agreements provided for payment of a severance package to each Executive upon a termination by the Executive "for cause" or termination by the Company "without cause." The severance period is 24 months (36 months during the first year of effectiveness of the employment agreements). The employment agreements also provide for payment of severance in the event of (i) a termination of employment following a change of control of the Company or (ii) a non-renewal of the Executive's employment by the Company at the end of the fixed 3-year or 1-year employment term. In the case of Messrs. Westbrook and Brothman, the right to receive severance terminates if the individual accepts employment with a competing hospital in a specified geographic area during the severance period.

POTENTIAL PAYMENTS UPON TERMINATION

Each of the Company's Named Executive Officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. As of April 1, 2011, unless otherwise noted, each Named Executive Officer would be entitled to up to 24 months salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on April 1, 2011. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the Named Executive Officers as of April 1, 2011, if they resigned for cause is as follows.

PAYMENTS DUE UPON TERMINATION

Name and principal position	Salary	Employee health insurance	Car allowance	Other benefits	Total

Kenneth K. Westbrook Chief Executive Officer (1)	$1,100,000	$6,820	$36,000	-	$1,142,820

Steven R. Blake Chief Financial Officer & Executive Vice President, Finance (1)	$844,000	$14,918	$24,000	-	$882,918

Daniel J. Brothman Senior Vice President, Operations (1)	$844,000	$8,730	$24,000	-	$876,730
_______________________
(1)	Represents payments for 24 months per employment agreement, as of April 1, 2011.

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2011.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock options ($)	Total ($)

Maurice J. DeWald	214,720	-	214,720
Hon. C. Robert Jameson	152,500	-	152,500
Ajay G. Meka, M.D.	10,000	-	10,000
Michael Metzler	149,500	-	149,500
J. Fernando Niebla	145,250	-	145,250
William E. Thomas	176,000	-	176,000

Our current compensation and reimbursement policy for Directors is as follows:

1.
Cash:  Each non-employee Director earns an annual fee of $30,000 and an attendance fee of $1,500 for each Board meeting attended, and a separate $1,000 fee for each committee meeting attended. The Chairman of the Board earns an additional annual retainer of $25,000.  Committee chairmen earn an additional annual retainer of $5,000 or $10,000. The above fees were received in cash by the named Directors during the year ended March 31, 2011.

2.	Stock: No options were granted to the Directors during the year ended March 31, 2011.
3.	Travel Reimbursement: All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other Company activities are reimbursed by the Company.

Employee directors receive no compensation for Board service and the Company does not provide any retirement benefits to non-employee directors. Director Westbrook is not included above as all compensation paid to him is included in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For a discussion of securities authorized for issuance under equity compensation plans, please refer to Item 5 above.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of June 15, 2011 by:

●	each stockholder known to us to own beneficially more than 5% of our Common Stock;
●	each of our directors and executive officers; and
●	all of our current directors and executive officers as a group.

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

NAME	BENEFICIAL OWNERSHIP (1)	PERCENTAGE OF TOTAL (2)

DIRECTORS AND EXECUTIVE OFFICERS
Maurice J. DeWald (3)	350,000	*
Hon. C. Robert Jameson (3)	250,000	*
Ajay G. Meka, M.D. (3)(4)	300,000	*
Michael Metzler (3)	250,000	*
J. Fernando Niebla (3)	350,000	*
William E. Thomas (5)	9,998,498	3.91%
Kenneth K. Westbrook (3)	2,000,000	*
Steven R. Blake (3)	300,000	*
Daniel J. Brothman (3)	1,000,000	*
All current directors and executive officers as a group (9 persons)	14,798,498	5.80%

PRINCIPAL STOCKHOLDERS
Kali P. Chaudhuri, M.D. (6)	437,601,334	77.55%
KPC Resolution Company, LLC (7)	139,000,000	35.25%
Silver Point Capital, L.P. (8)	96,000,000	27.33%
Orange County Physicians Investment Network, LLC (9)	73,798,430	28.91%
Anil V. Shah, M.D. (10)	19,812,000	7.76%
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants and convertible instruments that are exercisable or convertible within 60 days of June 15, 2011 are deemed outstanding for computing the percentage of the person holding such option, warrant or convertible instrument, but are not deemed outstanding for computing the percentage of any other person. Except as reflected in the footnotes or pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)
Percentages are based on 255,307,262 shares of Common Stock outstanding as of June 15, 2010, which does not include up to 17,819,343 shares of Common Stock which may be issued under the Company’s 2006 Stock Incentive Plan, and are otherwise calculated in accordance with Rule 13d-3 under the Exchange Act.

(3)	Consists of a stock option award approved by the Board of Directors pursuant to the Company’s 2006 Stock Incentive Plan.

(4)	Dr. Meka is a member of Orange County Physicians Investment Network, LLC (“OC-PIN”) and disclaims beneficial ownership of shares held by OC-PIN except to the extent of his pecuniary interest therein.

(5)	Consists of 9,748,498 issued and outstanding shares and a stock option award approved by the Board of Directors pursuant to the Company’s 2006 Stock Incentive Plan.

(6)
Consists of 128,601,334 issued and outstanding shares, 170,000,000 shares which may be acquired by Kali P. Chaudhuri, M.D. pursuant to a three-year warrant issued to him on April 13, 2010, and 139,000,000 shares which may be acquired by KPC Resolution Company, LLC (“KPC Resolution”) pursuant to a three-year warrant issued to it on April 13, 2010.  Dr. Chaudhuri is the manager of KPC Resolution and, as a result, he may be deemed to be the beneficial owner of the securities held by KPC Resolution.  Dr. Chaudhuri disclaims beneficial ownership of the reported securities held by KPC Resolution except to the extent of his pecuniary interest therein.

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

(9)	Includes 14,700,000 shares for which stock certificates have been issued. Payment of the purchase price is pending.

(10)
Includes 14,700,000 shares for which stock certificates have been issued. Payment of the purchase price is pending. The amount does not include any shares held of record by OC-PIN.  Dr. Shah is a member of OC-PIN. The inclusion of 5,112,000 shares in Dr. Shah's holdings is based on information filed by Dr. Shah in a Schedule 13D/A filed on April 9, 2009.  The Company has no independent information verifying the acquisition of such shares by Dr. Shah.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

LEGAL PROCEEDINGS

The Company has been involved in legal proceedings involving Orange County Physicians Investment Network, LLC and Dr. Anil V. Shah, both of whom are considered “related persons” for purposes of Item 404 of Regulation S-K.  These legal proceedings are discussed above under “ITEM 3.  LEGAL PROCEEDINGS”.

CREDIT AGREEMENTS

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan if it receives proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (“QAF”).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

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

●	The $10.7 million Credit Agreement was amended so that the $10.7 million convertible term note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan. In addition, the Company agreed to make mandatory prepayments of the $10.7 million Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement. This $10.7 million term note was refinanced on August 30, 2010 (see below

In connection with the sale of the Credit Agreements, all warrants and stock conversion rights issued to the previous lender were cancelled.  In connection with the Omnibus Amendment, the Company issued new warrants.

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

Loans under the New Credit Facility accrue interest at LIBOR (subject to a 2.5% floor) plus 5.0% per annum, subject to a default rate of interest and other adjustments provided for in the New Credit Agreement.  For purposes of calculating interest, all payments we make on the New Credit Facility are subject to a six business day clearance period.  We also pay a collateral management fee of .0625% per month on the outstanding balance (or a minimum balance amount equal to 85% of the monthly average borrowing base (the “Minimum Balance Amount”), if such amount is greater than the outstanding balance), a monthly minimum balance fee equal to the highest interest rate applicable to the loans if the Minimum Balance Amount is greater that the outstanding balance, and an unused line fee equal to .042% per month of the average unused portion of the New Credit Facility.  We paid to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s commitments under the New Credit Facility at closing.

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

Lastly, under the Amendment, in the event the Company permanently reduces its Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are swept into the Lender’s account from the Company’s lockbox accounts to a different bank account designated by the Company. Effective March 1, 2011, the Company reduced its Revolving Loan Commitment Amount to $20.0 million.  Beginning in April 2011, the funds that were previously swept into the Lender’s account were swept directly to the Company’s main account.

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

During the initial acquisition of the Hospitals, the Company entered into agreements with the Medical Executive committee ("MEC") at the largest hospital, Western Medical Center - Santa Ana ("WMC-SA") requiring MEC's advance review of all agreements involving hospital operations with related parties, excluding the lease arrangements between the Company and PCHI. The Company applies the disclosure provisions applicable to WMC-SA to all of its facilities.

DIRECTOR INDEPENDENCE

The information called for by this item in response to Item 407(a) of Regulation S-K concerning director independence is contained above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO USA, LLP, which acted as our independent registered public accounting firm for the years ended March 31, 2011 and 2010, and performed audit services for us during those periods. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the years ended March 31, 2011 and 2010.

	For the year ended March 31,
	2011	2010
Audit fees (financial)	$775,000	$900,000
Audit related fees	-	15,000
Tax fees	62,000	67,000
All other	-	-

Total fees	$837,000	$982,000

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

10.4.1
Form of Notice of Stock Option Award and Stock Option Agreement under 2006 Stock Incentive Plan (incorporated herein by reference from Exhibit 4.5 to the Registrant’s Registration Statement under the Securities and Exchange Act of 1933 on Form S-8 filed with the Commission on February 2, 2007).

10.5	Release, dated April 13, 2010, by and between the Registrant and Thomas A. Seaman, Receiver (incorporated by reference to Exhibit 99.7 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.6	Amended and Restated Triple Net Hospital Building Lease, dated as of October 1, 2007, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 99.10 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.6.1	Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of March 27, 2009, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.6.2
Second Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of April 13, 2010, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 99.6 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.7
Credit and Security Agreement, dated August 30, 2010, by and among the Company, MidCap Financial, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on September 2, 2010).

10.7.1
Amendment No. 1 to the Credit and Security Agreement, dated October 29, 2010, by and among the Company, MidCap Funding IV, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on November 4, 2010).

10.8
$80,000,000 Credit Agreement, dated October 9, 2007, by and among the Company, its subsidiaries, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Ganesha Realty, LLC, Orange County Physicians Investment Network, LLC, and Medical Provider Financial Corporation II (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.8.1	Form of $45,000,000 Term Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.8.2	Form of $35,000,000 Non-Revolving Line of Credit Note, dated October 9, 2007 (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.8.3
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

10.8.4
Amendment to $80,000,000 Credit Agreement, dated August 30, 2010, by and among the Company, Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC and Silver Point Finance, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on September 2, 2010).

21.1
The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, and Coastal Communities Hospital, Inc., a California corporation.

23.1	Consent of BDO USA, LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: June 23, 2011	By:	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook
Chief Executive Officer & President (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 23, 2011	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook Chief Executive Officer, President & Director (Principal Executive Officer)

Dated: June 23, 2011	/s/ Steven R. Blake
Steven R. Blake Chief Financial Officer (Principal Financial Officer)

Dated: June 23, 2011	/s/ Jeremiah R. Kanaly
Jeremiah R. Kanaly Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Dated: June 23, 2011	/s/ Maurice J. DeWald
Maurice J. DeWald Chairman of the Board of Directors

Dated: June 23, 2011	/s/ Hon. C. Robert Jameson
Hon. C. Robert Jameson Director

Dated: June 23, 2011	/s/ Ajay Meka, M.D.
Ajay Meka, M.D Director

Dated: June 23, 2011	/s/ Michael Metzler
Michael Metzler Director

Dated: June 23, 2011	/s/ J. Fernando Niebla
J. Fernando Niebla Director

Dated: June 23, 2011
William E. Thomas Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Integrated Healthcare Holdings, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Healthcare Holdings, Inc. at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Costa Mesa, California
June 23, 2011

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$20,539	$10,159
Restricted cash	24	27
Accounts receivable, net of allowance for doubtful accounts of $20,076 and $15,258, respectively	52,538	53,144
Inventories of supplies, at cost	5,945	5,818
Due from governmental payers	4,352	4,979
Due from lender	-	5,234
Prepaid insurance	3,108	400
Prepaid income taxes	-	1,238
Hospital quality assurance fee receivable	1,815	-
Other prepaid expenses and current assets	6,181	4,677
Total current assets	94,502	85,676

Property and equipment, net	54,251	54,506
Debt issuance costs, net	445	-
Total assets	$149,198	$140,182

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$19,081	$-
Accounts payable	43,968	45,468
Accrued compensation and benefits	18,707	20,420
Accrued insurance retentions	13,938	12,983
Income taxes payable	12,800	-
Other current liabilities	7,261	11,264
Total current liabilities	115,755	90,135

Debt, noncurrent	45,000	80,968
Warrant liability, noncurrent	167	-
Capital lease obligations, net of current portion of $1,131 and $838, respectively	6,837	5,864
Total liabilities	167,759	176,967

Commitments, contingencies, and subsequent events

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 and 500,000 shares authorized respectively; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,871
Receivable from stockholders	(882)	(1,800)
Accumulated deficit	(79,280)	(99,445)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(16,996)	(38,119)
Noncontrolling interests	(1,565)	1,334
Total stockholders' deficiency	(18,561)	(36,785)

Total liabilities and stockholders' deficiency	$149,198	$140,182

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)

	For the year ended March 31,
	2011	2010

Net operating revenues	$457,836	$383,372

Operating expenses:
Salaries and benefits	211,636	209,995
Supplies	52,831	52,822
Provision for doubtful accounts	34,773	31,777
Other operating expenses	109,769	59,125
Depreciation and amortization	4,165	3,823
Impairment - due from previous lender	-	6,019
	413,174	363,561

Operating income	44,662	19,811

Other expense:
Interest expense, net	(12,046)	(9,310)
Gain on warrants	1,949	-
	(10,097)	(9,310)

Income before income tax provision (benefit)	34,565	10,501
Income tax provision (benefit)	14,000	(180)
Net income	20,565	10,681
Net income attributable to noncontrolling interests (Note 9)	(400)	(3,625)

Net income attributable to Integrated Healthcare Holdings, Inc.	$20,165	$7,056

Per Share Data (Note 8):
Earnings per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted average shares outstanding
Basic	255,307	248,568
Diluted	256,944	278,622

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock Shares	Amount	Additional Paid-in Capital	Receivable from Stockholders	Accumulated Deficit	Noncontrolling Interests	Total

Balance, March 31, 2009	195,307	$195	$61,080	$-	$(106,501)	$-	$(45,226)

Issuance of common stock	60,000	60	1,740	(1,800)	-	-	-

Share-based compensation	-	-	51	-	-	-	51

Net income	-	-	-	-	7,056	3,625	10,681

Noncontrolling interests distributions	-	-	-	-	-	(2,291)	(2,291)

Balance, March 31, 2010	255,307	255	62,871	(1,800)	(99,445)	1,334	(36,785)

Share-based compensation	-	-	40	-	-	-	40

Payment received on receivable from stockholders	-	-	-	918	-	-	918

Net income	-	-	-	-	20,165	400	20,565

Noncontrolling interests distributions	-	-	-	-	-	(3,299)	(3,299)

Balance, March 31, 2011	255,307	$255	$62,911	$(882)	$(79,280)	$(1,565)	$(18,561)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)

	For the year ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$20,565	$10,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,165	3,823
Provision for doubtful accounts	34,773	31,777
Amortization of debt issuance costs	304	248
Gain on warrants	(1,949)	-
Impairment - due from previous lender	-	6,019
Noncash share-based compensation expense	40	51
Recovery on disposition of property and equipment	-	(195)
Changes in operating assets and liabilities:
Accounts receivable	(34,167)	(29,045)
Inventories of supplies	(127)	(76)
Due from governmental payers	627	(682)
Prepaid income taxes	1,238	-
Hospital quality assurance fee receivable	(1,815)	-
Prepaid insurance, and other prepaid expenses and current assets	(4,042)	(808)
Accounts payable	(1,500)	(13,797)
Accrued compensation and benefits	(1,713)	3,611
Income taxes payable	12,800	-
Accrued insurance retentions and other current liabilities	3,302	6,769
Net cash provided by operating activities	32,501	18,376

Cash flows from investing activities:
Decrease in restricted cash	3	(9)
Additions to property and equipment	(1,685)	(2,915)
Net cash used in investing activities	(1,682)	(2,924)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	19,081	-
Debt issuance costs	(919)	-
Repayment of debt	(34,968)	-
Payment received - receivable from stockholders	918	-
Excess funds withheld by lender	-	(5,677)
Noncontrolling interests distributions	(3,299)	(2,291)
Capital lease obligations, net	(1,252)	(839)
Net cash used in financing activities	(20,439)	(8,807)

Net increase in cash and cash equivalents	10,380	6,645
Cash and cash equivalents, beginning of period	10,159	3,514
Cash and cash equivalents, end of period	$20,539	$10,159

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

LIQUIDITY - As of March 31, 2011 and 2010, the Company had a total stockholders’ deficiency of $18.6 million and $36.8 million, respectively, and a working capital deficit of $21.3 million and $4.5 million, respectively.  For the years ended March 31, 2011 and 2010, the Company had net income of $20.2 million and $7.1 million, respectively. On August 30, 2010, the Company (excluding PCHI) entered into a Credit and Security Agreement with MidCap Financial, LLC, a commercial finance lender specializing in loans to middle market health care companies, and Silicon Valley Bank.  At March 31, 2011, the Company had $919 in additional availability under this credit facility(Note 3).

DESCRIPTION OF BUSINESS - Effective March 8, 2005, the Company acquired four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation (the "Acquisition"). The Company owns and operates the four community-based hospitals located in southern California, which are:

●	282-bed Western Medical Center in Santa Ana
●	188-bed Western Medical Center in Anaheim
●	178-bed Coastal Communities Hospital in Santa Ana
●	114-bed Chapman Medical Center in Orange

RECLASSIFICATION FOR PRESENTATION - Certain amounts previously reported have been reclassified to conform to the current period's presentation with no impact on the reported net income of the Company.

CONCENTRATION OF RISK - The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Substantially all net operating revenues come from external customers. The largest payers are Medicare and Medicaid, which combined accounted for 65.5% and 59.1% of the net operating revenues for the years ended March 31, 2011 and 2010, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

We receive all of our inpatient services revenue from operations in Orange County, California. The economic conditions of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

USE OF ESTIMATES - The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, income taxes, accrued insurance retentions and self-insurance reserves, and net patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $456 and $220 as of March 31, 2011 and 2010, respectively, which are included as due from government payers in the consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $21.4 million and $18.9 million during the years ended March 31, 2011 and 2010, respectively. The related revenue recorded for the years ended March 31, 2011 and 2010, was $20.6 million and $21.0 million, respectively. As of March 31, 2011 and 2010, estimated DSH receivables were $3.9 million and $4.8 million, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

The following is a summary of due from governmental payers:

	March 31, 2011	March 31, 2010

Medicare	$456	$220
Medicaid	3,896	4,759
	$4,352	$4,979

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on average revenue for comparable services from all other payers, revenues foregone under the charity policy, including indigent care accounts, were $9.2 million and $8.3 million for the years ended March 31, 2011 and 2010, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2011 and 2010 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of March 31, 2011 and 2010, the Company established a receivable in the amount of $1.6 million and $1.7 million, respectively, related to discharges deemed eligible to meet program criteria.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

LETTERS OF CREDIT - At March 31, 2011 and 2010, the Company had outstanding standby letters of credit totaling $0 and $1.5 million, respectively.

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

LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated undiscounted future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns.

DEBT ISSUANCE COSTS - On April 13, 2010, the amended financing obtained by the Company was accounted for as extinguishment of existing debt in accordance with GAAP (Note 3). Accordingly, the unamortized debt issuance cost balance prior to the refinancing aggregating $130 was written off.  The Company did not incur any material third party costs in connection with the amended debt effective April 13, 2010.  On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $450 origination fee for the Company's $40 million Revolving Line of Credit (new debt) and $469 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Debt issuance costs of $304 and $248 were amortized during the years ended March 31, 2011 and 2010, respectively.  At March 31, 2011 and 2010, prepaid expenses and other current assets in the accompanying consolidated balance sheets included $300 and $130, respectively, as the current portion of debt issuance costs.

FAIR VALUE MEASUREMENTS - The Company's financial assets and liabilities recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, debt, accounts payable, and other liabilities, all of which are recorded at book value which approximates fair value.

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

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company currently has no financial or nonfinancial assets or liabilities subject to fair value measurement on a recurring basis except for warrants issued in April 2010 (Note 4).

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2011:

As of March 31, 2011	Total	Level 1	Level 2	Level 3

Warrant liability	$167	-	-	$167

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)
Fair value of warrants issued and vested	$5,041
Change in fair value of warrant liability included in earnings	(4,874)

Ending balance at March 31, 2011	$167

 WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4). In June 2008, the FASB issued a new standard that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under this standard is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Effective April 1, 2009, the Company adopted this standard, and at the time of adoption, this standard did not have an effect on the Company’s consolidated financial statements.  Subsequent to the Company’s adoption of this standard, the Company issued the April Warrants, which are accounted for as liabilities (Note 4).

INCOME PER COMMON SHARE - Income per share is calculated under two different methods, basic and diluted. Basic income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds (Note 8).

SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid during the year ended March 31, 2011 and 2010 was $9.4 million and $0.6 million, respectively.

The Company made cash payments for taxes of $0 million and $1.5 million during the years ended March 31, 2011 and 2010, respectively.

The Company entered into new capital lease obligations of $2.2 million and $0 million during the years ended March 31, 2011 and 2010, respectively.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

SUBSEQUENT EVENTS - The Company’s accompanying consolidated financial statements are considered issued when filed with the SEC.  The Company has evaluated subsequent events to the filing date of this Form 10-K with the SEC.

NEW ACCOUNTING STANDARDS – In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity. The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. The Company will adopt the modified accounting standards in the first quarter of fiscal year 2012 and is currently assessing the potential impact that the adoption will have on its consolidated results of operations and consolidated financial position.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2011	March 31, 2010

Buildings	$34,624	$33,842
Land and improvements	13,523	13,523
Equipment	13,266	12,766
Construction in progress	1,375	617
Assets under capital leases	11,218	9,371
	74,006	70,119
Less accumulated depreciation	(19,755)	(15,613)

Property and equipment, net	$54,251	$54,506

Accumulated depreciation on assets under capital leases as of March 31, 2011 and 2010 was $3.7 million and $2.7 million, respectively.

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit. However, subsequent new review methodologies have caused an inability to fully determine the estimate of these costs at March 31, 2011.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan when it received proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (“QAF”) (Note 11).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Loans under the New Credit Facility accrue interest at LIBOR (subject to a 2.5% floor) plus 5.0% per annum, subject to a default rate of interest and other adjustments provided for in the New Credit Agreement.  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period. The Company also pays a collateral management fee of .0625% per month on the outstanding balance (or a minimum balance amount equal to 85% of the monthly average borrowing base (the “Minimum Balance Amount”), if such amount is greater than the outstanding balance), a monthly minimum balance fee equal to the highest interest rate applicable to the loans if the Minimum Balance Amount is greater that the outstanding balance, and an unused line fee equal to .042% per month of the average unused portion of the New Credit Facility.  The Company paid to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s commitments under the New Credit Facility at closing.

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
MARCH 31, 2011

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

Lastly, under the Amendment, in the event the Company permanently reduces its Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are swept into the Lender’s account from the Company’s lockbox accounts to a different bank account designated by the Company. Effective March 1, 2011, the Company reduced its Revolving Loan Commitment Amount to $20.0 million.  Beginning in April 2011, the funds that were previously swept into the Lender’s account were swept directly to the Company’s main account.

As of March 31, 2011, the Company had the following Credit Agreements:

●
A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at March 31, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at March 31, 2011) and an unused commitment fee of 0.625% per year ($19.1 million outstanding balance at March 31, 2011).  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period.  As of March 31, 2011, the Company was in compliance with all financial covenants.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The Company's outstanding debt consists of the following:

	March 31, 2011	March 31, 2010

Current:
Revolving line of credit, outstanding borrowings	$19,081	$-

	$19,081	$-

Noncurrent:
Secured term note	$45,000	$45,000
Convertible note	-	5,968
Secured line of credit, outstanding borrowings	-	30,000

	$45,000	$80,968

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of March 31, 2011, the fair value of the Omnibus Warrants was $97.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. During the year ended March 31, 2010, the Company recorded the fair value of $2.1 million as an offsetting cost of the recovery of funds overswept by the Company’s prior lender.  As of March 31, 2011, the fair value of the Release Warrant was $70.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” For the year ended March 31, 2011, due to the decrease in the fair value of the April Warrants, the Company recognized a gain relating to the change in the warrant liability of $4.9 million. The net gain recorded related to the April Warrants for the year ended March 31, 2011 was $1.9 million.

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

	March 31, 2011	April 13, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.8%	1.7%
Expected volatility	50.9%	68.4%
Expected term (in years)	2.0	3.0

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The income tax provision (benefit), all current, consisted of the following:

	For the year ended March 31,
	2011	2010
Income tax provision (benefit):
Federal	$11,000	$(34)
State	3,000	(146)

Income tax provision (benefit)	$14,000	$(180)

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is as follows:

	For the year ended March 31,
	2011	2010

U.S. federal statutory income taxes	$12,096	$4,290
State and local income taxes, net of federal benefits	1,797	656
Change in valuation allowance	(21,860)	(3,742)
Uncertain tax positions	12,471	-
Warrants	(663)	7
Variable interest entity	(136)	(1,233)
Deferred tax adjustments	10,391	(179)
Other	(96)	21

Income tax provision (benefit)	$14,000	$(180)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance at March 31:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$5,360	$486
Accrued vacation	2,629	2,328
Tax credits	-	18,896
Net operating losses	1,092	15,847
State taxes	(1,167)	(7,487)
Accrued insurance	5,109	4,637
Other	(2,011)	(1,835)
	11,012	32,872
Valuation allowance	(11,012)	(32,872)

Total deferred tax assets	$-	$-

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The valuation allowances above were recorded based on an assessment of the realization of deferred tax assets as described below. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 100% valuation allowance on its net deferred tax assets based primarily on the following factors:

●	Cumulative losses in recent years;

●	Income/losses expected in future years;

●	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

●	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

●	The carryforward period associated with the deferred tax assets and liabilities.

The Company’s California Enterprise Zone credits are currently under examination by the California taxing authority.  As a result of the examination, during the quarter ended March 31, 2011, the Company recorded a liability of approximately $18.9 million for unrecognized tax benefits.  The Company's utilization of these credits is also subject to significant IRC Section 383 limitations, and these limitations have been incorporated into the tax provision calculation.

Unrecognized tax benefits balance at March 31, 2010	$-
Additions for tax positions related to fiscal year 2011	-
Additions for tax positions of prior years	18,896
Unrecognized tax benefits balance at March 31, 2011	$18,896

The Company’s net operating losses for federal of $1.6 million and for state of $6.1 million begin to expire in 2016 through 2027. The utilization of net operating losses and credit carryforwards are limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into an amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and state tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations.  The Company evaluates its ability to utilize the net operating losses each period with regard to the limitations imposed under IRC 382 and also considering the continuing expiration of statutes of limitation for prior years; and in the current period determined that a portion of the federal and state net operating losses were no longer realizable, and removed from the schedule of deferreds those net operating losses in excess of the IRC 382 limitation and also considering prior years statutes now closed.

PCHI TAX STATUS - PCHI is a limited liability corporation. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of March 31, 2011, the maximum aggregate number of shares under the Plan was 21.0 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Company recorded $40.0 and $51.2 of compensation expense relative to stock options during the year ended March 31, 2011 and 2010, respectively. No options were exercised during the year ended March 31, 2011 and 2010. A summary of stock option activity for the two years ended March 31, 2011 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2009	8,835	$0.19
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(190)	$0.26
Outstanding, March 31, 2010	8,645	$0.19
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(275)	$0.25
Outstanding, March 31, 2011	8,370	$0.18		3.6	$-
Exercisable at March 31, 2011	8,370	$0.18		3.6	$-

A summary of the Company's nonvested options as of March 31, 2011, and changes during the two years ended March 31, 2011 is presented as follows.

	Shares	Weighted- average grant date fair value

Nonvested at March 31, 2009	2,250	$0.03
Granted	-	$-
Vested	(1,285)	$0.03
Forfeited	(52)	$0.07
Nonvested at March 31, 2010	913	$0.03
Granted	-	$-
Vested	(905)	$0.03
Forfeited	(8)	$0.08
Nonvested at March 31, 2011	-	$-

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the year ended March 31, 2011 and 2010, the Company incurred expenses of $2.9 million and $3.1 million, respectively, which are included in salaries and benefits in the accompanying consolidated statements of operations.  At March 31, 2011 and 2010, accrued compensation and benefits in the accompanying consolidated balance sheets included $3.8 million and $2.7 million, respectively, in accrued employer contributions.

NOTE 8 - INCOME PER SHARE

Income per share is calculated under two different methods, basic and diluted. Basic income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds.

Income per share for the years ended March 31, 2011 and 2010 was computed as shown below. Stock options and warrants aggregating approximately 412 million and 294 million shares were not included in the diluted calculation since they were anti-dilutive during the year ended March 31, 2011 and 2010, respectively.

	Year ended March 31,
	2011	2010
Numerator:
Net income attributable to Integrated Healthcare Holdings, Inc.	$20,165	$7,056
Interest on $10.7 million Convertible Term Note	-	560
Adjusted net income attributable to Integrated Healthcare Holdings, Inc.	$20,165	$7,616

Denominator:
Weighted average common shares	255,307	248,568
Shares - $10.7 million Convertible Term Note	-	28,419
Options in the money, net	1,636	1,636
Denominator for diluted calculation	256,944	278,622

Income per share - basic	$0.08	$0.03
Income per share - diluted	$0.08	$0.03

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Term Note. The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI; this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2011, PCHI was owned 51% by various physician investors and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). In accordance with GAAP, a company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

PCHI's assets, liabilities, and accumulated deficit are set forth below.

	March 31, 2011	March 31, 2010

Cash	$330	$943
Property, net	42,273	43,388
Other	70	324
Total assets	$42,673	$44,655

Debt (as guarantor)	$45,000	$45,000
Other	634	3,649
Total liabilities	45,634	48,649

Deficiency	(2,961)	(3,994)
Total liabilities and accumulated deficit	$42,673	$44,655

As noted above, PCHI is a guarantor on the $45.0 million Term Note should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $7.2 million and $5.4 million were eliminated upon consolidation for the year ended March 31, 2011 and 2010, respectively.

The Company has a lease commitment to PCHI (Note 12). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of March 31, 2011 and 2010, Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million and 138.3 million shares, respectively, of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying consolidated financial statements.

NOTE 11 - HOSPITAL QUALITY ASSURANCE FEES (“QAF”)

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.  Formal notice of final approval was received from CMS in February 2011.

As of March 31, 2011, the Company recognized $87.2 million in revenue from the state for the QAF ($44.4 million from the fee-for-service portion and $42.8 million from the supplemental managed care portion). Of the $44.4 million recognized from the fee-for-service portion of the QAF, $1.8 million was received in April 2011 and is reflected as a receivable in the accompanying consolidated balance sheet as of March 31, 2011.  All other amounts had been received as of March 31, 2011.

The Company recorded expenses of $44.7 million for QAF fees paid to the state and $3.1 million in other expenses relating to the QAF.  As of March 31, 2011, $378.6 of the other expenses relating to the QAF was accrued and included in other current liabilities in the accompanying consolidated balance sheet.

In May 2011, CMS approved the extension of the QAF for the six month period from January 1 through June 30, 2011 (Note 13).

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 12 - COMMITMENTS AND CONTINGENCIES

GUARANTEE – At March 31, 2011, the Company accrued $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

OPERATING LEASES – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Term Note, the annual base rent will increase to $8.3 million.  In January 2011, pursuant to the 2010 Lease Amendment, the Company paid approximately $1.0 million of rent due under the lease for the period from November 1, 2008 through April 30, 2010.  This lease commitment with PCHI is eliminated in consolidation.

Following is a schedule of the Company's future minimum operating lease payments, excluding the triple net lease with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2011:

Year ended March 31,
2012	$1,558
2013	1,561
2014	1,396
2015	1,186
2016	1,123
Thereafter	13,661
Total	$20,485

Total rental expense (excluding PCHI rent) for the years ended March 31, 2011 and 2010 was $4.8 million and $4.3 million, respectively. The Company received sublease rental income in relation to certain leases of approximately $625 and $616 for the years ended March 31, 2011 and 2010, respectively.

CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through January 2013. Assets under capital leases with a net book value of $7.5 million and $6.3 million are included in the accompanying consolidated balance sheets as of March 31, 2011 and 2010, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

The following is a schedule of future minimum lease payments under the capitalized leases with the present value of the minimum lease payments as of March 31, 2011:

Year ended March 31,
2012	$1,876
2013	1,529
2014	1,270
2015	1,283
2016	1,212
Thereafter	5,766

Total minimum lease payments	12,936
Less amount representing interest (weighted average interest rate of 5.1%)	(4,968)

Net present value of net minimum lease payments	7,968
Less current portion	(1,131)
Noncurrent portion	$6,837

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2011 and 2010, the Company had accrued $11.3 million and $10.5 million, respectively, which is comprised of $6.6 million and $4.1 million, respectively, in incurred and reported claims, along with $4.7 million and $6.4 million, respectively, in estimated IBNR.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2011 and 2010, the Company had accrued $836 and $717, respectively, comprised of $434 and $239, respectively, in incurred and reported claims, along with $402 and $478, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at March 31, 2011 and 2010 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2011 and 2010, the Company had accrued $1.8 million and $1.7 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self insured health benefit claims at March 31, 2011 and 2010.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of March 31, 2011, the Company finances various insurance policies at an interest rate of 3.95% per annum. The Company incurred finance charges relating to such policies of $31.5 and $89.5 for the years ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, the accompanying consolidated balance sheets include the following balances relating to the financed insurance policies.

	March 31, 2011	March 31, 2010

Prepaid insurance	$3,108	$400

Accrued insurance premiums	$1,951	$-
(Included in other current liabilities)

PURCHASE COMMITMENTS - The Company has commitments with two unrelated party service provider vendors extending over one year.  Commitments total $3.7 million, $3.8 million, and $1.0 million, for the years ending March 31, 2012, 2013, and 2014, respectively.

EMPLOYMENT AGREEMENTS – Effective April 1, 2010, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with each its President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, its Executive Vice President, Finance & Chief Financial Officer, its Executive Vice President & General Counsel, and its Treasurer & Chief Accounting Officer.

BONUSES - During the years ended March 31, 2011 and 2010, the Company implemented discretionary bonus plans, under which eligible employees received bonuses based on the Company's performance and individual performances. For the years ended March 31, 2011 and 2010, the Company awarded eligible employees an aggregate of $535.6 and $1.3 million, respectively. The 2011 bonuses were approved by the Company's Board of Directors and were paid in February 2011. The 2010 bonuses were approved by the Company's Board of Directors, accrued as of March 31, 2010, and paid in June 2010.

UNION CONTRACTS - Approximately 37% of the Company's employees are represented by labor unions as of March 31, 2011. The current SEIU Agreement expires on August 31, 2011, and the Agreement with the CNA expired on February 28, 2011, and is currently in negotiations. Both Agreements have "no strike" provisions and compensation caps which provide the Company with long term compensation and workforce stability.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

On August 20, 2009, Judge Lewis ordered all parties to the Global Settlement Agreement to meet and confer with Hon. Gary Taylor regarding the issue of entering the Global Settlement Agreement as final judgment. On or about November 1, 2009, Judge Taylor issued a written recommendation to the court acknowledging several complications with entering the Global Settlement Agreement as judgment, largely based upon the pending litigation among the members of OC-PIN.  On December 7, 2009, Judge Lewis concurred with Judge Taylor’s recommendation to postpone entering judgment on the Global Settlement Agreement pending a resolution of the action among the members of OC-PIN.  The court scheduled a status conference on April 5, 2010 for further consideration of this issue.  On April 5, 2010, Judge Lewis maintained the current stay order and scheduled an additional status conference for May 17, 2010.  At the May 17, 2010 status conference, the competing OC-PIN factions (referred to below) indicated they would attempt to agree to a plan for the stock issuances described in the Global Settlement Agreement.  At the July 12, 2010 status conference, Judge Lewis granted the Company’s and PCHI’s motions to enforce the Global Settlement Agreement precluding Shah from seeking indemnity from IHHI or PCHI for his defense of the Meka v. Shah action (described below). At the August 30, 2010 status conference, the parties discussed the terms of the proposed judgment.  Judge Lewis scheduled another status conference for October 12, 2010, later continued to November 15, 2010 and further continued to February 28, 2011.  On March 23, 2011 Judge Lewis signed and entered final judgment enforcing the Global Settlement Agreement.  The final judgment contained the following provisions: (1) the Company was to deliver two stock certificates for 14,700 each, in the names of OC-PIN and Dr. Shah, to Dr. Shah’s attorney, and the Company promptly complied with this provision, (2) Dr. Shah’s attorney was to hold the stock certificate belonging to OC-PIN pending a final outcome or other dispositive order in the Meka v. Shah action (described below), (3) the second $750 settlement payment to OC-PIN will be credited toward the purchase of the two stock certificates described above, (4) Dr. Shah and OC-PIN were each ordered to pay $66, for a total of $132, to the Company to make up the difference between the price of the stock and the $750 credit, (5) no party is to receive any interest, (6) the second  $750 settlement payment will not be paid to the Callahan & Blaine trust account, as Callahan & Blaine had requested, but instead applied as a credit as described above, (7) the Company will recognize any order in the Meka v. Shah action regarding the appointment of an OC-PIN representative to the Company’s Board of Directors, and (8) Dr. Shah’s previously-asserted indemnity claims against the Company and PCHI relating to the Meka v. Shah action are dismissed as violating the Global Settlement Agreement.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief relating to the control of OC-PIN.  After a number of demurrers were filed by the defendants, Plaintiffs filed a Sixth Amended Complaint on May 5, 2011, to which the Company is not a party.

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

On or about February 11, 2009, Anderson filed a petition for arbitration before JAMS alleging the same wage claim as he previously alleged in his claim with the California Department of Labor described above. On November 2, 2010 the arbitrator issued an Interim Award, which is subject to change, correction, and/or other modification.  On February 9, 2011, the Company entered into a Settlement Agreement and Mutual General Releases with Anderson (“Anderson Settlement Agreement”).

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  On September 3, 2010 the plaintiffs in both the Avery and Ross actions filed a consolidated complaint (the “Consolidated Complaint”) that alleges the causes of action found in the initial Ross complaint.  On October 12, 2010, the Company filed an answer to the Consolidated Complaint, which generally denied all allegations.  The Company intends to vigorously defend itself in connection with the claims in the Consolidated Complaint.   The parties are currently exchanging discovery in the action.   At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

On June 16, 2008, Michael Fitzgibbons, M.D., filed a complaint against the Company alleging malicious prosecution, intentional interference with prospective economic advantage, defamation, and intentional infliction of emotional distress.  Most of the causes of action in the June 16, 2008 complaint derive from events precipitating a lawsuit filed by the Company against Dr. Fitzgibbons in 2005.  On September 9, 2008, the Company filed a “SLAPP Back” motion seeking to remove the malicious prosecution cause of action from Dr. Fitzgibbons’ complaint, as well as an Anti-SLAPP motion directed to the remaining causes of action.  The Court denied both motions on October 20, 2008.  The Company appealed the denial of the Anti-SLAPP motion, which was denied by the Court of Appeal on October 27, 2009.  The remittitur, releasing jurisdiction back to the trial court, was issued on December 31, 2009.  The court has set a trial date of September 19, 2011, and the parties are currently engaged in discovery.  At this early stage in the litigation, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 13 - SUBSEQUENT EVENTS (unaudited)

QAF - In May 2011, CMS approved the extension of the QAF (Note 11) for the six month period from January 1 through June 30, 2011.

Based on the most recent modeling prepared by the California Hospital Association, the Company anticipates making payments for provider fees and other expenses relating to the QAF of approximately $15.8 million and receiving approximately $31.6 million in net revenues from the state ($18.1 million from the fee-for-service portion and $13.5 million from the managed care portion). The Company paid a total of $15.1 million in provider fees and related expenses during May and June 2011.  The Company received $8.2 million in fee-for-service payments in May 2011 and anticipates receiving the remaining $9.9 million by August 2011.  Managed care payments of $13.5 million are expected to be received in August 2011.  The Company expects to recognize the revenues and related expenses relating to the extension of the QAF once final approval from CMS is received.

The Company cannot provide any assurances or estimates in connection with a possible continuation of the QAF beyond June 30, 2011.

The following financial statement schedule is the only schedule required to be filed under the applicable accounting regulations of the Securities and Exchange Commission.

INTEGRATED HEALTHCARE HOLDINGS, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
[amounts in 000's]

PERIOD	DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD

Accounts Receivable:
Year ended March 31, 2011	Allowance for doubtful accounts	$15,258	$40,435	$35,617	$20,076
Year ended March 31, 2010	Allowance for doubtful accounts	$17,377	$37,533	$39,652	$15,258

Deferred tax assets:
Year ended March 31, 2011	Valuation allowance	$32,872	$1,002	$22,862	$11,012
Year ended March 31, 2010	Valuation allowance	$36,671	$4,872	$8,671	$32,872