Form 10-Q
period 2011-06-30
Integrated Healthcare Holdings Inc
filed 2011-08-10
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 0-23511

INTEGRATED HEALTHCARE HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	87-0573331
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1301 NORTH TUSTIN AVENUE SANTA ANA, CALIFORNIA	92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(714) 953-3503 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 255,307,262 shares outstanding of the registrant's common stock as of August 1, 2011.

INTEGRATED HEALTHCARE HOLDINGS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)
(unaudited)

	June 30, 2011	March 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$14,847	$20,539
Restricted cash	12	24
Accounts receivable, net of allowance for doubtful accounts of $22,008 and $20,076, respectively	46,312	52,538
Inventories of supplies, at cost	6,095	5,945
Due from governmental payers	3,420	4,352
Prepaid insurance	2,282	3,108
Prepaid income taxes	5,200	-
Prepaid expenses - hospital quality assurance fees	15,100	-
Hospital quality assurance fees receivable	-	1,815
Other prepaid expenses and current assets	8,695	8,885
Total current assets	101,963	97,206

Property and equipment, net	53,580	54,251
Debt issuance costs, net	182	445

Total assets	$155,725	$151,902

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$20,000	$19,081
Accounts payable	40,169	43,968
Accrued compensation and benefits	17,011	18,707
Accrued insurance retentions	15,373	16,642
Unearned revenue - hospital quality assurance fees	17,245	-
Income taxes payable	6,494	12,800
Other current liabilities	6,244	7,261
Total current liabilities	122,536	118,459

Debt, noncurrent	45,000	45,000
Warrant liability, noncurrent	3,437	167
Capital lease obligations, net of current portion of $1,140 and $1,131, respectively	6,548	6,837
Total liabilities	177,521	170,463

Commitments, contingencies, and subsequent event

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Receivable from stockholders	(882)	(882)
Accumulated deficit	(82,150)	(79,280)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(19,866)	(16,996)
Noncontrolling interests	(1,930)	(1,565)
Total stockholders' deficiency	(21,796)	(18,561)

Total liabilities and stockholders' deficiency	$155,725	$151,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)
(unaudited)

	Three months ended June 30,
	2011	2010

Net operating revenues	$89,662	$93,919

Operating expenses:
Salaries and benefits	53,238	51,642
Supplies	12,983	12,945
Provision for doubtful accounts	9,697	8,908
Other operating expenses	14,476	16,140
Depreciation and amortization	1,090	1,044
	91,484	90,679

Operating income (loss)	(1,822)	3,240

Other expense:
Interest expense, net	(2,843)	(3,118)
Loss on warrants	(3,270)	(1,900)
	(6,113)	(5,018)

Loss before income tax benefit	(7,935)	(1,778)
Income tax benefit	5,200	-
Net loss	(2,735)	(1,778)
Net income attributable to noncontrolling interests (Note 9)	(135)	(135)

Net loss attributable to Integrated Healthcare Holdings, Inc.	$(2,870)	$(1,913)

Per Share Data:
Loss per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic	255,307	255,307
Diluted	255,307	255,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)

	Integrated Healthcare Holdings, Inc. Stockholders

	Common Stock		Additional Paid-in	Receivable from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2011	255,307	$255	$62,911	$(882)	$(79,280)	$(1,565)	$(18,561)

Net income (loss)	-	-	-	-	(2,870)	135	(2,735)

Noncontrolling interests distributions	-	-	-	-	-	(500)	(500)

Balance, June 30, 2011	255,307	$255	$62,911	$(882)	$(82,150)	$(1,930)	$(21,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)

	Three months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,735)	$(1,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,090	1,044
Provision for doubtful accounts	9,697	8,908
Amortization of debt issuance costs	410	130
Loss on warrants	3,270	1,900
Noncash share-based compensation expense	-	14
Changes in operating assets and liabilities:
Accounts receivable	(3,471)	(5,831)
Inventories of supplies	(150)	(90)
Due from governmental payers	932	4,979
Prepaid income taxes	(5,200)	-
Prepaid expenses - hospital quality assurance fees	(15,100)	-
Hospital quality assurance fees receivable	1,815	-
Prepaid insurance, other prepaid expenses and current assets, and other assets	(1,835)	(2,496)
Accounts payable	(3,799)	(3,322)
Accrued compensation and benefits	(1,696)	(3,253)
Unearned revenues - hospital quality assurance fees	17,245	-
Income taxes payable	(6,306)	-
Accrued insurance retentions and other current liabilities	418	1,098
Net cash provided by (used in) operating activities	(5,415)	1,303

Cash flows from investing activities:
Decrease (increase) in restricted cash	12	(6)
Additions to property and equipment	(419)	(571)
Net cash used in investing activities	(407)	(577)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	919	-
Noncontrolling interests distributions	(500)	(1,250)
Payments on capital lease obligations	(289)	(200)
Net cash provided by (used in) financing activities	130	(1,450)

Net decrease in cash and cash equivalents	(5,692)	(724)
Cash and cash equivalents, beginning of period	20,539	10,159
Cash and cash equivalents, end of period	$14,847	$9,435

Supplemental information:
Cash paid for interest	$2,191	$1,701
Cash paid for income taxes	$6,300	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results for the entire 2012 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 24, 2011.

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

LIQUIDITY - As of June 30 and March 31, 2011, the Company had a total stockholders’ deficiency of $21.8 million and $18.6 million, respectively, and a working capital deficit of $20.6 million and $21.3 million, respectively.  For the three months ended June 30, 2011 and 2010, the Company had a net loss of $2.9 million and $1.9 million, respectively. At June 30, 2011, the Company had no additional availability under its revolving credit facility (Note 3).

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

CONCENTRATION OF RISK - The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Substantially all net operating revenues come from external customers. The largest payers are Medicare and Medicaid, which combined accounted for 55% and 57% of the net operating revenues for the three months ended June 30, 2011 and 2010, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

The Company receives all of our inpatient services revenue from operations in Orange County, California. The economic conditions of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges based on the Company’s Charge Description Master. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the unaudited condensed consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the federal government and state government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $994 and $456 as of June 30 and March 31, 2011, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $4.9 million and $11.1 million during the three months ended June 30, 2011 and 2010, respectively. The related revenue recorded for the three months ended June 30, 2011 and 2010, was $3.4 million and $6.4 million, respectively. As of June 30 and March 31, 2011, estimated DSH receivables were $2.4 million and $3.9 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of due from governmental payers:

	June 30, 2011	March 31, 2011
Medicare	$994	$456
Medicaid	2,426	3,896
	$3,420	$4,352

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended June 30, 2011 and 2010 were approximately $1.3 million and $1.9 million, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of June 30 and March 31, 2011 based on historical collections experience.

The Company receives payments for indigent care under California section 1011. As of June 30 and March 31, 2011, the Company established a receivable in the amount of $1.4 million and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INVENTORIES OF SUPPLIES - Inventories of supplies are valued at the lower of weighted average cost or market.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

DEBT ISSUANCE COSTS - On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $450 origination fee for the Company's $40 million Revolving Line of Credit (new debt) and $469 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Subsequently, the $40 million Revolving Line of Credit was reduced to $20 million, resulting in an acceleration of the amortization of the related debt issuance costs.  Debt issuance costs of $410 (including $334 in accelerated amortization) and $130 were amortized during the three months ended June 30, 2011 and 2010, respectively.  At June 30 and March 31, 2011, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $153 and $300, respectively, as the current portion of debt issuance costs.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2011:

	Total	Level 1	Level 2	Level 3

Warrant liability	$3,437	-	-	$3,437

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2011 - Fair value of warrants issued and vested	$167
Change in fair value of warrant liability included in earnings	3,270

Balance at June 30, 2011	$3,437

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

LOSS PER COMMON SHARE - Loss per share is calculated under two different methods, basic and diluted. Basic loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds (Note 8).

INCOME TAXES - Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its deferred tax assets.

There is a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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
JUNE 30, 2011
(UNAUDITED)

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

NEW ACCOUNTING STANDARDS – In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity. The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis (the Company has applied the accounting change for insurance recoveries on a retrospective basis). The Company adopted the modified accounting standards during the three months ended June 30, 2011, which did not have a material impact on the unaudited condensed consolidated financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2011	March 31, 2011

Buildings	$34,637	$34,624
Land and improvements	13,523	13,523
Equipment	13,635	13,266
Construction in progress	1,404	1,375
Assets under capital leases	11,218	11,218
	74,417	74,006
Less accumulated depreciation	(20,837)	(19,755)

Property and equipment, net	$53,580	$54,251

Accumulated depreciation on assets under capital leases as of June 30 and March 31, 2011 was $4.1 million and $3.7 million, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.  The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of June 30, 2011.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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
JUNE 30, 2011
(UNAUDITED)

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

As of June 30, 2011, the Company had the following Credit Agreements:

●
A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at June 30, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at June 30, 2011) and an unused commitment fee of 0.625% per year ($20.0 million outstanding balance at June 30, 2011).  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period.  As of June 30, 2011, the Company was in compliance with all financial covenants.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The Company's outstanding debt consists of the following:

	June 30, 2011	March 31, 2011

Current:
Revolving line of credit	$20,000	$19,081

Noncurrent:
Secured term note	$45,000	$45,000

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of June 30, 2011, the fair value of the Omnibus Warrants was $2.0 million.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of June 30, 2011, the fair value of the Release Warrant was $1.4 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net loss recorded related to the April Warrants for the three months ended June 30, 2011 and 2010 was $3.3 million and $1.9 million, respectively.

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

	June 30, 2011	April 13, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.4%	1.7%
Expected volatility	43.0%	68.4%
Expected term (in years)	1.8	3.0

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 5 - INCOME TAXES

The utilization of NOL and credit carryforwards is limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into the amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and State tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations. The Company evaluates its ability to utilize the net operating losses each period with regard to the limitations imposed under IRC 382 and also considering the continuing expiration of statutes of limitation for prior years; and in the prior year determined that a portion of the federal and state net operating losses were no longer realizable, and removed from the schedule of deferreds those net operating losses in excess of the IRC 382 limitation and also considering prior years statutes now closed.

The difference between the reported income tax benefit and the amount computed by multiplying income before income tax benefit in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The Company received QAF (Note 11) payments in the first quarter of the current fiscal year and expects additional payments in subsequent periods.  The application of FIN 18 requires the Company to compute the interim period income tax expense (benefit) by applying the estimated annual effective tax rate to the first quarter income (loss) from continuing operations, which resulted in the recognition of a tax benefit for the first quarter.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at June 30, 2011 could be realized, and based on this analysis the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets for the three months ended June 30, 2011.

The Company’s California Enterprise Zone credits are currently under examination by the California taxing authority.  As a result of the examination, the Company recorded a liability of approximately $18.9 million for unrecognized tax benefits.  The Company's utilization of these credits is also subject to significant IRC Section 383 limitations, and these limitations have been incorporated into the tax provision calculation.

PCHI TAX STATUS - PCHI is a limited liability company. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of June 30, 2011, the maximum aggregate number of shares under the Plan was 21.0 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model. Since there is limited historical data with respect to both pre-vesting forfeiture and post-vesting termination, the expected life of the options was determined utilizing the simplified method, whereby the expected term is calculated by taking the sum of the vesting term plus the original contractual term and dividing that quantity by two.

The Company recorded $0 and $14.0 of compensation expense relative to stock options during the three months ended June 30, 2011 and 2010, respectively. No options were exercised during the three months ended June 30, 2011 and 2010. A summary of stock option activity for the three months ended June 30, 2011 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2011	8,370	$0.18
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(20)	$0.25
Outstanding, June 30, 2011	8,350	$0.18		3.4	$-
Exercisable at June 30, 2011	8,350	$0.18		3.4	$-

All outstanding options were fully vested as of June 30 and March 31, 2011.

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended June 30, 2011 and 2010, the Company incurred expenses of $774 and $758, respectively, which are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At June 30 and March 31, 2011, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $1.6 million and $3.8 million, respectively, in accrued employer contributions.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Since the Company incurred losses for the three months ended June 30, 2011 and 2010, the potential shares of common stock, consisting of approximately 412 million and 437 million shares, respectively, issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for those periods.

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Term Note. The Company remains primarily liable as the borrower under the $45.0 million Term Note notwithstanding its guarantee by PCHI; this note is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of June 30, 2011, PCHI was owned 51% by various physician investors and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). A company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Term Note, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Term Note. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

PCHI's assets, liabilities, and accumulated deficit are set forth below.

	June 30, 2011	March 31, 2011

Cash	$199	$330
Property, net	41,951	42,273
Other	142	70
Total assets	$42,292	$42,673

Debt (as guarantor)	$45,000	$45,000
Other	617	634
Total liabilities	45,617	45,634

Deficiency	(3,325)	(2,961)
Total liabilities and accumulated deficit	$42,292	$42,673

As noted above, PCHI is a guarantor on the $45.0 million Term Note should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.9 million and $1.7 million were eliminated upon consolidation for the three months ended June 30, 2011 and 2010, respectively.

The Company has a lease commitment to PCHI (Note 12). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS

PCHI - The Company leases substantially all of the real property of the acquired Hospitals from PCHI. PCHI is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of June 30 and March 31, 2011, Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

NOTE 11 - HOSPITAL QUALITY ASSURANCE FEE PROGRAM

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.

The hospital quality assurance fee program (“QAF”) created by this legislation initially provided payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010 (“2010 QAF”). During fiscal year 2011, the Company recognized $87.2 million in revenue from the state for the 2010 QAF of which $1.8 million was received in April 2011 and is reflected as a receivable in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2011.  All other amounts had been received during fiscal year 2011. As of March 31, 2011, $378.6 of the other expenses relating to the 2010 QAF was accrued and included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

In May 2011, CMS conditionally approved the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).

Based on the most recent modeling prepared by the California Hospital Association, the Company anticipates making payments for provider fees and other expenses relating to the 2011 QAF of approximately $15.8 million and receiving approximately $31.6 million in net revenues from the state ($18.1 million from the fee-for-service portion and $13.5 million from the managed care portion). As of June 30, 2011, the Company has received $17.2 million from the fee-for-service portion of the 2011 QAF from the state and has paid fees to the state totaling $15.1 million.  Until such time as all final approvals have been received from CMS, the amounts received and paid through June 30, 2011 are reflected as unearned revenue and a prepaid asset, respectively, in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011.

The Company cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond June 30, 2011.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

GUARANTEE - At June 30, 2011, the Company accrued $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

CAPITAL LEASES - In connection with the Hospital Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $7.1 million and $7.5 million are included in the accompanying unaudited condensed consolidated balance sheets as of June 30 and March 31, 2011, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2011, the Company had accrued $12.6 million and $14.0 million, respectively, which is comprised of $5.7 million and $6.6 million, respectively, in incurred and reported claims, along with $6.9 million and $7.4 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $2.2 million and $2.7 million are included in other prepaid expenses and current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30 and March 31, 2011, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2011, the Company had accrued $770 and $836, respectively, comprised of $392 and $434, respectively, in incurred and reported claims, along with $378 and $402, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at June 30 and March 31, 2011 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of June 30 and March 31, 2011, the Company had accrued $2.0 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at June 30 and March 31, 2011.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of June 30, 2011, the Company finances various insurance policies at an interest rate of 4.03% per annum. The Company incurred finance charges relating to such policies of $12.4 and $16.7 for the three months ended June 30, 2011 and 2010, respectively. As of June 30 and March 31, 2011, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	June 30, 2011	March 31, 2011

Prepaid insurance	$2,282	$3,108

Accrued insurance premiums	$1,523	$1,951
(Included in other current liabilities)

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

The following is a summary of material developments in the matter involving Orange County Physicians Investment Network, LLC (“OC-PIN”) that was identified in our Form 10-K filed on June 24, 2011.  There have been no material developments in the other matters identified in the Form 10-K.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief relating to the control of OC-PIN.  After a number of demurrers were filed by the defendants, Plaintiffs filed a Sixth Amended Complaint on May 5, 2011, to which the Company is not a party.  On May 19, 2011, Judge Nancy Wieben-Stock appointed Dr. Anil Shah and Dr. John Glavinovich as interim managers of OC-PIN and signed a formal order to this effect on June 27, 2011.  On July 20, 2011, OC-PIN’s attorney placed a demand on the Company to seat two directors – Mr. Brahmbhatt himself and one AmerZarka, M.D. – on the Board of Directors.  The Company declined this request based on its non-compliance with the Global Settlement Agreement and asked for additional information.  On August 3, 2011, the Company filed a lawsuit in the Orange County Superior Court asking for declaratory relief as to how it must respond to this request.

NOTE 13 - SUBSEQUENT EVENT

On July 1, 2011, the Company entered into software and services agreements with McKesson Technologies Inc. (“McKesson”) to upgrade the Company’s information technology systems.

Under the agreements, McKesson will provide the Company with a variety of services, including new software implementation and education/training services for the Company’s personnel, software maintenance services and professional services related to movement and migration of data from legacy systems.  McKesson will also furnish to the Company and maintain new hardware to accommodate the upgraded software and systems.  The new hardware will include computers, and servers, among other things, and will include installation, testing and ongoing maintenance.  The Company has entered into the arrangement to enhance its clinical information systems and upgrade its billing and revenue management information systems.

The agreements will initially run for a period of five years, and the recurring services may be renewed by the Company for successive periods.  The agreements do not provide that they may be terminated by the Company prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed on June 24, 2011 that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

OVERVIEW

On March 8, 2005, we completed our acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation. The Hospitals were assigned to our four wholly owned subsidiaries formed for the purpose of completing the Acquisition. We also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA, and the business known as the West Coast Breast Cancer Center; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, we transferred all of the fee interests in the acquired real estate to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned indirectly by two of our largest shareholders.

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued equity securities to existing shareholders and a new lender (see "WARRANTS”).

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $21.8 million and a working capital deficit of $20.6 million at June 30, 2011.  For the three months ended June 30, 2011, we had a net loss of $2.9 million.

Key items for the three months ended June 30, 2011 included:

1.
Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended June 30, 2011 and 2010 were $80.0 million and $85.0 million, respectively, representing a decrease of 5.9%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $3.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Inpatient admissions decreased by 8.6% to 5.3 for the three months ended June 30, 2011 compared to 5.8 for the three months ended June 30, 2010. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.  Adjusting for the shift to outpatient, adjusted admissions decreased by 4.3% for the three months ended June 30, 2011 compared to the same period in fiscal year 2011.

Uninsured patients, as a percentage of gross charges, were 4.8% for the three months ended June 30, 2011 compared to 5.2% for the three months ended June 30, 2010.

2.
Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the three months ended June 30, 2011 were $91.5 million, or 0.9%, higher than during the three months ended June 30, 2010.

DEBT - On April 13, 2010 (the “Effective Date”), we entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is our majority shareholder.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

We entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement, dated as of January 13, 2010, as amended, by and between KPC and the previous lender’s receiver.  Under the Loan Purchase Agreement and as approved by the Court on April 2, 2010, KPC agreed to purchase all of the Credit Agreements from Medical Capital Corporation’s receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a 15% participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by us in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

The following are material terms of the Omnibus Amendment:

●	The stated maturity date under each Credit Agreement was changed to April 13, 2013. The Credit Agreements were otherwise due to mature on October 8, 2010.

●
Affirming release of prior claims between us and the previous lender’s receiver, Silver Point agreed to waive any events of default that had occurred under the Credit Agreements and waived claims to accrued and unpaid interest and fees of $6.4 million under the Credit Agreements as of April 13, 2010.

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, we agreed to make certain mandatory prepayments of the $35.0 million Loan when it received proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (“QAF”) (Note 11).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $50.0 million Revolving Credit Agreement was amended so that Silver Point will, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to us for working capital and general corporate purposes.  Each advance under the $50.0 million Revolving Credit Agreement will bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, we agreed to make mandatory prepayments of the $50.0 million Revolving Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement.  The financial covenants under the $50.0 million Revolving Credit Agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement. This $50.0 million revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $10.7 million Credit Agreement was amended so that the $10.7 million convertible term note will bear a fixed interest rate of 14.5% per year, compared to the interest rate of 9.25% previously in effect and to eliminate the conversion feature of the loan.  In addition, we agreed to make mandatory prepayments of the $10.7 million Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement. This $10.7 million term note was refinanced on August 30, 2010 (see below).

In connection with the sale of the Credit Agreements, all warrants and stock conversion rights issued to the previous lender were cancelled.  In connection with the Omnibus Amendment, we issued new warrants.

On August 30, 2010, we (excluding PCHI) entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial, LLC, a commercial finance lender specializing in loans to middle market health care companies, and Silicon Valley Bank (collectively, the “AR Lender”).

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

Amendment to $80.0 million Credit Agreement – Concurrently with the execution of the New Credit Agreement, on August 30, 2010 we entered into an amendment to its existing $80.0 million Credit Agreement, as amended (the “Original Credit Agreement”), with the Term Lender, PCHI, and Ganesha  (the “Amendment”).  Under the Amendment, we agreed with the Term Lender to the following material changes to the Original Credit Agreement:

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

On October 29, 2010, we entered into Amendment No. 1 (the “Amendment”) to the New Credit Agreement, dated as of August 30, 2010, by and among us and the AR Lender.

Under the Amendment, the AR Lender committed to increase the total revolving loan commitment amount under the New Credit Agreement from $40.0 million to $45.0 million, and we agreed to pay to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s increased commitment under the Amendment, or $50.

Also under the Amendment, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine our Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to us related to QAF (Note 11), which amount was increased from $11.8 million for the first matching payment.

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

Lastly, under the Amendment, in the event we permanently reduce our Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), we would be permitted to transfer funds that are swept into the Lender’s account from our lockbox accounts to a different bank account designated by us. Effective March 1, 2011, we reduced our Revolving Loan Commitment Amount to $20.0 million.  Beginning in April 2011, the funds that were previously swept into the Lender’s account were swept directly to our main account.

As of June 30, 2011, we had the following Credit Agreements:

●
A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at June 30, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at June 30, 2011) and an unused commitment fee of 0.625% per year ($20.0 million outstanding balance at June 30, 2011).  For purposes of calculating interest, all payments we make on the New Credit Facility are subject to a six business day clearance period.  As of June 30, 2011, we were in compliance with all financial covenants.

WARRANTS - On April 13, 2010, we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of June 30, 2011, the fair value of the Omnibus Warrants was $2.0 million.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits. As a result, we recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from our prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of June 30, 2011, the fair value of the Release Warrant was $1.4 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The loss related to the April Warrants for the three months ended June 30, 2011 and 2010 was $3.3 million and $1.9 million, respectively.

HOSPITAL QUALITY ASSURANCE FEES PROGRAM - In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.

The hospital quality assurance fee program (“QAF”) created by this legislation initially provided payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010 (“2010 QAF”). During fiscal year 2011, we recognized $87.2 million in revenue from the state for the 2010 QAF of which $1.8 million was received in April 2011 and is reflected as a receivable in our unaudited condensed consolidated balance sheet as of March 31, 2011.  All other amounts had been received during fiscal year 2011. As of March 31, 2011, $378.6 of the other expenses relating to the 2010 QAF was accrued and included in other current liabilities in our unaudited condensed consolidated balance sheet.

In May 2011, CMS conditionally approved the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).

Based on the most recent modeling prepared by the California Hospital Association, we anticipate making payments for provider fees and other expenses relating to the 2011 QAF of approximately $15.8 million and receiving approximately $31.6 million in net revenues from the state ($18.1 million from the fee-for-service portion and $13.5 million from the managed care portion). As of June 30, 2010, we have received $17.2 million from the fee-for-service portion of the 2011 QAF from the state and have paid fees to the state totaling $15.1 million.  Until such time as all final approvals have been received from CMS, the amounts received and paid through June 30, 2011 are reflected as deferred revenue and a prepaid asset, respectively, in our unaudited condensed consolidated balance sheet as of June 30, 2011.

We cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond June 30, 2011.

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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of June 30, 2011.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on our cash flow.  In addition, remediation could possible result in certain environmental liabilities, such as asbestos abatement.

CASH FLOW - Net cash provided by (used in) operating activities for the three months ended June 30, 2011 and 2010 was $(5.4) million and $1.3 million, respectively. Net income, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from noncontrolling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”)), totaled $1.9 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively. We used $7.5 million and $0 in working capital for the three months ended June 30, 2011 and 2010, respectively. Net cash used in payment of accounts payable, accrued compensation and benefits and other current liabilities was $5.1 million and $5.5 million for the three months ended June 30, 2011 and 2010, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $8.0 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively.

Net cash used in investing activities during the three months ended June 30, 2011 and 2010 was $0.4 million and $0.6 million, respectively. During the three months ended June 30, 2011 and 2010, we invested $0.4 million and $0.6 million in cash, respectively, in new equipment.

Net cash provided by (used in) financing activities for the three months ended June 30, 2011 and 2010 was $0.1 million and $(1.5) million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three months ended June 30, 2011 and 2010, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

	Three months ended June 30,
	2011	2010

Net operating revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	59.4%	55.0%
Supplies	14.5%	13.8%
Provision for doubtful accounts	10.8%	9.5%
Other operating expenses	16.1%	17.2%
Depreciation and amortization	1.2%	1.1%
	102.0%	96.6%

Operating income (loss)	(2.0%)	3.4%

Other expense:
Interest expense, net	(3.2%)	(3.3%)
Loss on warrants	(3.6%)	(2.0%)
	(6.8%)	(5.3%)

Loss before income tax benefit	(8.8%)	(1.9%)
Income tax benefit	5.8%	0.0%
Net loss	(3.0%)	(1.9%)
Net income attributable to noncontrolling interests	(0.2%)	(0.1%)
Net loss attributable to Integrated Healthcare Holdings, Inc.	(3.2%)	(2.0%)

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

NET OPERATING REVENUES - Net operating revenues for the three months ended June 30, 2011 decreased 4.5% compared to the same period in fiscal year 2011, from $93.9 million to $89.7 million. Admissions for the three months ended June 30, 2011 decreased 8.6% compared to the same period in fiscal year 2011. The decline in admissions is the combined result of lower obstetrical deliveries and psychiatric admissions. Net operating revenues per admission improved by 4.6% during the three months ended June 30, 2011 as a result of negotiated managed care and governmental payment rate increases. Adjusting for the shift to outpatient, adjusted admissions decreased by 4.3% for the three months ended June 30, 2011 compared to the same period in fiscal year 2011.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 55% and 57% of the net operating revenues for the three months ended June 30, 2011 and 2010, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 4.8% from 5.2% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended June 30, 2011 and 2010 were $80.0 million and $85.0 million, respectively, representing a decrease of 5.9%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $3.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

OPERATING EXPENSES - Operating expenses for the three months ended June 30, 2011 increased to $91.5 million from $90.7 million, an increase of $0.8 million, or 0.9%, compared to the same period in fiscal year 2011. Operating expenses expressed as a percentage of net operating revenues for the three months ended June 30, 2011 and 2010 were 102.0% and 96.6%, respectively. On a per admission basis, operating expenses increased 10.6%.

Salaries and benefits increased $1.6 million (3.1%) for the three months ended June 30, 2011 compared to the same period in fiscal year 2011. The increase is primarily due to an increase in health insurance ($1.7 million) which was partially offset by lower paid hours due to the decrease in admissions.

Other operating expenses during the three months ended June 30, 2011 decreased to $14.5 million from $16.1 million, a decrease of $1.6 million, or 9.9%, compared to the same period in fiscal 2011, primarily due to an accrual of $1.5 million during the three months ended June 30, 2010 for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care (the agreement and the institution’s practice are being reviewed).

The provision for doubtful accounts for the three months ended June 30, 2011 was $9.7 million compared to $8.9 million for the three months ended March 31, 2010, representing a 9.0% increase.  The primary reason for the increase was related to an increase in patients classified as self-pay as a result of the delay in California field offices processing medical eligibility applications due to State mandatory furloughs and general economic and unemployment conditions.

OPERATING INCOME - The operating income (loss) for the three months ended June 30, 2011 and 2010 was $(1.8) million and $3.2 million, respectively.

OTHER EXPENSE - Interest expense for the three months ended June 30, 2011 was $2.8 million compared to $3.1 million for the same period in fiscal year 2011. The decrease primarily related to lower outstanding borrowings under our revolving line of credit, which was partially offset by accelerated amortization of debt issuance costs of $334 as a result of the reduction in our $40 million Revolving Line of Credit to $20 million.

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during fiscal year 2010.  The remaining $2.9 million was recorded as warrant expense during fiscal year 2011.   As of June 30, 2011, the fair value of the warrants aggregated $3.4 million.  The loss related to the April Warrants for the three months ended June 30, 2011 and 2010 was $3.3 million and $1.9 million, respectively. See “DEBT.”

NET LOSS - Net loss for the three months ended June 30, 2011 and 2010 was $2.9 million and $1.9 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges based on our Charge Description Master. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement receivables of $994 and $456 as of June 30 and March 31, 2011, respectively.

Our Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $4.9 million and $11.1 million during the three months ended June 30, 2011 and 2010, respectively. The related revenue recorded for the three months ended June 30, 2011 and 2010, was $3.4 million and $6.4 million, respectively. As of June 30 and March 31, 2011, estimated DSH receivables were $2.4 million and $3.9 million, respectively.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to its net operating revenues.

Our Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from our Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended June 30, 2011 and 2010 were approximately $1.3 million and $1.9 million, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of June 30 and March 31, 2011 based on historical collections experience.

We receive payments for indigent care under California section 1011. As of June 30 and March 31, 2011, we established a receivable in the amount of $1.4 million and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

We are not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in its unaudited condensed consolidated financial statements.

PROVISION FOR DOUBTFUL ACCOUNTS - We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Our Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

Our policy is to attempt to collect amounts due from patients, including copayments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In nonemergency circumstances or for elective procedures and services, it is our Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated.

INCOME TAXES - Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. We assess the realization of deferred tax assets to determine whether an income tax valuation allowance is required. We have recorded a 100% valuation allowance on its deferred tax assets.

There is a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and California. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of the income tax provision.

INSURANCE - We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2011, we had accrued $12.6 million and $14.0 million, respectively, which is comprised of $5.7 million and $6.6 million, respectively, in incurred and reported claims, along with $6.9 million and $7.4 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $2.2 million and $2.7 million are included in other prepaid expenses and current assets as of June 30 and March 31, 2011, respectively.

We have also purchased occurrence coverage insurance to fund its obligations under its workers' compensation program. We have a "guaranteed cost" policy, under which the carrier pays all workers' compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers' compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2011, we had accrued $770 and $836, respectively, comprised of $392 and $434, respectively, in incurred and reported claims, along with $378 and $402, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for its employees. As a result, we have established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at June 30 and March 31, 2011 were based upon projections. We determine the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our consolidated financial statements. As of June 30 and March 31, 2011, we had accrued $2.0 million and $1.8 million, respectively, in estimated IBNR. We believe this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at June 30 and March 31, 2011.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

NEW ACCOUNTING STANDARDS

In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity. The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis (the Company has applied the accounting change for insurance recoveries on a retrospective basis). We adopted the modified accounting standards during the three months ended June 30, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2011, we did not have any investment in or outstanding liabilities under market rate sensitive instruments. We do not enter into hedging instrument arrangements.

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

As of June 30, 2011, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following is a summary of material developments in the matter involving Orange County Physicians Investment Network, LLC (“OC-PIN”) that was identified in our Form 10-K filed on June 24, 2011.  There have been no material developments in the other matters identified in the Form 10-K.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief relating to the control of OC-PIN.  After a number of demurrers were filed by the defendants, Plaintiffs filed a Sixth Amended Complaint on May 5, 2011, to which the Company is not a party.  On May 19, 2011, Judge Nancy Wieben-Stock appointed Dr. Anil Shah and Dr. John Glavinovich as interim managers of OC-PIN and signed a formal order to this effect on June 27, 2011.  On July 20, 2011, OC-PIN’s attorney placed a demand on the Company to seat two directors – Mr. Brahmbhatt himself and one AmerZarka, M.D. – on the Board of Directors.  The Company declined this request based on its non-compliance with the Global Settlement Agreement and asked for additional information.  On August 3, 2011, the Company filed a lawsuit in the Orange County Superior Court asking for declaratory relief as to how it must respond to this request.

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

There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: August 10, 2011	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)