Form 10-Q
period 2011-09-30
Integrated Healthcare Holdings Inc
filed 2011-11-09
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011; or

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

There were 255,307,262 shares outstanding of the registrant's common stock as of November 3, 2011.

INTEGRATED HEALTHCARE HOLDINGS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)
(unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,933	$20,539
Restricted cash	11	24
Accounts receivable, net of allowance for doubtful accounts of $15,823 and $20,076, respectively	48,997	52,538
Inventories of supplies, at cost	6,195	5,945
Due from governmental payers	5,846	4,352
Prepaid insurance	1,888	3,108
Prepaid income taxes	1,223	-
Prepaid expenses - hospital quality assurance fees	15,247	-
Hospital quality assurance fees receivable	-	1,815
Other prepaid expenses and current assets	10,717	8,885
Total current assets	93,057	97,206

Property and equipment, net	52,836	54,251
Debt issuance costs, net	144	445

Total assets	$146,037	$151,902

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$20,000	$19,081
Accounts payable	40,244	43,968
Accrued compensation and benefits	17,112	18,707
Accrued insurance retentions	15,254	16,642
Unearned revenue - hospital quality assurance fees	18,386	-
Income taxes payable	-	12,800
Other current liabilities	4,048	7,261
Total current liabilities	115,044	118,459

Debt, noncurrent	45,000	45,000
Warrant liability, noncurrent	384	167
Capital lease obligations, net of current portion of $1,116 and $1,131, respectively	6,316	6,837
Total liabilities	166,744	170,463

Commitments and contingencies

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Receivable from stockholders	-	(882)
Accumulated deficit	(81,644)	(79,280)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(18,478)	(16,996)
Noncontrolling interests	(2,229)	(1,565)
Total stockholders' deficiency	(20,707)	(18,561)

Total liabilities and stockholders' deficiency	$146,037	$151,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Net operating revenues	$93,702	$91,001	$183,364	$184,920

Operating expenses:
Salaries and benefits	53,160	52,038	106,398	103,680
Supplies	13,230	13,716	26,213	26,661
Provision for doubtful accounts	7,119	10,359	16,816	19,267
Other operating expenses	14,699	15,260	29,176	31,400
Depreciation and amortization	1,077	1,052	2,167	2,096
	89,285	92,425	180,770	183,104

Operating income (loss)	4,417	(1,424)	2,594	1,816

Other expense:
Interest expense, net	(2,480)	(3,147)	(5,322)	(6,265)
Gain (loss) on warrants	3,053	592	(217)	(1,308)
	573	(2,555)	(5,539)	(7,573)

Income (loss) before income tax provision (benefit)	4,990	(3,979)	(2,945)	(5,757)
Income tax provision (benefit)	4,400	-	(800)	-
Net income (loss)	590	(3,979)	(2,145)	(5,757)
Net income attributable to noncontrolling interests (Note 9)	(84)	(1)	(219)	(136)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$506	$(3,980)	$(2,364)	$(5,893)

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.00	$(0.02)	$(0.01)	$(0.02)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic	255,307	255,307	255,307	255,307
Diluted	256,972	255,307	255,307	255,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)
(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock		Additional Paid-in	Receivable from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2011	255,307	$255	$62,911	$(882)	$(79,280)	$(1,565)	$(18,561)

Payment received on receivable from stockholders	-	-	-	882	-	-	882

Net income (loss)	-	-	-	-	(2,364)	219	(2,145)

Noncontrolling interests distributions	-	-	-	-	-	(883)	(883)

Balance, September 30, 2011	255,307	$255	$62,911	$-	$(81,644)	$(2,229)	$(20,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)
(unaudited)

	Six months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,145)	$(5,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,167	2,096
Provision for doubtful accounts	16,816	19,267
Amortization of debt issuance costs	449	154
Loss on warrants	217	1,308
Noncash share-based compensation expense	-	27
Changes in operating assets and liabilities:
Accounts receivable	(13,275)	(17,698)
Inventories of supplies	(250)	1
Due from governmental payers	(1,494)	(341)
Prepaid expenses - hospital quality assurance fees	(15,247)	-
Prepaid income taxes	(1,223)	-
Hospital quality assurance fees receivable	1,815	-
Prepaid insurance, other prepaid expenses and current assets, and other assets	(760)	(2,903)
Accounts payable	(3,724)	(1,580)
Accrued compensation and benefits	(1,595)	(3,674)
Unearned revenue - hospital quality assurance fees	18,386	-
Income taxes payable	(12,800)	-
Accrued insurance retentions and other current liabilities	(3,851)	370
Net cash used in operating activities	(16,514)	(8,730)

Cash flows from investing activities:
Increase (decrease) in restricted cash	13	(8)
Additions to property and equipment	(752)	(853)
Net cash used in investing activities	(739)	(861)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	919	39,282
Debt issuance costs	-	(869)
Repayment of debt	-	(34,968)
Payment received - receivable from stockholders	132	-
Noncontrolling interests distributions	(883)	(1,650)
Payments on capital lease obligations	(521)	(465)
Net cash provided by (used in) financing activities	(353)	1,330

Net decrease in cash and cash equivalents	(17,606)	(8,261)
Cash and cash equivalents, beginning of period	20,539	10,159
Cash and cash equivalents, end of period	$2,933	$1,898

Supplemental information:
Cash paid for interest	$4,587	$4,377
Cash paid for income taxes	$13,095	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the results for the entire 2012 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 24, 2011.

The Company has determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 9), is a variable interest entity as defined by GAAP and, accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all amounts included in these notes to the condensed consolidated financial statements are expressed in thousands (except per share amounts, percentages and stock option prices and values).

LIQUIDITY - As of September 30, 2011, the Company had a total stockholders’ deficiency of $20.7 million and a working capital deficit of $22.0 million.  For the three and six months ended September 30, 2011, the Company had net income (loss) of $0.5 million and $(2.4) million, respectively. At September 30, 2011, the Company had no additional availability under its revolving credit facility (Note 3).

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

Substantially all net operating revenues come from external customers. The largest payers are Medicare and Medicaid, which combined accounted for 55% and 58% of the net operating revenues for the three months ended September 30, 2011 and 2010, respectively, and 55% and 57% for the six months ended September 30, 2011 and 2010, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

The Company receives all of its inpatient services revenue from operations in Orange County, California. The economic conditions of this market could affect the ability of patients and third-party payers to reimburse the Company for services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

USE OF ESTIMATES - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, income taxes, accrued insurance retentions, self-insurance reserves, and net patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges based on the Company’s Charge Description Master. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the accompanying unaudited condensed consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the federal government or state government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Since Medicare requires a hospital's gross charges to be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost based revenues under these programs are subject to audit, and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically, at year end, and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the Final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $534 and $456 as of September 30 and March 31, 2011, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $1.1 million and $0 during the three months ended September 30, 2011 and 2010, respectively, and $5.9 million and $11.1 million during the six months ended September 30, 2011 and 2010, respectively. The related revenue recorded for the three months ended September 30, 2011 and 2010, was $4.0 million and $4.8 million, respectively, and $7.4 and $11.1 million for the six months ended September 30, 2011 and 2010, respectively. As of September 30 and March 31, 2011, estimated DSH receivables were $5.3 million and $3.9 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of due from governmental payers:

	September 30, 2011	March 31, 2011
Medicare	$534	$456
Medicaid	5,312	3,896
	$5,846	$4,352

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended September 30, 2011 and 2010 were approximately $2.5 million and $2.6 million, respectively, and $3.8 million and $4.5 million for the six months ended September 30, 2011 and 2010, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of September 30 and March 31, 2011 based on historical collections experience.

The Company receives payments for “eligible alien” care under Section 1011 of the Medicare Modernization Act of 2003. As of September 30 and March 31, 2011, the Company established a receivable in the amount of $1.3 million and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

INVENTORIES OF SUPPLIES - Inventories of supplies are valued at the lower of weighted average cost or market.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and any impairment write-downs related to assets held and used. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Capital leases are recorded at the beginning of the lease term as property and equipment and a corresponding lease liability is recognized. The value of the property and equipment under capital lease is recorded at the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of the lease term or their estimated useful life, where applicable.

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

DEBT ISSUANCE COSTS - On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $450 origination fee for the Company's $40 million Revolving Line of Credit (new debt) and $469 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Subsequently, the $40 million Revolving Line of Credit was reduced to $20 million, resulting in an acceleration of the amortization of the related debt issuance costs.  Debt issuance costs of $38 and $24 were amortized during the three months ended September 30, 2011 and 2010, respectively, and $449 (including $334 in accelerated amortization) and $154 during the six months ended September 30, 2011 and 2010, respectively.  At September 30 and March 31, 2011, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $153 and $300, respectively, as the current portion of debt issuance costs.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2011:

	Total	Level 1	Level 2	Level 3

Warrant liability	$384	-	-	$384

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2011 - Fair value of warrants issued and vested	$167
Change in fair value of warrant liability included in earnings	3,270
Balance at June 30, 2011	3,437
Change in fair value of warrant liability included in earnings	(3,053)
Balance at September 30, 2011	$384

 WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).

INCOME (LOSS) PER COMMON SHARE – Income (loss) per share is calculated under two different methods, basic and diluted. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds (Note 8).

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of the Company’s income tax provision.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

SEGMENT REPORTING - The Company operates in one line of business, the provision of healthcare services through the operation of general hospitals and related healthcare facilities. The Company's Hospitals generate substantially all of its net operating revenues.

The Company's four Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar. This region is an operating segment, as defined by GAAP. In addition, the Company's Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

SUBSEQUENT EVENTS - The Company’s accompanying unaudited condensed consolidated financial statements are considered issued when filed with the SEC.  The Company has evaluated subsequent events to the filing date of this Form 10-Q with the SEC.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2011	2011

Buildings	$35,376	$34,624
Land and improvements	13,523	13,523
Equipment	13,461	13,266
Construction in progress	1,161	1,375
Assets under capital leases	11,218	11,218
	74,739	74,006
Less accumulated depreciation	(21,903)	(19,755)

Property and equipment, net	$52,836	$54,251

Accumulated depreciation on assets under capital leases as of September 30 and March 31, 2011 was $4.4 million and $3.7 million, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.  The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of September 30, 2011.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

NOTE 3 - DEBT

On April 13, 2010 (the “Effective Date”), the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha owns a 49% membership interest in PCHI.

The Company entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement (the “Loan Purchase Agreement”), dated as of January 13, 2010, as amended, by and between KPC and the previous lender’s receiver.  Under the Loan Purchase Agreement, and as approved by the Court on April 2, 2010, KPC agreed to purchase all of the Credit Agreements from Medical Capital Corporation’s receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a 15% participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by the Company in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, the Company agreed to make certain mandatory prepayments of the $35.0 million Loan when it received proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (“QAF”) (Note 11).  The $35.0 million Loan was refinanced on August 30, 2010 (see below).

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

On August 30, 2010, the Company (excluding PCHI) entered into a three year Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial, LLC, a commercial finance lender specializing in loans to middle market health care companies, and Silicon Valley Bank (collectively, the “AR Lender”).

Under the New Credit Agreement, the AR Lender committed to provide up to $40.0 million in loans to the Company under a secured revolving credit facility (the “New Credit Facility”), which may be increased to up to $45.0 million upon the Company’s request, if the AR Lender consents to such increase.  Upon execution of the New Credit Agreement, the AR Lender funded approximately $39.7 million of the New Credit Facility, which funds were used primarily to repay approximately $35.0 million in loans outstanding to affiliates of Silver Point (“Term Lender”).  Upon such repayment, the remaining balances on the Company’s $35.0 million Loan, $50.0 million Revolving Credit Agreement and $10.7 million Credit Agreement with the Term Lender were fully repaid and terminated.  The only loan currently outstanding to the Term Lender consists of the $45.0 million Loan issued under the Company’s $80.0 million Credit Agreement.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Amendment to $80.0 million Credit Agreement – Concurrently with the execution of the New Credit Agreement, on August 30, 2010 the Company entered into an amendment to its existing $80.0 million Credit Agreement, as amended (the “Original Credit Agreement”), with the Term Lender, PCHI, and Ganesha.  Under this amendment, the Company agreed with the Term Lender to the following material changes to the Original Credit Agreement:

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

●
The  Company agreed to the provisions of an Intercreditor Agreement executed on August 30, 2010 by and between the AR Lender and the Term Lender with respect to shared collateral of the Company that is being pledged under both the New Credit Agreement and the Original Credit Agreement.  Under the Intercreditor Agreement, among other things, the Term Lender consented to the AR Lender having a first priority lien on substantially all of the Company’s assets while the Term Lender retained a second lien on such assets in addition to its first priority lien on the Company’s leased properties owned by PCHI.

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

Lastly, under the Amendment, in the event the Company permanently reduces its Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are swept into the AR Lender’s account from the Company’s lockbox accounts to a different bank account designated by the Company. Effective March 1, 2011, the Company reduced its Revolving Loan Commitment Amount to $20.0 million.  Beginning in April 2011, the funds that were previously swept into the AR Lender’s account were swept directly to the Company’s main account.

As of September 30, 2011, the Company had the following Credit Agreements:

●
$45.0 million Loan issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at September 30, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
$20.0 million revolving line of credit under the New Credit Facility, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at September 30, 2011) and an unused commitment fee of 0.625% per year ($20.0 million outstanding balance at September 30, 2011).  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period.  As of September 30, 2011, the Company was in compliance with all financial covenants.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company's outstanding debt consists of the following:

	September 30, 2011	March 31, 2011

Current:
Revolving line of credit	$20,000	$19,081

Noncurrent:
Secured term note	$45,000	$45,000

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of September 30, 2011, the fair value of the Omnibus Warrants was $223.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of September 30, 2011, the fair value of the Release Warrant was $162.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended September 30, 2011 and 2010 was $3.1 million and $0.6 million, respectively, and $(217) and $(1.3) million for the six months ended September 30, 2011 and 2010, respectively.

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

	September 30, 2011	April 13, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.2%	1.7%
Expected volatility	45.3%	68.4%
Expected term (in years)	1.5	3.0

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 5 - INCOME TAXES

The utilization of net operating loss (“NOL”) and credit carryforwards is limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into the amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and State tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations. The Company evaluates its ability to utilize the net operating losses each period with regard to the limitations imposed under IRC 382 and also considering the continuing expiration of statutes of limitation for prior years; and in the prior year determined that a portion of the federal and state net operating losses were no longer realizable, and removed from the schedule of deferreds those net operating losses in excess of the IRC 382 limitation and also considering prior years statutes now closed.

The difference between the reported income tax provision (benefit) and the amount computed by multiplying income before income tax provision (benefit) in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The application of FASB Interpretation Number 18 requires the Company to compute the interim period income tax provision (benefit) by applying the estimated annual effective tax rate to the income (loss) from continuing operations for the three and six months ended September 30, 2011, which resulted in the recognition of a tax expense for the three months ended September 30, 2011 and a tax benefit for the six months ended September 30, 2011.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at September 30, 2011 could be realized, and based on this analysis the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets as of September 30, 2011.

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

PCHI tax status – PCHI is a limited liability company. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of September 30, 2011, the maximum aggregate number of shares under the Plan was 21.0 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company recorded $0 and $13 of compensation expense relative to stock options during the three months ended September 30, 2011 and 2010, respectively, and $0 and $27 during the six months ended September 30, 2011 and 2010, respectively. No options were exercised during the three and six months ended September 30, 2011 and 2010. A summary of stock option activity for the six months ended September 30, 2011 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2011	8,370	$0.18
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(75)	$0.26
Outstanding, September 30, 2011	8,295	$0.18		3.1	$-
Exercisable at September 30, 2011	8,295	$0.18		3.1	$-

All outstanding options were fully vested as of September 30 and March 31, 2011.

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended September 30, 2011 and 2010, the Company incurred expenses of $0.8 million and $0.7 million, respectively, and $1.6 million and $1.5 million during the six months ended September 30, 2011 and 2010, respectively. These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At September 30 and March 31, 2011, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $2.4 million and $3.8 million, respectively, in accrued employer contributions.

NOTE 8 - INCOME (LOSS) PER SHARE

Income per share for the three months ended September 30, 2011 was computed as shown below.  Stock options and warrants aggregating approximately 412 million shares were not included in the diluted calculations since they were anti-dilutive during the three months ended September 30, 2011.

Three months ended September 30, 2011

Numerator:
Net income attributable to Integrated Healthcare Holdings, Inc.	$506

Denominator:
Weighted average common shares	255,307
Dilutive options	1,665
Denominator for diluted calculation	256,972

Income per share - basic	$0.00
Income per share - diluted	$0.00

Since the Company incurred losses for the six months ended September 30, 2011 and the three and six months ended September 30, 2010, the potential shares of common stock consisting of approximately 412 million shares issuable under warrants and stock options were not included in the diluted calculations since they were anti-dilutive for each of those periods.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Loan. The Company remains primarily liable as the borrower under the $45.0 million Loan notwithstanding its guarantee by PCHI.  The $45 million Loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of September 30, 2011, PCHI was owned 51% by various physician investors and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). A company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Loan, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Loan. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

PCHI's assets, liabilities, and accumulated deficit are set forth below.

	September 30, 2011	March 31, 2011

Cash	$182	$330
Property, net	41,628	42,273
Other	174	70
Total assets	$41,984	$42,673

Debt (as guarantor)	$45,000	$45,000
Other	608	634
Total liabilities	45,608	45,634

Deficiency	(3,624)	(2,961)
Total liabilities and accumulated deficit	$41,984	$42,673

As noted above, PCHI is a guarantor on the $45.0 million Loan should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.9 million and $1.8 million were eliminated upon consolidation for the three months ended September 30, 2011 and 2010, respectively, and $3.8 million and $3.5 million for the six months ended September 30, 2011 and 2010, respectively.

The Company has a lease commitment to PCHI (Note 12). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of September 30 and March 31, 2011, Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

Based on the most recent modeling prepared by the California Hospital Association, the Company anticipates making payments for provider fees and other expenses relating to the 2011 QAF of approximately $15.8 million and receiving approximately $31.6 million in net revenues from the state ($18.1 million from the fee-for-service portion and $13.5 million from the managed care portion). As of September 30, 2011, the Company has received $18.4 million from the fee-for-service portion of the 2011 QAF from the state and has paid fees to the state totaling $15.2 million.  Until such time as all final approvals have been received from CMS, the amounts received and paid through September 30, 2011 are reflected as unearned revenue and a prepaid asset, respectively, in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2011.

The Company cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond June 30, 2011.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

INFORMATION TECHNOLOGY SYSTEMS – On July 1, 2011, the Company entered into software and services agreements with McKesson Technologies Inc. (“McKesson”) to upgrade the Company’s information technology systems.

Under the agreements, McKesson will provide the Company with a variety of services, including new software implementation and education/training services for the Company’s personnel, software maintenance services and professional services related to movement and migration of data from legacy systems.  McKesson will also furnish to the Company and maintain new hardware to accommodate the upgraded software and systems.  The new hardware will include computers and servers, among other things, and will include installation, testing, and ongoing maintenance.  The Company has entered into the arrangement to enhance its clinical information systems and upgrade its billing and revenue management information systems.

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

GUARANTEE – At September 30, 2011, the Company had accrued $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $6.8 million and $7.5 million are included in the accompanying unaudited condensed consolidated balance sheets as of September 30 and March 31, 2011, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2011, the Company had accrued $12.6 million and $14.0 million, respectively, which is comprised of $5.3 million and $6.6 million, respectively, in incurred and reported claims, along with $7.3 million and $7.4 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $2.9 million and $2.7 million are included in other prepaid expenses and current assets in the accompanying unaudited condensed consolidated balance sheets as of September 30 and March 31, 2011, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2011, the Company had accrued $736 and $836, respectively, comprised of $372 and $434, respectively, in incurred and reported claims, along with $364 and $402, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at September 30 and March 31, 2011 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of September 30 and March 31, 2011, the Company had accrued $2.0 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at September 30 and March 31, 2011.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of September 30, 2011, the Company finances various insurance policies at an interest rate of 4.03% per annum. The Company incurred finance charges relating to such policies of $13 and $11 for the three months ended September 30, 2011 and 2010, respectively, and $25 and $27 for the six months ended September 30, 2011 and 2010, respectively. As of September 30 and March 31, 2011, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	September 30, 2011	March 31, 2011

Prepaid insurance	$1,888	$3,108

Accrued insurance premiums	$875	$1,951
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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The following is a summary of material developments in the matter involving Orange County Physicians Investment Network, LLC (“OC-PIN”), as well as the Avery and Ross potential class action lawsuits that were identified in our Form 10-K filed on June 24, 2011.  There have been no material developments in the other matters identified in the Form 10-K.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief relating to the control of OC-PIN.  After a number of demurrers were filed by the defendants, Plaintiffs filed a Sixth Amended Complaint on May 5, 2011, to which the Company is not a party.  On May 19, 2011, Judge Nancy Wieben-Stock appointed Dr. Anil Shah and Dr. John Glavinovich as interim managers of OC-PIN and signed a formal order to this effect on June 27, 2011.  On July 20, 2011, OC-PIN’s attorney placed a demand on the Company to seat two directors – Mr. Brahmbhatt himself and one Amer Zarka, M.D. – on the Board of Directors.  The Company declined this request based on its non-compliance with the Global Settlement Agreement and asked for additional information.  On August 3, 2011, the Company filed a lawsuit in the Orange County Superior Court asking for declaratory relief as to how it must respond to this request.  On August 4, 2011, OC-PIN filed a “Motion for Clarification” asking Judge Wieben-Stock to modify her prior order appointing Drs. Shah and Glavinovich as OC-PIN interim managers to include a finding that they are empowered to appoint one member to the Company’s Board of Directors pursuant to Judge Lewis’ March 23, 2011 judgment in the Company v. Shah matter.  On August 12, 2011, Judge Wieben-Stock denied this motion.  On August 22, 2011, OC-PIN filed another motion for “Further and Additional Orders” essentially repeating the request in its August 4, 2011 motion.  This motion was likewise denied.  Shortly thereafter, the Company offered to dismiss its declaratory relief action without prejudice if OC-PIN made no further attempts to appoint a Company Director until the Meka/OC-PIN matter is resolved.  OC-PIN agreed, and on October 5, 2011, the Company dismissed its declaratory relief action without prejudice.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  On September 3, 2010 the plaintiffs in both the Avery and Ross actions filed a consolidated complaint (the “Consolidated Complaint”) that alleges the causes of action found in the initial Ross complaint.  On October 12, 2010, the Company filed an answer to the Consolidated Complaint, which generally denied all allegations.  On July 18, 2011, the Company filed a motion to compel arbitration of the matter, which was denied on October 21, 2011.  The Company intends to appeal the denial of its motion to arbitrate and will vigorously defend itself in connection with the claims in the Consolidated Complaint.   The parties are currently exchanging discovery in the action.   At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed on June 24, 2011 that may cause our Company's or our industry's actual results, levels of activity, performance, or achievements to be materially different from those expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as may be required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $20.7 million and a working capital deficit of $22.0 million at September 30, 2011.  For the three and six months ended September 30, 2011, we had net income (loss) of $0.5 and $(2.4) million, respectively.

Key items for the six months ended September 30, 2011 included:
1.	Net collectible revenues (net operating revenues less provision for doubtful accounts) for the six months ended September 30, 2011 and 2010 were $166.5 million and $165.7 million, respectively, representing an increase of 0.5%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $5.1 million for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.

Inpatient admissions decreased by 10.2% to 10.6 for the six months ended September 30, 2011 compared to 11.8 for the six months ended September 30, 2010. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.  Adjusting for the shift to outpatient, adjusted admissions decreased by 6.7% for the six months ended September 30, 2011 compared to the same period in fiscal year 2011.

Uninsured patients, as a percentage of gross charges, were 5.3% for the six months ended September 30, 2011 compared to 5.7% for the six months ended September 30, 2010.

2.	Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the six months ended September 30, 2011 were $180.8 million, or 1.3%, lower than during the six months ended September 30, 2010.

DEBT – On April 13, 2010 (the “Effective Date”), we entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is our majority shareholder.  Ganesha owns a 49% membership interest in PCHI.

We entered into the Omnibus Amendment in connection with the Loan Purchase and Sale Agreement (the “Loan Purchase Agreement”), dated as of January 13, 2010, as amended, by and between KPC and the previous lender’s receiver.  Under the Loan Purchase Agreement, and as approved by the Court on April 2, 2010, KPC agreed to purchase all of the Credit Agreements from Medical Capital Corporation’s receiver for $70.0 million.  Concurrent with the closing of the Loan Purchase Agreement, KPC sold its interest in the Credit Agreements to Silver Point, and KPC purchased from Silver Point a 15% participation interest in the Credit Agreements.  On April 13, 2010, concurrent with the effectiveness of the Omnibus Amendment and the closing of the Loan Purchase Agreement, Silver Point acquired all of the Credit Agreements, including the security agreements and other ancillary documents executed by us in connection with the Credit Agreements, and became the “New Lender” under the Credit Agreements.

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

Under the New Credit Agreement, the AR Lender committed to provide up to $40.0 million in loans to us under a secured revolving credit facility (the “New Credit Facility”), which may be increased to up to $45.0 million upon our request, if the AR Lender consents to such increase.  Upon execution of the New Credit Agreement, the AR Lender funded approximately $39.7 million of the New Credit Facility, which funds were used primarily to repay approximately $35.0 million in loans outstanding to affiliates of Silver Point (“Term Lender”).  Upon such repayment, the remaining balances on our $35.0 million non-revolving line of credit loan, $50.0 million revolving credit agreement and $10.7 million credit agreement with the Term Lender were fully repaid and terminated.  The only loan currently outstanding to the Term Lender consists of a $45.0 million Loan issued under our $80.0 million Credit Agreement.

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

Amendment to $80.0 million Credit Agreement – Concurrently with the execution of the New Credit Agreement, on August 30, 2010 we entered into an amendment to its existing $80.0 million Credit Agreement, as amended (the “Original Credit Agreement”), with the Term Lender, PCHI, and Ganesha.  Under this amendment, we agreed with the Term Lender to the following material changes to the Original Credit Agreement:

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

As of September 30, 2011, we had the following Credit Agreements:

●
A $45.0 million Loan issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at September 30, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at September 30, 2011) and an unused commitment fee of 0.625% per year ($20.0 million outstanding balance at September 30, 2011).  For purposes of calculating interest, all payments we make on the New Credit Facility are subject to a six business day clearance period.  As of September 30, 2011, we were in compliance with all financial covenants.

WARRANTS – On April 13, 2010, we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of September 30, 2011, the fair value of the Omnibus Warrants was $223.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits. As a result, we recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from our prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of September 30, 2011, the fair value of the Release Warrant was $162.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net loss related to the April Warrants for the six months ended September 30, 2011 and 2010 was $217 and $1.3 million, respectively.

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

Based on the most recent modeling prepared by the California Hospital Association, we anticipate making payments for provider fees and other expenses relating to the 2011 QAF of approximately $15.8 million and receiving approximately $31.6 million in net revenues from the state ($18.1 million from the fee-for-service portion and $13.5 million from the managed care portion). As of September 30, 2010, we have received $18.4 million from the fee-for-service portion of the 2011 QAF from the state and have paid fees to the state totaling $15.2 million.  Until such time as all final approvals have been received from CMS, the amounts received and paid through September 30, 2011 are reflected as unearned revenue and a prepaid asset, respectively, in our unaudited condensed consolidated balance sheet as of September 30, 2011.

We cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond June 30, 2011.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Loan, the annual base rent may increase to $8.3 million.  This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES – The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of September 30, 2011.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on our cash flow.  In addition, remediation could possible result in certain environmental liabilities, such as asbestos abatement.

CASH FLOW - Net cash used in operating activities for the six months ended September 30, 2011 and 2010 was $16.5 million and $8.7 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from noncontrolling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”)), totaled $0.7 million and $(2.2) million for the six months ended September 30, 2011 and 2010, respectively. We used $20.3 million (including $12.8 million for income taxes) and $6.6 million in working capital for the six months ended September 30, 2011 and 2010, respectively. Net cash used in payment of accounts payable, accrued compensation and benefits and other current liabilities was $9.2 million and $4.9 million for the six months ended September 30, 2011 and 2010, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $3.5 million and $1.6 million for the six months ended September 30, 2011 and 2010, respectively.

Net cash used in investing activities during the six months ended September 30, 2011 and 2010 was $0.7 million and $0.9 million, respectively. During the six months ended September 30, 2011 and 2010, we invested $0.8 million and $0.9 million in cash, respectively, in new equipment.

Net cash provided by financing activities for the six months ended September 30, 2011 and 2010 was $0.4 million and $1.3 million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and six months ended September 30, 2011 and 2010, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Net operating revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	56.7%	57.2%	58.0%	56.1%
Supplies	14.1%	15.1%	14.3%	14.4%
Provision for doubtful accounts	7.6%	11.4%	9.2%	10.4%
Other operating expenses	15.7%	16.8%	15.9%	17.0%
Depreciation and amortization	1.2%	1.1%	1.2%	1.1%
	95.3%	101.6%	98.6%	99.0%

Operating income (loss)	4.7%	(1.6%)	1.4%	1.0%

Other expense:
Interest expense, net	(2.6%)	(3.5%)	(2.9%)	(3.4%)
Income (loss) on warrants	3.2%	0.7%	(0.1%)	(0.7%)
	0.6%	(2.8%)	(3.0%)	(4.1%)

Income (loss) before income tax provision (benefit)	5.3%	(4.4%)	(1.6%)	(3.1%)
Income tax provision (benefit)	4.7%	0.0%	(0.4%)	0.0%
Net income (loss)	0.6%	(4.4%)	(1.2%)	(3.1%)
Net income attributable to noncontrolling interests	(0.1%)	0.0%	(0.1%)	(0.1%)
Net income (loss) attributable to
Integrated Healthcare Holdings, Inc.	0.5%	(4.4%)	(1.3%)	(3.2%)

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

NET OPERATING REVENUES - Net operating revenues for the three months ended September 30, 2011 increased 3.0% compared to the same period in fiscal year 2011, from $91.0 million to $93.7 million. Admissions for the three months ended September 30, 2011 decreased 12.4% compared to the same period in fiscal year 2011. A significant factor in the decline in admissions is the result of lower obstetrical deliveries. Net operating revenues per admission improved by 17.6% during the three months ended September 30, 2011 as a result of improved trauma case reimbursement, a decrease in self-pay admissions and visits, and negotiated managed care and governmental payment rate increases. Adjusting for the shift to outpatient, adjusted admissions decreased by 8.9% for the three months ended September 30, 2011 compared to the same period in fiscal year 2011.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 55% and 58% of the net operating revenues for the three months ended September 30, 2011 and 2010, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.8% from 6.2% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended September 30, 2011 and 2010 were $86.6 million and $80.6 million, respectively, representing an increase of 7.4%. Net Collectible Revenues increased due to the reasons discussed above. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $1.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

OPERATING EXPENSES - Operating expenses for the three months ended September 30, 2011 decreased to $89.3 million from $92.4 million, a decrease of $3.1 million, or 3.4%, compared to the same period in fiscal year 2011. Operating expenses expressed as a percentage of net operating revenues for the three months ended September 30, 2011 and 2010 were 95.3% and 101.6%, respectively. On a per admission basis, operating expenses increased 10.3%.

Salaries and benefits increased $1.1 million (2.2%) for the three months ended September 30, 2011 compared to the same period in fiscal year 2011. The increase is primarily due to increases in contract labor utilization and cost of employee health insurance of $0.6 million and $0.5 million, respectively.

Other operating expenses during the three months ended September 30, 2011 decreased to $14.7 million from $15.3 million, a decrease of $0.6 million, or 3.9%, compared to the same period in fiscal 2011, primarily due to an additional accrual of $0.3 million during the three months ended September 30, 2010 for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care (the agreement and the institution’s practice are being reviewed).

The provision for doubtful accounts for the three months ended September 30, 2011 was $7.1 million compared to $10.4 million for the three months ended September 30, 2010, representing a 31.7% decrease.  The primary reasons for the decrease were due to a $1.0 decrease in self-pay revenues combined with the collection of a single large dollar account that had been fully reserved.

OPERATING INCOME - The operating income (loss) for the three months ended September 30, 2011 and 2010 was $4.4 million and $(1.4) million, respectively.

OTHER EXPENSE - Interest expense for the three months ended September 30, 2011 was $2.5 million compared to $3.1 million for the same period in fiscal year 2011.

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during fiscal year 2010.  The remaining $2.9 million was recorded as warrant expense during fiscal year 2011.   As of September 30, 2011, the fair value of the warrants aggregated $384.  The gain related to the change in the fair value of the April Warrants for the three months ended September 30, 2011 and 2010 was $3.1 million and $0.6 million, respectively. See “DEBT.”

NET INCOME (LOSS) - Net income (loss) for the three months ended September 30, 2011 and 2010 was $0.5 million and $(4.0) million, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2010

NET OPERATING REVENUES - Net operating revenues for the six months ended September 30, 2011 decreased 0.8% compared to the same period in fiscal year 2011, from $184.9 million to $183.4 million. Admissions for the six months ended September 30, 2011 decreased 10.2% compared to the same period in fiscal year 2011. The decline in admissions is the combined result of lower obstetrical deliveries and psychiatric admissions. Net operating revenues per admission improved by 10.9% during the six months ended September 30, 2011 as a result of improved trauma case reimbursement, and negotiated managed care and governmental payment rate increases. Adjusting for the shift to outpatient, adjusted admissions decreased by 6.7% for the six months ended September 30, 2011 compared to the same period in fiscal year 2011.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 55% and 57% of the net operating revenues for the six months ended September 30, 2011 and 2010, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.3% from 5.7% for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the six months ended September 30, 2011 and 2010 were $166.5 million and $165.7 million, respectively, representing an increase of 0.5%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $5.1 million ($3.0 million in Medicaid DSH) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.

OPERATING EXPENSES - Operating expenses for the six months ended September 30, 2011 decreased to $180.8 million from $183.1 million, a decrease of $2.3 million, or 1.3%, compared to the same period in fiscal year 2011. Operating expenses expressed as a percentage of net operating revenues for the six months ended September 30, 2011 and 2010 were 98.6% and 99.0%, respectively. On a per admission basis, operating expenses increased 10.4%.

Salaries and benefits increased $2.7 million (2.6%) for the six months ended September 30, 2011 compared to the same period in fiscal year 2011. The increase is primarily due to increases in contract labor utilization and cost of employee health insurance of $0.7 million and $2.1 million, respectively.

Other operating expenses during the six months ended September 30, 2011 decreased to $29.2 million from $31.4 million, a decrease of $2.2 million, or 7.0%, compared to the same period in fiscal 2011, primarily due to an accrual of $1.8 million during the six months ended September 30, 2010 for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care (the agreement and the institution’s practice are being reviewed).

The provision for doubtful accounts for the six months ended September 30, 2011 was $16.8 million compared to $19.3 million for the six months ended September 30, 2010, representing a 13.0% decrease.  The primary reason for the decrease was due to the collection of a single large dollar account that had been fully reserved.

OPERATING INCOME - The operating income for the six months ended September 30, 2011 and 2010 was $2.6 million and $1.8 million, respectively.

OTHER EXPENSE - Interest expense for the six months ended September 30, 2011 was $5.3 million compared to $6.3 million for the same period in fiscal year 2011. The decrease primarily related to lower outstanding borrowings under our revolving line of credit, which was partially offset by accelerated amortization of debt issuance costs of $334 as a result of the reduction in our $40 million Revolving Line of Credit to $20 million.

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during fiscal year 2010.  The remaining $2.9 million was recorded as warrant expense during fiscal year 2011.   As of September 30, 2011, the fair value of the warrants aggregated $384.  The loss related to the change in the fair value of the April Warrants for the six months ended September 30, 2011 and 2010 was $217 and $1.3 million, respectively. See “DEBT.”

NET LOSS – Net loss for the six months ended September 30, 2011 and 2010 was $2.4 million and $5.9 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION - Net operating revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges based on our Charge Description Master. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in our consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the federal government or the state government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Since Medicare requires a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit, and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically, at year end, and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement receivables of $534 and $456 as of September 30 and March 31, 2011, respectively.

Our Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $1.1 million and $0 during the three months ended September 30, 2011 and 2010, respectively, and $5.9 million and $11.1 million during the six months ended September 30, 2011 and 2010, respectively. The related revenue recorded for the three months ended September 30, 2011 and 2010, was $4.0 million and $4.8 million, respectively, and $7.4 million and $11.1 million during the six months ended September 30, 2011 and 2010, respectively. As of September 30 and March 31, 2011, estimated DSH receivables were $5.3 million and $3.9 million, respectively.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. We believe the estimation and review process allows for timely identification of instances where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our net operating revenues.

Our Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from our Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended September 30, 2011 and 2010 were approximately $2.5 million and $2.6 million, respectively, and $3.8 million and $4.5 million for the six months ended September 30, 2011 and 2010, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of September 30 and March 31, 2011 based on historical collections experience.

We receive payments for “eligible alien” care under Section 1011 of the Medicare Modernization Act of 2003. As of September 30 and March 31, 2011, we established a receivable in the amount of $1.3 million and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

We are not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in our unaudited condensed consolidated financial statements.

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

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and California. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Penalties or interest, if any, arising from federal or state taxes are recorded as a component of our income tax provision.

INSURANCE - We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2011, we had accrued $12.6 million and $14.0 million, respectively, which is comprised of $5.3 million and $6.6 million, respectively, in incurred and reported claims, along with $7.3 million and $7.4 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $2.9 million and $2.7 million are included in other prepaid expenses and current assets as of September 30 and March 31, 2011, respectively.

We have also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. We have a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2011, we had accrued $736 and $836, respectively, comprised of $372 and $434, respectively, in incurred and reported claims, along with $364 and $402, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintain an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at September 30 and March 31, 2011 were based upon projections. We determine the adequacy of this accrual by evaluating our limited historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our consolidated financial statements. As of September 30 and March 31, 2011, we had accrued $2.0 million and $1.8 million, respectively, in estimated IBNR. We believe this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at September 30 and March 31, 2011.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2011, the Company did not have any investment in, or outstanding liabilities under, market rate sensitive instruments. The Company does not enter into hedging instrument arrangements.

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

As of September 30, 2011, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following is a summary of material developments in the matter involving Orange County Physicians Investment Network, LLC (“OC-PIN”), as well as the Avery and Ross potential class action lawsuits that were identified in our Form 10-K filed on June 24, 2011.  There have been no material developments in the other matters identified in the Form 10-K.

On April 24, 2009, a conglomeration of several OC-PIN members led by Ajay G. Meka, M.D. filed a lawsuit against Dr. Shah, other OC-PIN members, and various attorneys, alleging breach of fiduciary duty and seeking damages as well as declaratory and injunctive relief relating to the control of OC-PIN.  After a number of demurrers were filed by the defendants, Plaintiffs filed a Sixth Amended Complaint on May 5, 2011, to which the Company is not a party.  On May 19, 2011, Judge Nancy Wieben-Stock appointed Dr. Anil Shah and Dr. John Glavinovich as interim managers of OC-PIN and signed a formal order to this effect on June 27, 2011.  On July 20, 2011, OC-PIN’s attorney placed a demand on the Company to seat two directors – Mr. Brahmbhatt himself and one Amer Zarka, M.D. – on the Board of Directors.  The Company declined this request based on its non-compliance with the Global Settlement Agreement and asked for additional information.  On August 3, 2011, the Company filed a lawsuit in the Orange County Superior Court asking for declaratory relief as to how it must respond to this request.  On August 4, 2011, OC-PIN filed a “Motion for Clarification” asking Judge Wieben-Stock to modify her prior order appointing Drs. Shah and Glavinovich as OC-PIN interim managers to include a finding that they are empowered to appoint one member to the Company’s Board of Directors pursuant to Judge Lewis’ March 23, 2011 judgment in the Company v. Shah matter.  On August 12, 2011, Judge Wieben-Stock denied this motion.  On August 22, 2011, OC-PIN filed another motion for “Further and Additional Orders” essentially repeating the request in its August 4, 2011 motion.  This motion was likewise denied.  Shortly thereafter, the Company offered to dismiss its declaratory relief action without prejudice if OC-PIN made no further attempts to appoint a Company Director until the Meka/OC-PIN matter is resolved.  OC-PIN agreed, and on October 5, 2011, the Company dismissed its declaratory relief action without prejudice.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff’s allegations.  On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  On September 3, 2010 the plaintiffs in both the Avery and Ross actions filed a consolidated complaint (the “Consolidated Complaint”) that alleges the causes of action found in the initial Ross complaint.  On October 12, 2010, the Company filed an answer to the Consolidated Complaint, which generally denied all allegations.  On July 18, 2011, the Company filed a motion to compel arbitration of the matter, which was denied on October 21, 2011.  The Company intends to appeal the denial of its motion to arbitrate and will vigorously defend itself in connection with the claims in the Consolidated Complaint.   The parties are currently exchanging discovery in the action.   At this early stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

ITEM 1A. RISK FACTORS

CONCENTRATION OF BUSINESS – Since the Company’s business is currently limited to the southern California area, any reduction in its revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

To date, the Company has developed its business within only one geographic area to take advantage of economies of scale. Due to this concentration of business in a single geographic area, the Company is exposed to potential losses resulting from the risk of an economic downturn in southern California. If economic conditions deteriorate in southern California, the Company’s patient volumes and revenues may decline, which could significantly reduce its profitability.

There are no other material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.9	Master Information System Agreement, dated March 31, 2008, between McKesson Information Solutions LLC and the Registrant.

10.9.1	Contract Supplement, dated July 1, 2011, to Master Information System Agreement, dated March 31, 2008, between McKesson Information Solutions LLC and the Registrant.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________
* Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 9, 2011	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)