Form 10-Q
period 2011-12-31
Integrated Healthcare Holdings Inc
filed 2012-02-10
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2011; or

[_]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

There were 255,307,262 shares outstanding of the registrant's common stock as of February 6, 2012.

INTEGRATED HEALTHCARE HOLDINGS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)
(unaudited)

	December 31,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,000	$20,539
Restricted cash	11	24
Accounts receivable, net of allowance for doubtful accounts of $14,894 and $20,076, respectively	52,321	54,649
Inventories of supplies, at cost	6,517	5,945
Due from governmental payers	4,654	4,352
Prepaid insurance	1,249	3,108
Hospital quality assurance fees receivable	13,496	1,815
Electronic health records incentive program receivable	4,191	-
Other prepaid expenses and current assets	8,141	6,774
Total current assets	94,580	97,206

Property and equipment, net	52,765	54,251
Debt issuance costs, net	102	445

Total assets	$147,447	$151,902

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$20,000	$19,081
Accounts payable	44,421	43,968
Accrued compensation and benefits	19,008	18,707
Accrued insurance retentions	16,055	16,642
Income taxes payable	2,024	12,800
Other current liabilities	3,276	7,261
Total current liabilities	104,784	118,459

Debt, noncurrent	45,000	45,000
Warrant liability, noncurrent	128	167
Capital lease obligations, net of current portion of $1,000 and $1,131, respectively	6,113	6,837
Total liabilities	156,025	170,463

Commitments and contingencies

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Receivable from stockholders	-	(882)
Accumulated deficit	(69,101)	(79,280)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(5,935)	(16,996)
Noncontrolling interests	(2,643)	(1,565)
Total stockholders' deficiency	(8,578)	(18,561)

Total liabilities and stockholders' deficiency	$147,447	$151,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net operating revenues	$123,033	$89,435	$306,398	$274,355

Operating expenses:
Salaries and benefits	56,101	53,813	162,499	157,493
Supplies	14,004	12,981	40,217	39,642
Provision for doubtful accounts	9,034	7,909	25,851	27,176
Other operating expenses	32,038	15,709	61,213	47,109
Depreciation and amortization	997	1,050	3,164	3,146
	112,174	91,462	292,944	274,566

Operating income (loss)	10,859	(2,027)	13,454	(211)

Other income (expense):
Income from electronic health records incentive program	6,802	-	6,802	-
Interest expense, net	(2,446)	(2,943)	(7,768)	(9,208)
Gain (loss) on warrants	256	1,127	39	(181)
	4,612	(1,816)	(927)	(9,389)

Income (loss) before income tax provision (benefit)	15,471	(3,843)	12,527	(9,600)
Income tax provision (benefit)	2,812	(4,269)	2,012	(4,269)
Net income (loss)	12,659	426	10,515	(5,331)
Net income attributable to noncontrolling interests (Note 9)	(117)	(56)	(336)	(192)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$12,542	$370	$10,179	$(5,523)

Per Share Data (Note 8):
Earnings (loss) per common share attributable to
Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.05	$0.00	$0.04	$(0.02)
Diluted	$0.05	$0.00	$0.04	$(0.02)
Weighted average shares outstanding
Basic	255,307	255,307	255,307	255,307
Diluted	256,839	256,962	256,848	255,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)
(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2011	255,307	$255	$62,911	$(882)	$(79,280)	$(1,565)	$(18,561)

Payment received on receivable from stockholders	-	-	-	882	-	-	882

Net income	-	-	-	-	10,179	336	10,515

Noncontrolling interests distributions	-	-	-	-	-	(1,414)	(1,414)

Balance, December 31, 2011	255,307	$255	$62,911	$-	$(69,101)	$(2,643)	$(8,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)
(unaudited)

	Nine months ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$10,515	$(5,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,164	3,146
Provision for doubtful accounts	25,851	27,176
Amortization of debt issuance costs	487	230
(Gain) loss on warrants	(39)	181
Noncash share-based compensation expense	-	40
Changes in operating assets and liabilities:
Accounts receivable	(23,523)	(19,174)
Inventories of supplies	(572)	(183)
Due from governmental payers	(302)	2,486
Prepaid expenses - hospital quality assurance fees	-	(44,727)
Prepaid income taxes	-	(4,269)
Hospital quality assurance fees receivable	(11,681)	-
Electronic health records incentive program receivable	(4,191)	-
Prepaid insurance, other prepaid expenses and current assets, and other assets	348	(1,924)
Accounts payable	453	3,968
Accrued compensation and benefits	301	(2,832)
Unearned revenue - hospital quality assurance fees	-	42,578
Income taxes payable	(10,776)	-
Accrued insurance retentions and other current liabilities	(3,822)	481
Net cash provided by (used in) operating activities	(13,787)	1,846

Cash flows from investing activities:
Decrease in restricted cash	13	2
Additions to property and equipment	(1,678)	(1,230)
Net cash used in investing activities	(1,665)	(1,228)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	919	32,373
Debt issuance costs	-	(919)
Repayment of debt	-	(34,968)
Payment received - receivable from stockholders	132	-
Noncontrolling interests distributions	(1,414)	(2,000)
Payments on capital lease obligations	(724)	(668)
Net cash used in financing activities	(1,087)	(6,182)

Net decrease in cash and cash equivalents	(16,539)	(5,564)
Cash and cash equivalents, beginning of period	20,539	10,159
Cash and cash equivalents, end of period	$4,000	$4,595

Supplemental information:
Cash paid for interest	$6,641	$6,155
Cash paid for income taxes	$13,095	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the results for the entire 2012 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 24, 2011.

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

LIQUIDITY - As of December 31, 2011, the Company had a total stockholders’ deficiency of $8.6 million and a working capital deficit of $10.2 million.  For the three and nine months ended December 31, 2011, the Company had net income of $12.5 million and $10.2 million, respectively. At December 31, 2011, the Company had no additional availability under its revolving credit facility (Note 3).

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

Substantially all net operating revenues come from external customers. The largest payers are Medicare and Medicaid, which combined accounted for 68% and 58% of the net operating revenues for the three months ended December 31, 2011 and 2010, respectively, and 60% and 58% for the nine months ended December 31, 2011 and 2010, respectively. No other payers represent a significant concentration of the Company's net operating revenues.

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
DECEMBER 31, 2011
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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost based revenues under these programs are subject to audit, and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically, at year end, and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the Final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $213 and $456 as of December 31 and March 31, 2011, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $4.0 million and $7.3 million during the three months ended December 31, 2011 and 2010, respectively, and $9.9 million and $18.4 million during the nine months ended December 31, 2011 and 2010, respectively. The related revenue recorded for the three months ended December 31, 2011 and 2010, was $3.1 million and $4.9 million, respectively, and $10.5 million and $16.0 million for the nine months ended December 31, 2011 and 2010, respectively. As of December 31 and March 31, 2011, estimated DSH receivables were $4.4 million and $2.4 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of due from governmental payers:
	December 31, 2011	March 31, 2011
Medicare	$213	$456
Medicaid	4,441	3,896
	$4,654	$4,352

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended December 31, 2011 and 2010 were approximately $2.5 million and $1.7 million, respectively, and $6.3 million and $6.3 million for the nine months ended December 31, 2011 and 2010, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2011 based on historical collections experience.

The Company receives payments for “eligible alien” care under Section 1011 of the Medicare Modernization Act of 2003. As of December 31 and March 31, 2011, the Company established a receivable in the amount of $1.3 million and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

DEBT ISSUANCE COSTS - On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $450 origination fee for the Company's $40 million Revolving Line of Credit (new debt) and $469 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Subsequently, the $40 million Revolving Line of Credit was reduced to $20 million, resulting in an acceleration of the amortization of the related debt issuance costs.  Debt issuance costs of $38 and $75 were amortized during the three months ended December 31, 2011 and 2010, respectively, and $487 (including $334 in accelerated amortization) and $229 during the nine months ended December 31, 2011 and 2010, respectively.  At December 31 and March 31, 2011, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $153 and $300, respectively, as the current portion of debt issuance costs.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011:

	Total	Level 1	Level 2	Level 3

Warrant liability	$128	-	-	$128

Balance at March 31, 2011 - Fair value of warrants issued and vested	$167
Change in fair value of warrant liability included in earnings	3,270
Balance at June 30, 2011	3,437
Change in fair value of warrant liability included in earnings	(3,053)
Balance at September 30, 2011	384
Change in fair value of warrant liability included in earnings	(256)
Balance at December 31, 2011	$128

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Any penalties or interest arising from federal or state taxes are recorded as a component of the Company’s income tax provision.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	March 31,
	2011	2011

Buildings	$35,376	$34,624
Land and improvements	13,523	13,523
Equipment	14,471	13,266
Construction in progress	1,161	1,375
Assets under capital leases	11,218	11,218
	75,749	74,006
Less accumulated depreciation	(22,984)	(19,755)

Property and equipment, net	$52,765	$54,251

Accumulated depreciation on assets under capital leases as of December 31 and March 31, 2011 was $4.7 million and $3.7 million, respectively.

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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.  The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of December 31, 2011.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

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
DECEMBER 31, 2011
(UNAUDITED)

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

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

As of December 31, 2011, the Company had the following Credit Agreements:

●
$45.0 million Loan issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at December 31, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
$20.0 million revolving line of credit under the New Credit Facility, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at December 31, 2011) and an unused commitment fee of 0.625% per year ($20.0 million outstanding balance at December 31, 2011).  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period.  As of December 31, 2011, the Company was in compliance with all financial covenants.

The Company's outstanding debt consists of the following:
	December 31, 2011	March 31, 2011

Current:
Revolving line of credit	$20,000	$19,081

Noncurrent:
Secured term note	$45,000	$45,000

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of December 31, 2011, the fair value of the Omnibus Warrants was $74.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of December 31, 2011, the fair value of the Release Warrant was $54.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended December 31, 2011 and 2010 was $256 and $1.1 million, respectively, and $39 and $(181) for the nine months ended December 31, 2011 and 2010, respectively.

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

	December 31, 2011	April 13, 2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.2%	1.7%
Expected volatility	50.9%	68.4%
Expected term (in years)	1.29	3.0

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

The difference between the reported income tax provision (benefit) and the amount computed by multiplying income before income tax provision (benefit) in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The application of FASB Interpretation Number 18 requires the Company to compute the interim period income tax provision by applying the estimated annual effective tax rate to the income from continuing operations for the three and nine months ended December 31, 2011, which resulted in the recognition of a tax expense for the three and nine months ended December 31, 2011.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at December 31, 2011 could be realized, and based on this analysis the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets as of December 31, 2011.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of December 31, 2011, the maximum aggregate number of shares under the Plan was 21.0 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

The Company recorded $0 and $3.4 of compensation expense relative to stock options during the three months ended December 31, 2011 and 2010, respectively, and $0 and $30.4 during the nine months ended December 31, 2011 and 2010, respectively. No options were exercised during the three and nine months ended December 31, 2011 and 2010. A summary of stock option activity for the nine months ended December 31, 2011 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2011	8,370	$0.18
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(115)	$0.25
Outstanding, December 31, 2011	8,255	$0.18		2.9	$-
Exercisable at December 31, 2011	8,255	$0.18		2.9	$-

All outstanding options were fully vested as of December 31and March 31, 2011.

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended December 31, 2011 and 2010, the Company incurred expenses of $0.8 million and $0.7 million, respectively, and $2.4 million and $2.2 million during the nine months ended December 31, 2011 and 2010, respectively. These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At December 31 and March 31, 2011, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $3.2 million and $3.8 million, respectively, in accrued employer contributions.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

NOTE 8 - INCOME (LOSS) PER SHARE

Income per share for the three and nine months ended December 31, 2011 and the three months ended December 31, 2010 was computed as shown below.  Stock options and warrants aggregating approximately 412 million shares were not included in the diluted calculations since they were anti-dilutive during the three and nine months ended December 31, 2011 and the three months ended December 31, 2010.

	Three months ended	Three months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011
Numerator:
Net income attributable to
Integrated Healthcare Holdings, Inc.	$12,542	$370	$10,179

Denominator:
Weighted average common shares	255,307	255,307	255,307
Dilutive options	1,532	1,655	1,541
Denominator for diluted calculation	256,839	256,962	256,848

Income per share - basic	$0.05	$0.00	$0.04
Income per share - diluted	$0.05	$0.00	$0.04

Since the Company incurred a loss for the nine months ended December 31, 2010, the potential shares of common stock consisting of approximately 412 million shares issuable under warrants and stock options were not included in the diluted calculations since they were anti-dilutive for each of those periods.

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Loan. The Company remains primarily liable as the borrower under the $45.0 million Loan notwithstanding its guarantee by PCHI.  The $45.0 million Loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of December 31, 2011, PCHI was owned 51% by various physician investors and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas). A company is required to consolidate the financial statements of any entity that cannot finance its activities without additional subordinated financial support, and for which one company provides the majority of that support through means other than ownership. Effective March 8, 2005, the Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Loan, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Loan. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

PCHI's assets, liabilities, and accumulated deficit are set forth below.

	December 31, 2011	March 31, 2011
Cash	$49	$330
Property, net	41,306	42,273
Other	168	70
Total assets	$41,523	$42,673

Debt (as guarantor)	$45,000	$45,000
Other	562	634
Total liabilities	45,562	45,634

Deficiency	(4,039)	(2,961)
Total liabilities and accumulated deficit	$41,523	$42,673

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

As noted above, PCHI is a guarantor on the $45.0 million Loan should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.9 million and $1.8 million were eliminated upon consolidation for the three months ended December 31, 2011 and 2010, respectively, and $5.6 million and $5.3 million for the nine months ended December 31, 2011 and 2010, respectively.

The Company has a lease commitment to PCHI (Note 12). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of December 31 and March 31, 2011, Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

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

In December 2011, CMS gave final approval for the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).

During the three months ended December 31, 2011, the Company recognized $31.9 million in revenue from the state for the 2011 QAF ($18.4 million from the fee-for-service portion and $13.5 million from the supplemental managed care portion).  The $18.4 million fee-for-service portion was received prior to December 31, 2011.  The managed care portion of $13.5 million is reflected as a receivable in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2011.

The Company recorded expenses of $15.1 million for the 2011 QAF fees paid to the state and $0.8 million in other expenses relating to the 2011 QAF.  As of December 31, 2011, $0.6 million of the other expenses relating to the QAF was accrued and included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

The Company cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond June 30, 2011.

NOTE 12 – ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM

Provisions of the American Recovery and Reinvestment Act of 2009 provide incentive payments for the adoption and meaningful use of certified electronic health record (EHR) technology.  The Medicare EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) that are meaningful users of certified EHRs.  The Medicaid EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) for efforts to adopt, implement, upgrade, or meaningfully use of certified EHR technology.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

CMS has established the final rule which requires eligible providers in their first year of participation in the Medicaid incentive payment program to demonstrate that they have adopted (acquired, purchased, or secured access to), or implemented, or upgraded to certified EHR technology in order to qualify for an incentive payment.  During the second and subsequent years of the program, eligible providers are required to meet other criteria, including meaningful use, to receive additional funds.    The Company was awarded a total amount of $13.6 million under the Medicaid EHR incentive program, which will be earned and received over a four year period.

The Company adopted certified EHR technology (Note 13) and recognized income of $6.8 million relative to the first year under the Medicaid EHR incentive program, which is reflected as other income in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2011.

The Company received $2.6 million under the program as of December 31, 2011 and received the remaining $4.2 million in January 2012.  As a result, the accompanying unaudited condensed consolidated balance sheet reflects a receivable of $4.2 million as of December 31, 2011.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

INFORMATION TECHNOLOGY SYSTEMS – On July 1, 2011, the Company entered into software and services agreements with McKesson Technologies Inc. (“McKesson”) to upgrade the Company’s information technology systems (Note 12).

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

GUARANTEE – At December 31, 2011, the Company had accrued $1.8 million for a guarantee extended to UC Irvine Healthcare, a state supported teaching institution, to accept the transfer of an uninsured patient for a necessary higher level of care.  The agreement and the institution’s practice are being reviewed.

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

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $6.5 million and $7.5 million are included in the accompanying unaudited condensed consolidated balance sheets as of December 31and March 31, 2011, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2011, the Company had accrued $13.0 million and $14.0 million, respectively, which is comprised of $5.2 million and $6.6 million, respectively, in incurred and reported claims, along with $7.8 million and $7.4 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $3.0 million and $2.7 million are included in other prepaid expenses and current assets in the accompanying unaudited condensed consolidated balance sheets as of December 31 and March 31, 2011, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2011, the Company had accrued $800 and $836, respectively, comprised of $442 and $434, respectively, in incurred and reported claims, along with $358 and $402, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2011 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of December 31 and March 31, 2011, the Company had accrued $2.2 million and $1.8 million, respectively, in estimated IBNR. The Company believes this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at December 31 and March 31, 2011.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of December 31, 2011, the Company finances various insurance policies at an interest rate of 4.03% per annum. The Company incurred finance charges relating to such policies of $7 and $4 for the three months ended December 31, 2011 and 2010, respectively, and $32 and $31 for the nine months ended December 31, 2011 and 2010, respectively. As of December 31 and March 31, 2011, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	December 31, 2011	March 31, 2011

Prepaid insurance	$1,249	$3,108

Accrued insurance premiums	$220	$1,951
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

On January 6, 2012, the Regents of the University of California, acting on behalf of UC Irvine Healthcare, filed suit in the County of Orange Superior Court against Western Medical Center – Anaheim (WMC-A) for breach of contract based upon an allegation that WMC-A guaranteed payment for health care services provided to a patient WMC-A transferred to UCI Medical Center because that patient needed a higher level of care than WMC-A could provide.  The Company has not yet filed its response to the complaint.  At this early stage in the proceedings, the Company is unable to determine what effect, if any, this lawsuit will have on the Company’s results of operations.

There have been no material developments in the other matters identified in the Company’s Form 10-K filed with the SEC on June 24, 2011 or in the Company’s Form 10-Q for the quarterly periods ended June 30 and September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $8.6 million and a working capital deficit of $10.2 million at December 31, 2011.  For the three and nine months ended December 31, 2011, we had net income of $12.5 million and $10.2 million, respectively.

Key items for the nine months ended December 31, 2011 included:

1.
Net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2011 and 2010 were $280.5 million and $247.2 million, respectively, representing an increase of 13.5%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $26.0 million for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  The primary reason for the significant increase in governmental net revenues was $31.9 million in QAF payments received from the State of California.

Inpatient admissions decreased by 9.1% to 15.9 for the nine months ended December 31, 2011 compared to 17.5 for the nine months ended December 31, 2010. The decline in admissions is primarily related to reductions in managed care and obstetrics admissions.  Adjusting for the shift to outpatient, adjusted admissions decreased by 5.6% for the nine months ended December 31, 2011 compared to the same period in fiscal year 2011.

Uninsured patients, as a percentage of gross charges, were 5.3% for the nine months ended December 31, 2011 compared to 5.6% for the nine months ended December 31, 2010.

2.
Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the nine months ended December 31, 2011 were $292.9 million, or 6.7%, higher than during the nine months ended December 31, 2010.  The primary reason for the significant increase in operating expenses was $15.9 million in QAF related fees paid to the State of California.

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, we agreed to make certain mandatory prepayments of the $35.0 million Loan when it received proceeds from certain new financing of its accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (see “HOSPITAL QUALITY ASSURANCE FEES PROGRAM”).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

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

Also under the Amendment, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine our Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to us related to the Hospital Quality Assurance Fee program (see “HOSPITAL QUALITY ASSURANCE FEES PROGRAM”) which amount was increased from $11.8 million for the first matching payment.

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

As of December 31, 2011, we had the following Credit Agreements:

●
A $45.0 million Loan issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at December 31, 2011). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at December 31, 2011) and an unused commitment fee of 0.625% per year ($20.0 million outstanding balance at December 31, 2011).  For purposes of calculating interest, all payments we make on the New Credit Facility are subject to a six business day clearance period.  As of December 31, 2011, we were in compliance with all financial covenants.

WARRANTS – On April 13, 2010, we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of December 31, 2011, the fair value of the Omnibus Warrants was $74.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits. As a result, we recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from our prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of December 31, 2011, the fair value of the Release Warrant was $54.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) related to the April Warrants for the nine months ended December 31, 2011 and 2010 was $39 and $(181), respectively.

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

In December 2011, CMS gave final approval for the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).

During the three months ended December 31, 2011, we recognized $31.9 million in revenue from the state for the 2011 QAF ($18.4 million from the fee-for-service portion and $13.5 million from the supplemental managed care portion).  The $18.4 million fee-for-service portion was received prior to December 31, 2011.  The managed care portion of $13.5 million is expected to be received in March 2011.

We recorded expenses of $15.1 million for the 2011 QAF fees paid to the state and $0.8 million in other expenses relating to the 2011 QAF.  As of December 31, 2011, $0.6 million of the other expenses relating to the QAF was accrued.

We cannot provide any assurances or estimates in connection with a possible continuation of the QAF program beyond June 30, 2011.

ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM – Provisions of the American Recovery and Reinvestment Act of 2009 provide incentive payments for the adoption and meaningful use of certified electronic health record (EHR) technology.  The Medicare EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) that are meaningful users of certified EHRs.  The Medicaid EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) for efforts to adopt, implement, upgrade, or meaningfully use of certified EHR technology.

CMS has established the final rule which requires eligible providers in their first year of participation in the Medicaid incentive payment program to demonstrate that they have adopted (acquired, purchased, or secured access to), or implemented, or upgraded to certified EHR technology in order to qualify for an incentive payment.  During the second and subsequent years of the program, eligible providers are required to meet other criteria, including meaningful use, to receive additional funds.    We have been awarded a total amount of $13.6 million under the Medicaid EHR incentive program, which will be earned and received over a four year period.

We adopted certified EHR technology and recognized income of $6.8 million relative to the first year under the Medicaid EHR incentive program during the three and nine months ended December 31, 2011.  We received $2.6 million under the program as of December 31, 2011 and received the remaining $4.2 million in January 2012.

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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of December 31, 2011.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on our cash flow.  In addition, remediation could possible result in certain environmental liabilities, such as asbestos abatement.

On July 1, 2011, we entered into software and services agreements with McKesson Technologies Inc. (“McKesson”) to upgrade our information technology systems.

Under the agreements, McKesson will provide us with a variety of services, including new software implementation and education/training services for our personnel, software maintenance services and professional services related to movement and migration of data from legacy systems.  McKesson will also furnish to us and maintain new hardware to accommodate the upgraded software and systems.  The new hardware will include computers and servers, among other things, and will include installation, testing, and ongoing maintenance.  We have entered into the arrangement to enhance our clinical information systems and upgrade our billing and revenue management information systems.

The agreements will initially run for a period of five years, and the recurring services may be renewed by us for successive periods.  The agreements do not provide that they may be terminated by us prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services.

CASH FLOW - Net cash provided by (used in) operating activities for the nine months ended December 31, 2011 and 2010 was $(13.8) million and $1.8 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from noncontrolling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”)), totaled $14.1 million and $(1.7) million for the nine months ended December 31, 2011 and 2010, respectively. We provided (used) $(27.6) million (including $10.8 million for income taxes) and $3.8 million in working capital for the nine months ended December 31, 2011 and 2010, respectively. Net cash provided (used) in payment of accounts payable, accrued compensation and benefits and other current liabilities was $(3.1) million and $1.6 million for the nine months ended December 31, 2011 and 2010, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $2.3 million and $8.0 million for the nine months ended December 31, 2011 and 2010, respectively.

Net cash used in investing activities during the nine months ended December 31, 2011 and 2010 was $1.7 million and $1.2 million, respectively. During the nine months ended December 31, 2011 and 2010, we invested $1.7 million and $1.2 million in cash, respectively, in new equipment.

Net cash used in financing activities for the nine months ended December 31, 2011 and 2010 was $1.1 million and $6.2 million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and nine months ended December 31, 2011 and 2010, our unaudited condensed consolidated statements of operations expressed as a percentage of net operating revenues.

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Net operating revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	45.6%	60.2%	53.0%	57.4%
Supplies	11.4%	14.5%	13.1%	14.4%
Provision for doubtful accounts	7.3%	8.8%	8.5%	9.9%
Other operating expenses	26.0%	17.6%	20.0%	17.2%
Depreciation and amortization	0.8%	1.2%	1.0%	1.2%
	91.1%	102.3%	95.6%	100.1%

Operating income (loss)	8.9%	(2.3%)	4.4%	(0.1%)

Other income (expense):
Income from electronic health records incentive program	5.5%	0.0%	2.2%	0.0%
Interest expense, net	(2.0%)	(3.3%)	(2.5%)	(3.4%)
Income (loss) on warrants	0.2%	1.3%	0.0%	0.0%
	3.7%	(2.0%)	(0.3%)	(3.4%)

Income (loss) before income tax provision (benefit)	12.6%	(4.3%)	4.1%	(3.5%)
Income tax provision (benefit)	2.3%	(4.8%)	0.7%	(1.6%)
Net income (loss)	10.3%	0.5%	3.4%	(1.9%)
Net income attributable to
noncontrolling interests	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Net income (loss) attributable to
Integrated Healthcare Holdings, Inc.	10.2%	0.4%	3.3%	(2.0%)

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

NET OPERATING REVENUES - Net operating revenues for the three months ended December 31, 2011 increased 37.6% compared to the same period in fiscal year 2011, from $89.4 million to $123.0 million. Net operating revenues for the three months ended December 31, 2011 included QAF payments of $31.9 million.  Admissions for the three months ended December 31, 2011 decreased 6.9% compared to the same period in fiscal year 2011. A significant factor in the decline in admissions is the result of lower obstetrical deliveries. Net operating revenues per admission improved by 47.8% during the three months ended December 31, 2011 as a result of QAF payments received, improved trauma case reimbursement, a decrease in self-pay admissions and visits, and negotiated managed care and governmental payment rate increases. Adjusting for the shift to outpatient, adjusted admissions decreased by 3.3% for the three months ended December 31, 2011 compared to the same period in fiscal year 2011.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 68% and 58% of the net operating revenues for the three months ended December 31, 2011 and 2010, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.3% from 5.4% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the three months ended December 31, 2011 and 2010 were $114.0 million and $81.5 million, respectively, representing an increase of 39.9%. Net Collectible Revenues increased due to the reasons discussed above. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $31.1 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  The primary reason for the significant increase in governmental revenues was $31.9 million in QAF payments received from the State of California.

OPERATING EXPENSES - Operating expenses for the three months ended December 31, 2011 increased to $112.2 million from $91.5 million, an increase of $20.7 million, or 22.6%, compared to the same period in fiscal year 2011. Operating expenses expressed as a percentage of net operating revenues for the three months ended December 31, 2011 and 2010 were 91.1% and 102.3%, respectively. On a per admission basis, operating expenses increased 31.8%.

Salaries and benefits increased $2.3 million (4.3%) for the three months ended December 31, 2011 compared to the same period in fiscal year 2011. The increase is primarily due to increases in contract labor utilization and cost of employee health and workers compensation insurance of $0.4 million and $1.2 million, respectively.

Other operating expenses during the three months ended December 31, 2011 increased to $32.0 million from $15.7 million, an increase of $16.3 million, or 103.8%, compared to the same period in fiscal 2011, primarily due to QAF related fees of $15.9 million.

The provision for doubtful accounts for the three months ended December 31, 2011 was $9.0 million compared to $7.9 million for the three months ended December 31, 2010, representing a 13.9% increase.  The primary reasons for the increase were due to additional allowances for aged managed care and commercial accounts, and self-pay balances after insurance aggregating $0.8 million.

OPERATING INCOME (LOSS) - The operating income (loss) for the three months ended December 31, 2011 and 2010 was $10.9 million and $(2.0) million, respectively.

OTHER INCOME (EXPENSE) – We adopted certified EHR technology and recognized other income of $6.8 million under the Medicaid EHR incentive program during the three months ended December 31, 2011.

Interest expense for the three months ended December 31, 2011 was $2.4 million compared to $2.9 million for the same period in fiscal year 2011.

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during fiscal year 2010.  The remaining $2.9 million was recorded as warrant expense during fiscal year 2011.   As of December 31, 2011, the fair value of the warrants aggregated $128.  The gain related to the change in the fair value of the April Warrants for the three months ended December 31, 2011 and 2010 was $0.3 million and $1.1 million, respectively. See “DEBT.”

NET INCOME - Net income for the three months ended December 31, 2011 and 2010 was $12.5 million and $0.37 million, respectively.

NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2010

NET OPERATING REVENUES - Net operating revenues for the nine months ended December 31, 2011 increased 11.7% compared to the same period in fiscal year 2011, from $274.4 million to $306.4 million. Net operating revenues for the nine months ended December 31, 2011 included QAF payments of $31.9 million. Admissions for the nine months ended December 31, 2011 decreased 9.1% compared to the same period in fiscal year 2011. The decline in admissions is the combined result of lower obstetrical deliveries and psychiatric admissions. Net operating revenues per admission improved by 23.3% during the nine months ended December 31, 2011 as a result of QAF payments received, improved trauma case reimbursement, negotiated managed care, and governmental payment rate increases. Adjusting for the shift to outpatient, adjusted admissions decreased by 5.6% for the nine months ended December 31, 2011 compared to the same period in fiscal year 2011.

Essentially all net operating revenues come from external customers. The largest payers are the Medicare and Medicaid programs accounting for 60% and 58% of the net operating revenues for the nine months ended December 31, 2011 and 2010, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.3% from 5.6% for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.

Although not a GAAP measure, we define "Net Collectible Revenues" as net operating revenues less provision for doubtful accounts. This eliminates the distortion caused by the changes in patient account classification. Net collectible revenues (net operating revenues less provision for doubtful accounts) for the nine months ended December 31, 2011 and 2010 were $280.5 million and $247.2 million, respectively, representing an increase of 13.5%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $26.0 million for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  The primary reason for the significant increase in governmental revenues was $31.9 million in QAF payments received from the State of California.

OPERATING EXPENSES - Operating expenses for the nine months ended December 31, 2011 increased to $292.9 million from $274.6 million, an increase of $18.3 million, or 6.7%, compared to the same period in fiscal year 2011. Operating expenses expressed as a percentage of net operating revenues for the nine months ended December 31, 2011 and 2010 were 95.6% and 100.1%, respectively. On a per admission basis, operating expenses increased 17.8%.

Salaries and benefits increased $5.0 million (3.2%) for the nine months ended December 31, 2011 compared to the same period in fiscal year 2011. The increase is primarily due to increases in contract labor utilization and cost of employee health insurance of $1.1 million and $3.1 million, respectively.

Other operating expenses during the nine months ended December 31, 2011 increased to $61.2 million from $47.1 million, an increase of $14.1 million, or 29.9%, compared to the same period in fiscal 2011, primarily due to QAF related fees of $15.9 million.

The provision for doubtful accounts for the nine months ended December 31, 2011 was $25.9 million compared to $27.2 million for the nine months ended December 31, 2010, representing a 4.8% decrease.  The primary reason for the decrease was due to a decrease in self-pay revenues of $1.2 million.

OPERATING INCOME (LOSS) - The operating income (loss) for the nine months ended December 31, 2011 and 2010 was $13.5 million and $(0.2) million, respectively.

OTHER INCOME (EXPENSE) – We adopted certified EHR technology and recognized other income of $6.8 million under the Medicaid EHR incentive program during the nine months ended December 31, 2011.

Interest expense for the nine months ended December 31, 2011 was $7.8 million compared to $9.2 million for the same period in fiscal year 2011. The decrease primarily related to lower outstanding borrowings under our revolving line of credit, which was partially offset by accelerated amortization of debt issuance costs of $0.33 million as a result of the reduction in our $40 million Revolving Line of Credit to $20 million.

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during fiscal year 2010.  The remaining $2.9 million was recorded as warrant expense during fiscal year 2011.   As of December 31, 2011, the fair value of the warrants aggregated $128.  The gain (loss) related to the change in the fair value of the April Warrants for the nine months ended December 31, 2011 and 2010 was $39 and $(181), respectively. See “DEBT.”

NET INCOME (LOSS) – Net income (loss) for the nine months ended December 31, 2011 and 2010 was $10.2 million and $(5.5) million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit, and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically, at year end, and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be several years’ time lag between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement receivables of $213 and $456 as of December 31and March 31, 2011, respectively.

Our Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $4.0 million and $7.3 million during the three months ended December 31, 2011 and 2010, respectively, and $9.9 million and $18.4 million during the nine months ended December 31, 2011 and 2010, respectively. The related revenue recorded for the three months ended December 31, 2011 and 2010, was $3.1 million and $4.9 million, respectively, and $10.5 million and $16.0 million during the nine months ended December 31, 2011 and 2010, respectively. As of December 31 and March 31, 2011, estimated DSH receivables were $4.4 million and $2.4 million, respectively.

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

Our Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from our Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended December 31, 2011 and 2010 were approximately $2.5 million and $1.7 million, respectively, and $6.3 million and $6.3 million for the nine months ended December 31, 2011 and 2010, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2011 based on historical collections experience.

We receive payments for “eligible alien” care under Section 1011 of the Medicare Modernization Act of 2003. As of December 31 and March 31, 2011, we established a receivable in the amount of $1.3 million and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

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

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and California. Certain tax attributes carried over from prior years continue to be subject to adjustment by taxing authorities. Any penalties or interest arising from federal or state taxes are recorded as a component of our income tax provision.

INSURANCE - We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2011, we had accrued $13.0 million and $14.0 million, respectively, which is comprised of $5.2 million and $6.6 million, respectively, in incurred and reported claims, along with $7.8 million and $7.4 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $3.0 million and $2.7 million are included in other prepaid expenses and current assets as of December 31 and March 31, 2011, respectively.

We have also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. We have a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2011, we had accrued $800 and $836, respectively, comprised of $442 and $434, respectively, in incurred and reported claims, along with $358 and $402, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintain an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at December 31 and March 31, 2011 were based upon projections. We determine the adequacy of this accrual by evaluating our limited historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our consolidated financial statements. As of December 31 and March 31, 2011, we had accrued $2.2 million and $1.8 million, respectively, in estimated IBNR. We believe this is the best estimate of the amount of IBNR relating to self-insured health benefit claims at December 31 and March 31, 2011.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           As of December 31, 2011, the Company did not have any investment in, or outstanding liabilities under, market rate sensitive instruments. The Company does not enter into hedging instrument arrangements.

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

           As of December 31, 2011, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

           During the three months ended December 31, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 6, 2012, the Regents of the University of California, acting on behalf of UC Irvine Healthcare, filed suit in the County of Orange Superior Court against Western Medical Center – Anaheim (WMC-A) for breach of contract based upon an allegation that WMC-A guaranteed payment for health care services provided to a patient WMC-A transferred to UCI Medical Center because that patient needed a higher level of care than WMC-A could provide.  The Company has not yet filed its response to the complaint.  At this early stage in the proceedings, the Company is unable to determine what effect, if any, this lawsuit will have on the Company’s results of operations.

There have been no material developments in the other matters identified in the Company’s Form 10-K filed with the SEC on June 24, 2011 or in the Company’s Form 10-Q for the quarterly periods ended June 30 and September 30, 2011.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 10, 2012	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)