Form 10-K
period 2012-03-31
Integrated Healthcare Holdings Inc
filed 2012-06-22
CIK 1051488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,167,350 as of September 30, 2011 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 255,307,262 shares outstanding of the registrant's common stock as of June 18, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-K

ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2012

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

Together we believe that the Hospitals currently represent approximately 11.6% of all hospital beds in Orange County, California (based on the most recent data, as of June 30, 2011, on the website of the Office of Statewide Health Planning and Development for California).

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

WESTERN MEDICAL CENTER – SANTA ANA. Western Medical Center - Santa Ana, located at 1001 North Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 325,000 people. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally, the hospital offers telemetry, neurosurgical definitive observation, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 258 active physicians and 436 employee nurses, and hospital staff.

WESTERN MEDICAL CENTER – ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Boulevard, Anaheim, CA 92805, has 188 beds and offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, and Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and outpatient basis. The hospital has approximately 73 active physicians and 222 employee nurses, and hospital staff.

COASTAL COMMUNITIES HOSPITAL – SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 South Bristol Street, Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services in a caring and compassionate environment. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 325,000 people. The hospital has tailored its services to meet the changing needs of the community. The hospital's staff reflects the cultural diversity of the community and is particularly responsive and sensitive to diverse healthcare needs. The 178-bed hospital offers critical care, medical, surgical obstetric, psychiatric and sub-acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 62 active physicians and 183 employee nurses, and hospital staff.

CHAPMAN MEDICAL CENTER – ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Avenue, Orange, CA 92869. The hospital's advanced capabilities position the facility as a leader in specialty niche programs, including the following centers: Chapman Center for Obesity (surgical weight loss program); Center for Heartburn and Swallowing; Neuro-spine Center; Center for Senior Mental Health; and Positive Action Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 28 active physicians and 108 employee nurses, and hospital staff.

EMPLOYEES AND MEDICAL STAFF

At March 31, 2012, the Company had approximately 3,030 employees. Of these employees, approximately 1,303 are represented by two labor unions, the California Nurses Association ("CNA") and Service Employee International Union -United Healthcare Workers ("SEIU"), who are covered by collective bargaining agreements. We believe that our relations with our employees are good. The Company also had approximately 104 individuals from contracting agencies at March 31, 2012, consisting primarily of housekeeping staff.

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

COMPETITION

Hospital competition is unique to each facility and the community in which it operates.  A hospital’s competitive position within its geographic area is affected by several factors, including, but not limited to the following:

A hospital’s competitive position is affected by the services the hospital offers and whether other hospitals in the area offer the same or similar services.  Hospitals are dependent on physicians to admit patients to the hospital.  Thus, the number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on hospital competition.  The ability of the hospital to employ and retain qualified nurses, other health care professionals and administrative staff will also affect the hospitals’ competitiveness in the market place.  Further, a hospital’s reputation with patients, physicians, employees, and contracting health plans can influence the hospital’s competitive position.  Southern California is a highly competitive managed health care market; therefore, the relationship a hospital has with managed care organizations is also a key factor in its competitiveness.  The hospital’s location, the community immediately surrounding it and access to the hospital will also affect the hospital’s competitiveness.  Other hospitals or health care organizations serving the same locations determine the intensity of the competition.  The condition of the physical plant and the ability to invest in new equipment and technology can affect the community’s and physicians’ desire to use a particular hospital.  The amount the hospital charges for services is also a factor in the hospital’s competitiveness.  The funding sources of the competition can also be a factor if a competitor is tax exempt. Tax-exempt institutions have advantages not available to for-profit hospitals, such as endowments, charitable contributions, tax-exempt financing, and exemptions from certain taxes.

Efforts to control health care costs are encouraging vertical integration in the health care services industry.  Hospital systems are acquiring physician practices and other outpatient and sub-acute providers to position themselves for readmission, bundling and other payment restructuring. Similarly, payers are consolidating and acquiring disease management service providers in an effort to offer more competitive programs.  As integrated health systems come to dominate the markets of health insurance and medical services, the hospital industry will be dramatically affected.

Finally, laws and regulations governing antitrust, anti-kickback, physician referrals and other applicable regulations, such as requirements imposed on physician-owned hospitals, impact a hospital’s ability to compete.  Since these factors are individual to each hospital, and are subject to change, each hospital must develop its own strategies, to address the competitive factors in its local service area.

We endeavor to ensure our Hospitals remain competitive. We believe our Hospitals compete within local communities on the basis of many factors, including providing high quality of care, attracting and retaining quality physicians, and attracting and retaining skilled clinical personnel and other health care professionals.  We also believe that the location of our Hospitals, the scope of services we offer, and our prices for services help maintain our competitive position.  We continue to focus our efforts and resources on these areas to maintain a competitive position in the communities we serve.

HEALTH CARE REGULATION AND LICENSING

Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention.  Changes in the Medicare and Medicaid programs and other government health care programs, as well as hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry wide competitive factors greatly affect the health care industry.  The industry is also subject to extensive federal, state and local regulations relating to licensure, operations, ownership of facilities, physician relationships, expansion of facilities and services, and charges and effective reimbursement rates for services.  The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance.  Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business.  Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for services rendered, revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

The Patient Protection and Affordable Care Act

In 2010, the U.S. Congress adopted and President Obama signed into law comprehensive reform legislation through the passage of the Patient Protection and Affordable Care Act (H.R.  3590) and the Health Care and Education Reconciliation Act (H.R.  4872) (collectively, “PPACA”). The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal residents through a combination of public program expansion and private sector health insurance reforms.  To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. Although the law became effective on March 23, 2010, many provisions of PPACA, including the controversial mandated minimum coverage provisions, do not take effect until 2014.  In March 2012, the United States Supreme Court heard arguments in cases challenging PPACA on several grounds, including the constitutionality of the minimum coverage provisions and the severability of those provisions from the other parts of the law. The Court is expected to publish its decision this summer.

Because of the many variables involved, we are unable to predict with certainty the full impact of PPACA on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, gradual or potentially delayed implementation, pending Supreme Court challenges and possible amendment.  However, we expect that several provisions of PPACA, including those described below, will have a material effect on our business.

●
Decreases in Annual Market Basket Updates.  With varying effective dates, the annual Medicare market basket updates for many providers will be reduced, and adjustments to payment for expected productivity gains will be implemented.  PPACA reduces the market basket update for hospitals beginning in 2012 by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private non-farm business multifactor productivity.  In addition to the productivity adjustment, the market basket will be reduced by 0.1% in 2012 and 2013, by 0.3% in 2014, by 0.2% in 2015 and 2016, and by 0.75% in 2017, 2018 and 2019.  These reductions to the Hospitals’ reimbursements for inpatient services under Medicare by PPACA will adversely affect our business.

●
Decreases in Medicare and Medicaid DSH Payments.    Commencing in federal fiscal year 2014, Medicare Disproportionate Share Hospital (“DSH”) payments will be reduced initially by 75% and replaced by an increase to account for the national rate of consumers who do not have health care insurance and are provided uncompensated care.  The rules for this uncompensated care adjustment have not yet been published.  Commencing in 2014, a state’s Medicaid DSH allotment from federal funds will also be reduced.  PPACA mandates reductions in Medicaid DSH allotment to states for the years 2014 through 2020.  Any reductions to our reimbursement under Medicare and Medicaid programs by PPACA could adversely affect our business.  Likewise, any reductions in Medicare and Medicaid DSH payments could adversely affect our business.

●
Medicaid Expansion.  Medicaid programs will be expanded to a broader population with incomes up to 133% of federal poverty levels.  Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  To a lesser extent, PPACA also expands the Children’s Health Insurance Program (“CHIP”).  Our Hospitals may achieve increased revenues from providing care to individuals who, prior to PPACA, were previously uninsured.

PPACA also contains several provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries.  We anticipate these provisions, including those described below, may have a material effect on our business:

●
Hospital Readmissions Reduction Program.  Commencing in federal fiscal year 2012, Medicare payments that would otherwise be made to hospitals will be reduced by specified percentages to account for excess and “preventable” hospital readmissions.

●
Medicare and Medicaid Payment Reductions for Hospital-Acquired Conditions.  A Hospital-Acquired Condition (“HAC”) is a condition that is acquired by a patient while admitted as an inpatient to a hospital.  Beginning in 2015, the 25% of hospitals with the highest national HAC rates will receive a 1% reduction in their Medicare payments for inpatient services.  Similarly, under the Medicaid program, PPACA prohibits the use of federal funds to reimburse providers for medical services furnished to treat HACs.  To the extent that Medicare or Medicaid patients are admitted to the Hospitals to treat HACs, the Hospitals’ reimbursements could be reduced.

●
Value-Based Purchasing.  Effective in 2012, a value-based purchasing program will be established under the Medicare program designed to pay hospitals based on performance of quality measures for services rendered.  Where a hospital meets or exceeds the quality measures for the given time period, the base operating Diagnosis Related Group (“DRG”) payment amount is increased by a percentage for the following fiscal year.  Where a hospital does not meet the quality measures for a given time period, the base operating DRG payment amount is decreased by a percentage for the following fiscal year.  To the extent that the Hospitals meet or fail to meet the quality metrics under the value-based purchasing program, their reimbursements for services furnished to Medicare patients may be affected.

●
Accountable Care Organizations.  PPACA required the Secretary to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”).  The first participation period for those ACOs accepted into the Medicare Shared Savings Program began on January 1, 2012.  The second participation period began on April 1, 2012, and a third participation period will begin on July 1, 2012.  If the Hospitals choose to participate in the Shared Savings program, reimbursements for inpatient and outpatient services may be affected.

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

As a result of PPACA’s passage, the health care industry will be subjected to significant new statutory and regulatory requirements and consequently to structural and operational changes and challenges for a substantial period of time.  We will continue to assess the effect of PPACA and additional legislation on current and projected operations, financial performance and general financial condition.

Medicare

Each of our Hospitals participates in the Medicare program.  Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease.  Under the Medicare program, we are paid for inpatient and outpatient services performed by the Hospitals.  Our Hospitals continue to be affected by changes in laws and regulations pertaining to Medicare, which are often designed to reduce reimbursement rates.

Inpatient Acute Care Services.  Medicare pays most hospitals for services furnished to inpatients under a system known as the Prospective Payment System (“PPS”) where hospitals are paid for services based on predetermined rates.  Medicare payments under PPS are based on the DRG to which each Medicare patient is assigned.  The DRG is determined by the patient’s primary diagnosis and other factors for each particular Medicare inpatient stay.  The amount to be paid for each DRG is established prospectively by the Center for Medicare and Medicaid Services (“CMS”).  The DRG amounts are not directly related to a hospital’s actual costs or variations in service or length of stay.  Therefore, if a hospital incurs costs in treating Medicare inpatients that exceed the DRG level of reimbursement plus any outlier payments, then that hospital will experience a loss from such services, which will have to be made up from other revenue sources.  Payment limitations implemented by other third-party payers may restrict the ability of a hospital to engage in such “cost-shifting.”  In 2008, CMS replaced the existing 538 DRGs with 745 new severity-adjusted diagnosis related groups (“Medicare Severity DRGs” or “MS-DRGs”).  The new MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients.

The DRG rates are adjusted by an update factor on October 1 of each year.  The index used to adjust the DRG rates, known as the “market basket index,” takes into consideration the increase of costs experienced by hospitals in purchasing goods and services.  Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.  Also, as discussed above, PPACA provides for annual percentage decreases to the market basket index.  Therefore, we cannot assure that in the future our Hospitals will be paid amounts that will adequately reflect changes in the cost of providing health care services.  On August 1, 2011, CMS issued the “Changes to the Hospital Inpatient Prospective Payment systems for Acute Care Hospitals and Fiscal Year 2012 Rates” (“IPPS 2012 Final Rule”).  The IPPS 2012 Final Rule provides for a 3.0% market basket increase for federal fiscal year 2012, reduced by 2.0% consisting of a 0.1% pre-determined reduction mandated by PPACA, a 1.0% productivity reduction mandated by PPACA, a 2.0% prospective coding adjustment reduction, and an increase of 1.1% for prospective rural floor budget neutrality correction.

Because of the uncertainty of factors that may influence the inpatient PPS payments to our Hospitals, including admission volumes, length of stay and case mix, we cannot estimate the impact of the payment changes to the IPPS 2012 Final Rule will have on our annual Medicare inpatient net revenues.

Outpatient Services.  Hospital outpatient services, including hospital operating and capital costs, are reimbursed on a PPS basis.  All services paid under the outpatient PPS are classified into groups called Ambulatory Payment Classifications (“APCs”).  Services in each APC are similar clinically and in terms of the resources they require.  Using hospital outpatient claims data from the most recent available hospital cost reports, CMS determines the median costs for the services and procedures in each APC group, and a payment rate is established for each APC.  Depending on the services provided, hospitals may be paid for more than one APC per patient encounter.  CMS will make additional payment adjustments under outpatient PPS including “outlier” payments for services where the hospital’s cost exceeds 2.5 times the APC rate for that service.  In addition, certain other changes have reduced coinsurance payments below what they would have originally been under outpatient PPS.  Several Medicare Part B services are specifically excluded from this rule, including certain physician and non-physician practitioner services, ambulance, clinical diagnostic laboratory services and non-implantable orthotics and prosthetics, physical and occupational therapy, and speech language pathology services.

For calendar year 2012 and each subsequent calendar year, PPACA requires that the annual market basket update for outpatient services also be reduced by a productivity adjustment. The amount of that reduction will be the projected according to nationwide productivity gains over the preceding 10 years. To determine the projection, the U.S. Department of Health and Human Services (“HHS”) will use the Bureau of Labor Statistics’ (“BLS”) 10-year moving average of changes in specified economy-wide productivity.  PPACA does not contain guidelines for projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by approximately $26.3 billion from 2010 to 2019.

Value Based Purchasing. Under CMS’s Hospital Value-Based Purchasing Program, CMS will make value-based incentive payments to acute care hospitals based upon the hospital’s quality measure performance as well as overall improvements to quality of care.  This program will commence in federal fiscal year 2013 and apply to payments for discharges occurring on or after October 1, 2012. Hospitals that do not take party in the quality reporting program or that did not successfully report their quality measures will have their market basket update reduced by two percentage points.

Medicare Managed Care.  The Medicare program allows various managed care plans, known as Medicare Advantage Plans, offered by private companies to engage in direct managed care risk contracting with the Medicare program.  Under the Medicare Advantage program, these private companies agree to accept a fixed, per-beneficiary payment from the Medicare program to cover all care that the beneficiary may require.  Health care providers must contract with Medicare Advantage plans to treat Medicare Advantage enrollees at agreed-upon rates.  Covered inpatient and emergency services rendered to a Medicare Advantage beneficiary by a hospital that is an out-of-plan provider (i.e., that has not entered into a contract with a Medicare Advantage plan) will be paid at Medicare fee-for-service payment rates.

PPACA reduces, over a three year period, premium payments to managed Medicare plans such that CMS’s managed care per capita premium payments are, on average, equal to traditional Medicare.  PPACA also implements fee payment adjustments based on service benchmarks and quality ratings.  The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reductions will total $145 billion.  In addition, PPACA expands the RAC program to include Medicare managed care plans.  In light of the current economic downturn and PPACA, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.  All or any of these outcomes may have a disproportionately negative effect upon those providers with relatively high dependence upon Medicare managed care revenues.

Medicaid and Medi-Cal (California’s Medicaid Program)

Generally.  Medicaid programs are funded jointly by the federal government and the states and are administered by statutes under approved plans.  Medicaid reimbursement is often less than a hospital’s cost of services. California’s Medicaid program, known as “Medi-Cal”, is a joint federal/state program that provides health care services to certain persons who are financially needy.  Each of our Hospitals participates in the Medi-Cal program.  The Medi-Cal program includes both a fee-for-service component and a managed care component.

As referenced above, PPACA requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level by 2014.  However, PPACA also requires states to apply a 5% income disregard to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the poverty level.

Many states, including California, are adopting budgets that reduce their Medicaid expenditures.  The current economic downturn has increased the budgetary pressures on California, and these pressures have resulted in decreased Medi-Cal spending. Additionally, due to the estimated $16 billion California budget deficit, Governor Brown has recently proposed additional cuts in health care reimbursement by the state.

Medi-Cal Fee-for-Service Program.  Inpatient hospital services under the Medi-Cal fee-for-service component are reimbursed primarily under the Selective Provider Contracting Program (“SPCP”).  Provider agreements under the SPCP are negotiated by the California Medical Assistance Commission (“CMAC”).  Our Hospitals are located in areas which are currently “closed areas” under the SPCP.  In SPCP closed areas, private hospitals must hold a contract with the Medi-Cal program in order to be paid for their inpatient services (other than services performed in an emergency to stabilize a patient so that they can be transferred to a contracting hospital, and additional care rendered to emergency patients who cannot be so stabilized for transfer or where no contracting hospital accepts the patient).  Contracting hospitals are generally paid for these services on the basis of all-inclusive per diem rates they negotiate under their SPCP/CMAC contracts.

Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP/CMAC contracts in order to be paid for their outpatient services.  Each Hospital currently has an SPCP/CMAC contract in which it is contractually bound to continue until either party terminates the contract.  There can be no assurance that each Hospital will maintain SPCP status or that the current Medi-Cal payment arrangements will continue.  Also, there can be no assurance that the SPCP/CMAC contract rates paid to our Hospitals will cover each Hospital’s cost of providing care.  The Medi-Cal payment rates for outpatient services generally cover only a small portion of a Hospital’s cost of providing care.

Medi-Cal Managed Care.  In addition to the fee-for-service component of Medi-Cal, Orange County, California (where our Hospitals are located) participates in the Medi-Cal managed care program.  Many Medi-Cal beneficiaries in Orange County are covered under Medi-Cal managed care, and not under fee-for-service Medi-Cal.  Medi-Cal managed care in Orange County is provided through a County Organized Health System known as CalOptima.

In 2006, CalOptima focused on entering into contracts with hospitals on a fee-for-services basis for managed care Medi-Cal enrollees managed directly by CalOptima and CalOptima’s capitated hospitals.  The rates in these contracts are based on the greater of a county-wide rate established by CalOptima based on past average SPCP/CMAC rates or the individual hospital’s SPCP/CMAC rate.  Our Hospitals entered into these CalOptima fee for service contracts effective June 2006, and all four Hospitals maintained their Medi-Cal managed care contract at the end of the fourth quarter.  There can be no assurance that the amounts paid to our Hospitals for services which are covered or not covered under the contracts between CalOptima and each Hospital will be adequate to reimburse the Hospital’s costs of providing care.

Medi-Cal DSH Payments.  Some of our Hospitals receive substantial additional Medi-Cal reimbursement as a DSH hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund.  Hospitals qualify for additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients.  Payments to a hospital are determined on a formula basis set forth by state law and the Medi-Cal State Plan.  Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with the CMAC.  The Medi-Cal funding for DSH hospitals, however, is dependent on state general funding appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs.  As referenced above, under PPACA, beginning on October 1, 2013, in fiscal years 2014 through 2020 a state’s Medicaid DSH allotment from federal funds will be substantially reduced.  Further, California Senate Bill 90, which was approved by the Governor on April 13, 2011, mandated reductions to state disproportionate share funding to private hospitals by $30 million for the 2010-11 fiscal year and by an additional $75 million for the 2011-12 fiscal year, including the corresponding federal participation therewith.

Medicare and Medicaid Recovery Audit Contractor Initiatives

Section 302 of the Tax Relief and Health Care Act of 2006 authorized a permanent program involving the use of third-party recovery audit contractors (“RACs”) to identify Medicare overpayments and underpayments made to health care providers.  RACs are compensated based on the amount of both overpayments and underpayments they identify by reviewing claims submitted to Medicare for correct coding and medical necessity.  Payment recoveries resulting from RAC audits are appealable through administrative and judicial processes.

PPACA expanded the RAC program’s scope by requiring all states to enter into contracts with RACs by December 31, 2010 to audit payments to Medicaid providers.  CMS issued a letter to state Medicaid directors on October 1, 2010 that (1) provided preliminary guidance to states on the implementation of Medicaid RAC programs, (2) created a deadline of December 31, 2010 for states to establish RAC programs, and (3) established a deadline of April 1, 2011 for states to fully implement their Medicaid RAC programs.  On February 1, 2011, CMS issued a notice temporarily suspending the requirement that states implement their RAC programs until the final Medicaid RAC rule is issued. CMS issued the final Medicaid RAC rule on September 16, 2011.  Among other things, the final Medicaid RAC rule clarifies the permissible scope of RAC audits, including a maximum three-year look-back period and limits on the number of medical records that may be audited.  The Final Rule also requires each RAC to hire certified coders and at least one licensed medical director, subject to limited exceptions.  We cannot predict with certainty the impact of the Medicare and Medicaid RAC programs will have on our future results of operations or business.

Workers’ Compensation Reimbursement

Fee Schedules.  A portion of the Hospitals’ revenues is expected to come from Workers’ Compensation program reimbursements.  As part of an effort in 2003 to control costs under the Workers’ Compensation program, the California legislature enacted Labor Code Section 5307.1, which sets reimbursement for hospital inpatient and outpatient services, including outpatient surgery services, at a maximum of 120% of the current Medicare fee schedule for hospitals.  The Administrative Director of the Division of Workers’ Compensation is authorized to develop and, after public hearings, to adopt a fee schedule for outpatient surgery services, but this schedule may not be more than 120% of current Medicare payment rates for hospitals.  This fee limitation caps the amount that our Hospitals can be paid for their services provided to Workers’ Compensation patients.  We can provide no assurance that the amount of revenues attributable to these payments will not be reduced in the future, which would have an adverse financial impact on the Company.

Provider Networks.  Under California law, employers may establish medical provider networks for Workers’ Compensation patients and may restrict their employees’ access to medical services to providers that are participants in those networks.  Employers are free to choose which providers will and will not participate in their networks, and employers pay participating providers on the basis of negotiated rates that may be lower than those that would otherwise be provided for by the Workers’ Compensation fee schedules.  Employers may also choose to contract with licensed Health Maintenance Organizations (“HMO”) and restrict access by their employees to participating providers of these HMOs.  Our Hospitals are participating providers in Workers’ Compensation networks, and to the extent that the Hospitals are required to negotiate and accept lower reimbursement rates to participate in these networks, there may be an adverse financial impact on the Company.  Also, network providers are required to provide treatment in accordance with utilization controls to be established by the Department of Workers’ Compensation.  Therefore, as network participants, such utilization controls may limit the services for which our Hospitals are reimbursed, which could have an adverse financial impact on the Company.

Commercial Insurance

Many private insurance companies contract with hospitals on a “preferred” provider basis, and many insurers have introduced plans known as Preferred Provider Organizations (“PPO”).  Under PPO plans, patients who use the services of contracted providers are subject to more favorable copayments, coinsurance and deductibles than apply when they use non-contracted providers.  In addition, under most HMOs, private payers limit coverage to those services provided by selected hospitals.  With this contracting authority, private payers can direct patients away from non-selected hospitals by denying coverage for their services.

Our Hospitals currently have several contracts with managed care organizations.  However, if the Company’s managed care rates become less favorable, or if the Company loses contracts and becomes out-of-network for more patients, the Company’s profitability may be unfavorably affected.

Electronic Health Records

The 2009 American Recovery and Reinvestment Act (“ARRA”) provides stimulus monies for hospitals and physicians that are meaningful users of electronic health records (“EHR”) and imposes penalties on providers who are not meaningful users by the end of 2015.  The intent of ARRA is to promote the use of technology to improve health outcomes and reduce health care costs.  To become a meaningful EHR user, a provider must adopt a “certified EHR system” according to HHS standards.  Also, the health care provider must demonstrate that it engages in the exchange of health information to promote quality of care and coordination, and reports on clinical quality measures.

On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of EHRs (“Phase I Rules”). The Phase I Rules define the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under ARRA. Also, to demonstrate that they are meaningful EHR users, hospitals must meet 14 clinical quality measures and five of 10 optional quality objectives.  In addition, the Phase I Rules describe the technical capabilities required for certified EHR technology. Hospitals and other providers must adopt certified EHR technology, as well as demonstrate their meaningful use thereof, to qualify for the federal incentive payments.

On March 2, 2012, CMS issued “Phase 2” of its EHR incentive plan (“Phase II Proposed Rules”).  Under the Phase II Proposed Rules, hospitals must meet, or qualify for an exemption from, 16 core objectives and two of four optional quality objectives.  The Phase II Proposed Rules also outline the process by which hospitals may submit quality data electronically, with the intent of reducing the burden associated with quality reporting.

The Company has adopted certified EHR technology and, during the year ended March 31, 2012, we recognized other income of $6.8 million relative to the first year under the Medicaid EHR incentive program

Our Hospitals will continue to endeavor to qualify for available EHR stimulus monies and to avoid penalties associated with failure to implement meaningful use of EHR systems.  However, the purchase and implementation of EHR systems can be expensive.  Further, as use of electronic health information becomes more pervasive, we anticipate that additional regulations and costs related to the exchange of health information on a regional and national basis will be implemented.

The Federal Emergency Medical Treatment and Active Labor Act

In response to concerns regarding inappropriate hospital transfers of emergency patients based on the patient’s inability to pay for the services provided, Congress enacted the Emergency Medical Treatment and Labor Act (“EMTALA”) in 1986.  This so-called “anti-dumping” law imposes certain requirements on hospitals with Medicare provider agreements to (1) provide a medical screening examination for any individual who comes to the hospital’s emergency department, (2) provide necessary stabilizing treatment for emergency medical conditions and labor, and (3) not transfer a patient until the individual is stabilized, unless the benefits of transfer outweigh the risks or the patient gives informed consent to the transfer.  Since the Hospitals must provide emergency services without regard to a patient’s ability to pay, complying with EMTALA could have an adverse impact on the profitability of the Hospitals, depending upon the number of such patients treated in or through our emergency rooms.  Failure to comply with EMTALA can result in exclusion of the physician from the Medicare and/or Medicaid programs or termination of the hospital’s Medicare provider agreements, as well as civil penalties.

Anti-kickback, Fraud and Self-Referral Regulations

Federal Anti-kickback Law.  The Social Security Act’s illegal remuneration provisions (the “Anti-kickback Statute”) prohibit the offer, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (a) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a government-sponsored federal health care program, which includes Medicare, Medicaid and TRICARE (formerly CHAMPUS, which provides benefits to dependents of members of the uniformed services) and any state healthcare program, or (b) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a government-sponsored health care program.  The Anti-kickback Statute contains both criminal and civil sanctions, which are enforced by the Office of Inspector General (“OIG”) of HHS and the United States Department of Justice.  The criminal sanctions for a conviction under the Anti-kickback Statute are imprisonment for not more than five years, a fine of not more than $50,000 for each offense, or both, with higher penalties potentially being imposed under the federal Sentencing Guidelines.  In addition to the imposition of criminal sanctions, the Secretary of HHS may exclude any person or entity that commits an act prohibited by the Anti-kickback Statute from participation in the Medicare program, and may also direct states to exclude that person from participation in state health care programs.   Violators of the Anti-kickback Statute may be subject to a civil money penalty of $50,000 for each prohibited act, and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose.

PPACA amended the Anti-kickback Statute to provide that actual knowledge of the law or the specific intent to violate it is not required for a violation to occur.  In addition, under PPACA, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

There is ever-increasing scrutiny by federal and state law enforcement authority scrutiny, OIG, HHS, the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as an inappropriate mechanism to generate patient referrals.   Enforcement actions have increased and courts have broadly interpreted the scope of the Anti-kickback Statute to the extent that if “one purpose” of a payment arrangement is to induce referrals, a violation has occurred.

In addition, the OIG has long been on record that it believes that physician investments in healthcare companies can violate the Anti-kickback Statute and the OIG has demonstrated an aggressive attitude toward enforcement of the Anti-kickback Statute in the context of ownership relationships.

The OIG has issued regulations specifying certain payment practices that will not be treated as a criminal offense under the Anti-kickback Statute and that will not provide a basis for exclusion from the Medicare or Medicaid programs (the “Safe Harbor Regulations”).  These regulations include, among others, safe harbors for certain investments in both publicly traded and non-publicly traded companies.   However, physician investments in the Company will not be protected by either of these safe harbor regulations.  Nevertheless, the fact that a specific transaction does not meet all of the criteria of a “safe harbor” does not mean that such transaction constitutes a violation of the Anti-kickback Statute, and the OIG has indicated that any arrangement that does not meet all of the elements of a safe harbor will be evaluated on its specific facts and circumstances to determine whether the Anti-kickback Statute has been violated and, thus, if prosecution is warranted. Even in the absence of an enumerated safe harbor for physician-investment in the Company, however, the Company believes that it is not in violation of the Anti-kickback Statute.

California Anti-kickback Prohibitions.  California law prohibits the offer, delivery, receipt or acceptance by a licensed person of any remuneration as compensation or an inducement for referring patients.  The California statute applies to all patients, regardless of payer, and therefore is not limited to referrals of Medicare or Medi-Cal beneficiaries.  There are no “safe harbors” under California’s Anti-kickback Statute; however, there are exceptions that are not similarly reflected in the federal Anti-kickback statute.  The California statute specifically provides that a medically necessary referral is not illegal where the referring physician has an ownership interest in the health care facility to which the referral is made, provided that the physician’s return on investment is based upon the amount of the physician’s capital investment or proportional ownership and such ownership is not based upon the number or value of patients referred.  The Company believes that the return on investment paid to the physician-investors is relative to their proportional ownership interest, and therefore the Company’s physician-investors are not in violation of California’s Anti-kickback Statute.

California law contains a separate prohibition against kickbacks for the referral of Medi-Cal patients.  California’s Medi-Cal fraud and abuse statute prohibits the solicitation or receipt of any remuneration including kickbacks, in return for the referral of any individual to a person for furnishing any services or merchandise which is paid for by Medi-Cal.  A violation of this law can result in punishment upon a first conviction by imprisonment in the county jail for not longer than one year, or state prison, or by a fine not exceeding $10,000, or by both imprisonment and fine.  California’s Attorney General has relied upon exceptions set forth in federal law when reviewing a physician’s ownership in a medical device company.  Therefore, as the Company believes that its physician-investors are not in violation of the federal Anti-kickback Statute by virtue of their relationships with the Company, they should similarly be considered compliant with California’s Medi-Cal Anti-kickback Statute.

The Federal False Claims Act.  The federal government is authorized to impose criminal, civil, and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs.  In addition to other federal criminal and civil laws to punish health care fraud, the federal government, over the past several years, has accused an increasing number of health care providers of violating the federal civil False Claims Act.  The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the federal government, (2) knowingly uses a false record or statement to obtain payment or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim.  Recently, provisions of the False Claims Act were clarified under the Fraud Enforcement and Recovery Act of 2009 (“FERA”) to eliminate the requirement that a false claim be presented to a federal official or that it directly involves federal funds.  False claims allegations could arise, for example, with respect to the Hospital’s billings to the Medicare program for its services or the submission by the Hospital of Medicare cost reports.  Also, under PPACA, the False Claims Act is now implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. The False Claims Act defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for, or intentional ignorance of, the truth or falsity of a claim.  A party that does not “knowingly” submit false claims is not liable under the False Claims Act.  Because our Hospitals perform hundreds of procedures a year for which they submit claims to Medicare, submission of claims known to be erroneous, or submission of claims in reckless disregard of their truth or falsity, could result in significant civil penalties under the False Claims Act.  Our Hospitals, however, have significant quality control measures in place to identify and correct any errors in coding and claim submission that could lead to False Claims Act violations.

Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government.  These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement.  Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case.  Although the Company intends for its Hospitals to comply with both federal and state laws related to the submission of claims, there can be no assurance that a determination that we have violated these claims-related laws will not be made, and any such determination would have a material adverse effect on the Company.

In addition to the False Claims Act, federal civil monetary penalties (“CMP”) provisions authorize the imposition of substantial civil money penalties against an entity that engages in activities including, but not limited to, (1) knowingly presenting or causing to be presented a claim for services not provided as claimed or which is otherwise false or fraudulent in any way, (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient, (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the selection of a particular provider, practitioner or supplier for the ordering or receipt of reimbursable items or services, (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program, (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary or (6) using a payment intended for a federal health care program beneficiary for another use.

The Secretary of HHS, acting through the OIG, has both mandatory and permissive authority to exclude individuals and entities from participation in federal programs pursuant to the CMP statute.  Also, it is a federal offense to: (1) knowingly and willfully execute or attempt to execute any scheme to defraud any health care benefit program, including any private or governmental program or (2) to obtain, by means of false or fraudulent pretenses, any property owned or controlled by any health care benefit program.  Penalties for a violation of this federal law include fines and/or imprisonment, and a forfeiture of any property derived from proceeds traceable to the offense.  In addition, if an individual is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the Secretary of HHS is required to bar the individual from participation in federal health care programs and to notify the appropriate state agencies to bar the individuals from participation in state health care programs.

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

Claims filed with private insurers can also lead to criminal and civil penalties under federal law, including, but not limited to penalties relating to federal mail and wire fraud statutes and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provisions which made the defrauding of any health care insurer, public or private, a crime.  Our Hospitals are also subject to various state insurance statutes and regulations that prohibit the Hospitals from submitting inaccurate, incorrect or misleading claims.  The Company intends for its Hospitals to comply with all state insurance laws and regulations regarding the submission of claims.  However, the Company cannot guarantee that the Hospitals’ insurance claims will not be challenged.  If a Hospital is found to be in violation of a state insurance law or regulation, it could be subject to fines and criminal penalties which would have an adverse effect on the Company’s business and operating results.

Federal Physician Self-Referral Law.  Provisions of the Social Security Act commonly referred to as the Stark Law prohibit referrals by a physician of Medicare and Medicaid beneficiaries to providers for a broad range of health services if the physician (or his or her immediate family member) has an ownership or other financial arrangement with the provider, unless an exception applies.  The “designated health services” to which the Stark Law applies include all inpatient and outpatient services provided by hospitals.  Hospitals cannot bill for services they provide as a result of referrals that are made in violation of the Stark Law.  In addition, a violation of the Stark Law may result in a denial of payment, require refunds to the Medicare program and its beneficiaries, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for certain “circumvention schemes,” and exclusion from participation in Medicare, Medicaid, and other federal programs.  Violations of the Stark Law may also be actionable as violations of the federal False Claims Act.

Notwithstanding the breadth of the Stark Law’s general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician’s ownership is in the hospital itself, and not merely in a subdivision of the hospital.  The Hospitals intend to rely upon this exception to protect the ownership interests that physicians hold in them.  PPACA made changes to this exception by effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the PPACA’s enactment, as of December 31, 2010).  A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership to the level that existed on March 23, 2010 and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

In addition to physician ownership, the Hospitals have various arrangements by which they compensate physicians for services.  Payments by the Company to such physicians who refer patients to our Hospitals will constitute financial relationships for purposes of the Stark Law.  Exceptions exist under the Stark Law and its implementing regulations for various types of compensation relationships.  The Company strives to ensure that all of its financial relationships qualify for one or more exceptions to the Stark Law.  However, there can be no assurance that the Company will be successful in structuring all of its relationships with physicians so as to qualify for protection under one or more of the Stark Law’s exceptions.

California Physician Self-Referral Law.  In California, the legislature has enacted two laws which broadly prohibit physician self-referral of patients. The first law, codified in the California Labor Code, applies to workers’ compensation patients, while the second law, codified in the California Business and Professions Code, applies to all patient referrals, regardless of the payer source.  The first law has applied to workers injured on or after January 1, 1994.  The other became operative on January 1, 1995, and applies to all patient referrals, regardless of the patient’s payer.  Generally, these laws prohibit physicians from referring patients to healthcare facilities in which they have an ownership interest, except in limited circumstances.

Both laws contain broad exceptions permitting physicians to refer patients to hospitals, so long as the referring physician is not compensated by the hospital for the referral, and any so long as equipment leases between the hospital and the physician satisfies certain requirements.   Based on the enumerated exceptions, the Company believes that referrals to its Hospitals received from physician-owners are in compliance with both laws.

Disclosure of Financial Interests

California law provides that it is unlawful for a physician to refer a patient to an organization in which the physician or a member of the physician’s immediate family has a significant beneficial interest, unless the physician first discloses the interest to the patient in writing and advises the patient regarding alternative services, if such services are available.  A “significant beneficial interest” means any financial interest equal to or greater than the lesser of five percent of the total beneficial interest, or $5,000.  This disclosure requirement may be satisfied by the posting of a conspicuous sign likely to be seen by all patients who use the facility or by providing patients with written disclosure statements.  Physicians must disclose the names of entities in which they hold significant financial interests to a patient’s payer upon the request of the payer (not to be made more than once a year).  A violation of this disclosure requirement constitutes “unprofessional conduct,” and is grounds for the suspension or revocation of the physician’s license.  Further, it is deemed a misdemeanor punishable by imprisonment not to exceed six months, or by a fine not to exceed $2,500.

In addition, California’s general self-referral laws require that any physician who refers a person to, or seeks consultation from an organization in which the physician has a financial interest must disclose the financial interest to the patient in writing at the time of the referral.  This requirement applies regardless of whether the financial interest is otherwise protected by one of the exemptions under the self-referral law.  There is no minimum threshold of ownership required in order for this disclosure requirement to be triggered, and this disclosure requirement cannot be satisfied by the posting of a sign.  A violation of this disclosure requirement may be subject to civil penalties of up to $5,000 for each offense.  Physician investors in the Company are individually responsible for complying with these disclosure requirements with respect to their referrals to the Hospital.  A failure to make the required disclosure by any physician who holds a financial interest in the Company could have an adverse impact on the Company.

Health Insurance Portability and Accountability Act

The HIPAA law mandates the adoption of uniform standards for the exchange of health information in an effort to encourage overall administrative simplification, protect the confidentiality of a patient’s confidential health information, and enhance the overall effectiveness and efficiency of the health care industry.  Under HIPAA, health care providers and other “covered entities,” such as health insurance companies and other third-party payers, must adopt uniform standards for the electronic transmission of billing statements and insurance claims forms.  These standards require the use of standard data formats and code sets when electronically transmitting information in connection with health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.  PPACA requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transmission.

HHS also has promulgated security standards and privacy standards which are aimed, in part, at protecting the confidentiality, availability and integrity of health information by “covered entities,” including health plans, healthcare clearinghouses and healthcare providers, that receive, store, maintain or transmit health and related financial information in electronic form.  In addition, ARRA amended HIPAA to include “business associates,” i.e., those entities that perform business functions for health plans, health care clearinghouses and providers.  The privacy standards require compliance with rules governing the use and disclosure of patient health and billing information.  ARRA also created rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to which we disclose such information to perform functions on our behalf.  These provisions required us to implement expensive computer systems, employee training programs and business procedures to protect the privacy and security of each patient’s health information and enable electronic billing and claims submissions consistent with HIPAA.  On July 14, 2010, HHS issued a proposed rule that would implement many of these ARRA provisions. If finalized, these changes may require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations.

The HIPAA security standards require us to maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  Under ARRA, covered entities, including the Hospitals, must notify patients of most security breaches pursuant to HHS regulations.

HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply.  These fines and penalties were strengthened under ARRA to provide for penalties of (1) in the amount of $1,000 per violation due to “reasonable cause and not to willful neglect” (with a maximum penalty of $100,000), (2) up to $10,000 for each violation due to willful neglect that is corrected (subject to a $250,000 maximum) and (3) up to $50,000 for each willful violation that is not corrected properly (subject to a maximum penalty of $1.5 million dollars during a calendar year).

California Confidentiality of Medical Information Act

The Confidentiality of Medical Information Act (“CMIA”), California’s general health information privacy law, applies to California health care providers, including hospitals, and several other types of entities. The CMIA prohibits the disclosure of an individual’s confidential health information “for any purpose not necessary to provide health care services to the patient,” unless the individual authorizes it, or it is otherwise permitted by the CMIA.

The CMIA allows a person whose medical information has been used or disclosed in violation of the CMIA to recover (1) compensatory damages for resulting economic loss or personal injury, (2) nominal damages in the amount of $1,000 (whether or not actual damages were sustained), (3) punitive damages of up to $3,000, (4) attorneys’ fees of up to $1,000 and the (5) costs of litigation.  A violation of the CMIA that results in economic loss or personal injury to a patient is also a misdemeanor.  The CMIA further provides for civil penalties, ranging from $2,500 for negligent disclosures of medical information in violation of the CMIA to $250,000 for knowing and willful disclosures for the purposes of financial gain.  Any wrongful disclosure of patient medical information by the Hospitals may result in significant financial penalties to the Hospitals, and would have an adverse effect on the Company’s business.

California Security Breach Information Act

The California Security Breach Information Act, effective July 1, 2003, requires those businesses that own or license personal information about Californians to provide reasonable security measures to protect the confidentiality of such information and to inform those individuals if the security of their information is compromised.  The disclosure must be made in the “most expedient time possible” and without unreasonable delay, consistent with the legitimate needs of law enforcement or any measures necessary to determine the extent of the breach.

On August 31, 2011, Governor Brown signed Senate Bill 24, which amended California’s security breach notification law.  Senate Bill 24 applies to breaches occurring on or after January 1, 2012, and makes several important changes to disclosure requirements required under the law.  As required by Senate Bill 24, notices to affected individuals must now also contain (1) the name and contact information of the reporting person or business, (2) the types of personal information subject to the breach, (3) the date or date range of the breach, and (4) the toll-free telephone numbers and addresses of the three major credit bureaus if the breach exposed an individual’s social security number and driver’s license or state identification card number.  The bill also requires notification of California’s attorney general regarding the breach if more than 500 California residents are affected and amends the law’s substitute notice provisions.  Also, a covered entity under HIPAA will be deemed to have complied with the notice requirements of California’s Security Breach Information Act if it has complied completely with Section 13402(f) of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH”).

Corporate Practice of Medicine

California has a body of law, known as the corporate practice of medicine prohibition, which prohibits non-professional corporations and other entities from employing or otherwise controlling the professional medical judgment of physicians.  Although we exercise care in structuring our arrangements with physicians to comply with California law and we believe that such arrangements will comply with applicable laws in all material respects, we cannot provide any assurance that governmental officials charged with responsibility for enforcing these laws will not assert that the Company, or certain transactions that we are involved in, are in violation of such laws, or that the courts will ultimately interpret such laws in a manner consistent with our interpretations.

Certain Antitrust Considerations

The addition of physician-investors in the Company could affect competition in the geographic areas in which its Hospitals operate.  Such effects on competition could give rise to claims that the Hospitals and physician-investors violate federal and state antitrust and unfair competition laws under a variety of theories.  There can be no assurance that the Federal Trade Commission, the Antitrust Division of the Department of Justice, or any other party, including a physician participating in the Company’s business, or a physician denied participation in the Company’s business, will not challenge or seek to delay or enjoin the activities of the Company on antitrust grounds.  If such a challenge is made, there can be no assurance that such challenge would be unsuccessful.  We have not obtained an analysis of any possible antitrust implications of the activities of the Company or of the continuing arrangements and anticipated operations of the Hospitals.

Licensing, Certification, Accreditation, Surveys, Investigations and Audits

Health facilities, including the Hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements.  These include requirements relating to Medicare and Medi-Cal participation and payment, state licensing agencies, private payers and the Joint Commission.  Renewal and continuance of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company.  Some investigations by licensing bodies may result in financial penalties to the Hospitals.  These activities are generally conducted in the normal course of business of health care facilities.  Nevertheless, an adverse determination could result in a loss or reduction in a Hospital’s scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted.  Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a Hospital could result in the loss of utilization or revenues or the loss of the Company’s ability to operate all or a portion of a Hospital, and, consequently, could have a material and adverse effect on the Company.

The hospital industry has seen a number of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals.  Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts.  PPACA includes additional federal funding to fight health care fraud, waste and abuse, increasing incrementally through federal fiscal year 2020.  The operational mission of the OIG is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have policies and procedures in place to facilitate compliance with the laws, rules and regulations affecting the health care industry, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

The laws and regulations with which we must comply are complex and subject to change.  In the future, different interpretations or enforcement of these laws and regulations could subject our operations to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state health care programs.

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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.  We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2012.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on our cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

Environmental Regulations

The Hospitals are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment.  Our health care operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations.  Our operations are also subject to various other environmental laws, rules and regulations.  Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities.  Remediation costs relating to toxic substances, if encountered during construction, could be material to the Company.

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

WE HAVE PREVIOUSLY EXPERIENCED SIGNIFICANT DIFFICULTIES WITH OUR LIQUIDITY AND MUST REFINANCE OUR OUTSTANDING INDEBTEDNESS WITH SILVER POINT BY NO LATER THAN APRIL 13, 2013

The consolidated financial statements have been prepared on a going concern basis, which assumes a continuing of our operations and the realization of assets and settlement of obligations in the normal course of business.  As of March 31, 2012, the Company has a total stockholders’ deficiency of $11.6 million and a working capital deficit of $14.7 million.  For the year ended March 31, 2012, the Company had net income of $7.5 million.  The consolidated financial statements do not include any adjustments that might result if we were forced to liquidate or discontinue operations.

As discussed further below in Item 6 under “Liquidity and Capital Resources,” the stated maturity date of our $45.0 million Term Note under our Credit Agreements with Silver Point is April 13, 2013.  If we are unable to refinance, restructure or extend our obligation to repay the principal amount by the maturity date, such failure would constitute a default under the Credit Agreement with Silver Point and our other loan facilities, which would permit Silver Point and our other lenders to seize our assets and those of our variable interest entity, Pacific Coast Holdings Investment, LLC (“PCHI”).  Any actions by Silver Point or our other lenders to enforce their rights by seizing our assets could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock.

WE HAVE INCURRED SIGNIFICANT LOSSES IN OPERATIONS TO DATE.  IF OUR SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE FURTHER.  WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE OBLIGATIONS.

As of March 31, 2012, we had an accumulated deficit of $71.8 million.  We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, lowering the costs of borrowings through refinancing our debt, and new issues of equity.  However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future.  If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further.

As of March 31, 2012, the debt service requirements on our $59.0 million debt are approximately $750,000 per month.  Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following:  (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited.  Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

THE IMPACT OF PPACA ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS AND OPERATIONS IS UNCERTAIN

The extent to which PPACA will remain in effect will have a major impact upon the manner in which health care services are covered, delivered and reimbursed in the United States. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage.  However, PPACA also provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as a result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by PPACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

We are unable to predict with certainty the full impact of PPACA on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of PPACA that expand insurance coverage will not become effective until 2014 or later. In addition, PPACA will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities.  Due to the uncertainty of the outcome of cases challenging PPACA before the U.S. Supreme Court, we are unable to predict the timing and impact of such changes at this time.  For a further discussion of PPACA, see “ITEM 1. BUSINESS – HEALTH CARE REGULATION AND LICENSING.”

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

FURTHER CHANGES IN THE MEDICARE AND MEDICAID PROGRAMS OR OTHER GOVERNMENT HEALTH CARE PROGRAMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

On August 2, 2011, the federal Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law.  The law mandates more than $900 billion in discretionary spending reductions over 10 years, and also provides for new spending initiatives aimed at reducing fraud and abuse in the Medicare program.  The Budget Control Act also establishes the Joint Select Committee on Deficit Reduction (the “Joint Committee”), a bipartisan Congressional committee required to make recommendations regarding decreasing future federal budget deficits.  Due to the Joint Committee’s failure to meet the November 2011 recommendation deadline for recommendations, the Budget Control Act requires automatic Medicare payment reductions, beginning in 2013.

Further, due to a nearly $16 billion state budget deficit, Governor Brown has recently proposed an additional $8.3 billion in cuts, which include reductions to state health care reimbursement.  On May 13, 2012, the Governor released an updated budget proposal which calls for reducing supplemental reimbursements to private hospitals by approximately $150 million in 2012 through 2013.

California’s continuing fiscal crisis has resulted in a reduction in Medi-Cal payments to providers, including hospitals.  State lawmakers recently approved a final budget proposal that reduces Medi-Cal program funding by $1.6 billion.  The reduction includes a 10 percent reduction in some provider payments.   It also increases Medi-Cal beneficiaries’ share of cost for service payment, decreases annual dollar caps on services, and reduces funding for Adult Day Health Care.  These reductions are only partially offset by federal stimulus spending, which is scheduled to expire.

If the rates paid by governmental payers are further reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our Hospitals, are excluded from participation in the Medicare or Medi-Cal program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

OUR BUSINESS CONTINUES TO BE ADVERSELY AFFECTED BY A HIGH VOLUME OF UNINSURED AND UNDERINSURED PATIENTS

The primary collection risks associated with our accounts receivable relate to uninsured patient accounts and those patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, if more individuals enroll in high deductible and co-payment insurance plans or forego health insurance coverage entirely. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise. If unemployment rates increase, our business strategies to generate organic growth and to improve admissions and adjusted admissions at our hospitals may become more difficult to accomplish.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured or under-insured accounts could adversely affect our collections of accounts receivable, results of operations and cash flows.

PPACA seeks to decrease the number of uninsured individuals through employer mandates and individual requirements, which may have a positive effect on our accounts receivable. However, due to the lack of implementing regulations, delayed implementation timelines, and pending Supreme Court action seeking to invalidate several key provisions of the law, it is difficult to predict the full impact PPACA will have on our results of operations.

COST CONTAINMENT, PAY FOR PERFORMANCE, AND OTHER PROGRAMS IMPOSED BY THIRD-PARTY PAYERS, INCLUDING GOVERNMENT HEALTH CARE PROGRAMS, MAY DECREASE THE COMPANY’S REVENUE

The health care industry is currently undergoing significant changes and is regularly subject to regulatory and political intervention.  We expect to derive a considerable portion of the Company’s revenue through our Hospitals from government-sponsored health care programs and third-party payers (such as employers, private insurers, HMOs or preferred provider organizations).   It is possible that reimbursement from government and private third-party payers for hospital services may be reduced in the future due to a deterioration in general economic conditions and fiscal pressures placed upon federal and state governments.  Further reductions in payments or other changes in reimbursement for health care services could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Also, rates paid by private third-party payers are generally higher than Medicare, Medicaid and HMO payment rates.  Any decrease in the relative number of patients covered by private insurance would have a material adverse effect on the Company’s revenues and operations.

WE ARE REQUIRED TO TREAT PATIENTS WITH EMERGENCY MEDICAL CONDITIONS REGARDLESS OF THE PATIENT’S ABILITY TO PAY

In accordance with EMTALA, we are required to provide medical treatment to stabilize any patient who arrives at our Hospitals with an emergency medical condition, regardless of the patient’s ability to pay.  Accordingly, our results of operations may be negatively impacted by an increase in the number of indigent or charity care patients with emergency medical conditions treated at our Hospitals.

CONTINUING TO PROVIDE QUALITY MEDICAL SERVICES FROM TALENTED PHYSICIANS IS CRITICAL TO OUR BUSINESS

Generally, physicians are responsible for making patient admission decisions at our hospitals.  Physicians are not employees and may terminate their affiliation with our Hospitals at any time.  Our business depends, in large part, upon the number, quality, and success of the physicians who perform services at our Hospitals, as well as the strength of our relationships with these physicians.  Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at the Hospitals, or any damage to the reputation of a key physician or group of physicians, could damage the Company’s and the Hospitals’ reputations in the medical marketplace and may subject us to liability and significantly reduce our revenue and increase our costs.

Also, like many hospitals, we face a growing shortage of primary care and specialty physicians.  Should this shortage continue or worsen, the utilization of our hospitals may be adversely impacted.  This could have a negative impact on our revenues and profitability.

WE MAY BE INVOLVED IN LITIGATION WITH OUR MEDICAL STAFF

The primary relationship between a hospital and the physicians who practice in it is through the hospital's organized medical staff. Medical staff bylaws, rules and policies establish the criteria and procedures at acute care hospitals by which a physician may have his or her privileges or membership curtailed, denied or revoked. Physicians who are denied medical staff membership or certain clinical privileges, or who have such membership or privileges curtailed, denied or revoked may file legal actions against hospitals. Such actions may include a wide variety of claims, some of which could result in substantial uninsured damages to a hospital. In addition, unanticipated failure of the governing body to adequately oversee the conduct of its medical staff may result in hospital liability to third parties.

WE FACE COMPETITION IN STAFFING QUALIFIED NURSES AND MEDICAL SUPPORT STAFF FOR OUR HOSPITALS, WHICH COULD INCREASE OUR LABOR COSTS

Health care providers depend on qualified nurses, as well as other medical support staff, to provide quality health care services to patients. We must compete with other health care providers in attracting and retaining qualified nurses and medical support personnel, which may cause our labor expenses to rise. In addition, California has adopted legislation and regulations mandating a series of specific minimum patient-to-nurse ratios in all acute care hospital nursing units. Any failure to comply with nurse staff ratios could result in action by licensure authorities and/or subject the Hospitals to liability which could have a material adverse effect on the Company’s results of operations.

UNION CONTRACTS HAVE EXPIRED AND THERE CAN BE NO ASSURANCE THAT THE CONTRACTS WILL BE RENEWED

Approximately 43% of the Company’s employees are represented by labor unions as of March 31, 2012.  The CNA Agreement expired on February 28, 2011 and the SEIU Agreement expired on August 31, 2011. Both agreements are currently in negotiations.  The agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

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

The Company and our Hospitals are subject to many laws and regulations at the federal, state and local levels.  These laws and regulations require our Hospitals to meet various licensing, certification and other requirements, including those relating to:

●	billing and coding for services and properly handling overpayments
●	licensure and certification issues
●	physician ownership
●	payments to specialty hospitals, should any of the Hospitals be determined to be a specialty hospital
●	prohibited inducements for patient referrals and restrictions on payments for marketing
●	the adequacy of medical care, equipment, personnel, operating policies and procedures
●	confidentiality, maintenance, data breach, identify theft and security issues associate with health-related and personal information and medical records
●	activities regarding competitors
●	reimbursement audits
●	environmental protection

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

The Company and our Hospitals have entered into a variety of relationships with physicians.  In an increasingly complex legal and regulatory environment, these relationships may pose a variety of legal or business risks.  The Company conducts reviews of its compliance with the federal Anti-kickback Statute, Stark Law and other applicable laws as they relate to the Company’s relationships with potential referral sources.

One of the Company’s largest shareholders, OC-PIN, is owned and controlled by physicians who also refer to and practice at our Hospitals.   The Hospitals have various contractual relationships with OC-PIN physicians as well as physicians who are not owners of the Company.

The Company entered into a sale leaseback transaction for substantially all of the real estate with Pacific Coast Holdings Investment, LLC (“PCHI”) whereby the Company leases substantially all of the real property of our Hospitals from PCHI.  PCHI is owned by Ganesha Realty, LLC, which is managed by Dr. Kali P. Chaudhuri and various physician investors.

The Company has a review process in place to ensure that its agreements with potential referral sources are in writing and comply with applicable laws.  Additionally, the Company has reviewed the terms of the purchase of ownership interests in the Company by OC-PIN, as well as the real estate sale-leaseback agreement with PCHI, and has determined that these transactions should be determined to be permissible under applicable law. However, if the Company or any of our Hospitals are not in compliance with federal and state fraud and abuse laws and physician self-referral laws, the Company could be subject to repayment obligations, fines, penalties, exclusion from participation in federal health care programs, and other sanctions which would have a material adverse effect on the Company’s profitability.

WE FACE INTENSE COMPETITION IN OUR BUSINESS

The health care industry is highly competitive.  We compete with a variety of other organizations in providing medical services, which may have greater financial resources available to them. Some of the hospitals that compete with our hospitals are owned by government agencies or are not-for-profit organizations.  Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes.  In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are generally prohibited from doing so.  We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high-margin services and for quality physicians and personnel.  If competing health care providers are better able to attract more patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in patient volume levels.

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

Further, many individuals receive health insurance coverage through their employers.  If unemployment levels continue to increase, the number of individuals with health insurance may decrease.  As a result, our Hospitals may in turn experience a decrease in patient volumes or an increase in services provided to uninsured patients.  These factors, although uncertain, could have a negative impact on our results of operations.

WE MUST EFFECTIVELY AND TIMELY IMPLEMENT ELECTRONIC HEALTH RECORD SYSTEMS IN ORDER TO AVOID MEDICARE PAYMENT REDUCTIONS

The Health Information Technology for Economic and Clinical Health Act (“HITECH”) was introduced as part of the American Recovery and Reinvestment Act of 2009.  The legislation was created to both stimulate the adoption of electronic health records in the United States and to require enhanced privacy safeguards for protected health information.  The HITECH Act provides for incentives to those providers who have adopted EHR systems and meet Medicare’s requirements for meaningful use thereof.  Further, beginning in 2015, providers who fail to demonstrate meaningful use will receive negative adjustments in Medicare reimbursement. Failure to demonstrate meaningful use of an electronic health record system by the 2015 deadline could have an adverse effect on our results of operations.

WE MAY BE SUBJECT TO GOVERNMENTAL INVESTIGATIONS AND WHISTLEBLOWER ACTIONS

The federal False Claims Act imposes penalties on anyone who knowingly submits or causes the submission of a fraudulent reimbursement claim to the government.  The law further allows a private party to initiate a False Claims Act suit on behalf of the government, known as a qui tam action. In past years, settlements and judgments related to False Claims Act violations have totaled in the billions of dollars.  While we believe that our company operates in compliance with applicable laws and regulations, being named as a defendant in a False Claims Act lawsuit could have a material adverse effect on our results of operations.

WE MAY BE LIABLE FOR LOSSES NOT COVERED BY OR IN EXCESS OF OUR INSURANCE

We are subject to medical malpractice suits and other legal actions in the ordinary course of business.  These actions may involve significant defense costs and large monetary claims.  We cannot predict the frequency or the effect these lawsuits will have on our results of operations.  While we believe that we have retained adequate insurance coverage to protect our operations, all general liability insurance we purchase is subject to policy limitations.  If any insurance policy limitations are reached, we may be subject to payments not covered by insurance and which may have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March 2005, the Company completed the acquisition of the Hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to PCHI, a company owned indirectly by two of the Company's largest shareholders. As further discussed in the consolidated financial statements, the Company consolidates PCHI. The Company entered into a Triple Net Lease dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2012, the Company's principal facilities are listed in the following table:

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

1.
Effective April 13, 2010, the Company entered into an amended and restated lease with PCHI. The amended lease terminates on the 25-year anniversary of the original lease (March 7, 2005), grants the Company the right to renew for one additional 25-year period, and requires combined annual base rental payments of $8.3 million for all four properties. However, until PCHI refinances the related real estate loan, the annual base rental payments are reduced to $7.3 million. In addition, the Company may offset, against its rental payments owed to PCHI, interest payments that it makes on the related real estate loan. Lease payments to PCHI are eliminated in consolidation.

2.	Leased from an unrelated party. Monthly lease payments are $133,860.

The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.  The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2012.

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

Approximately 43% of the Company's employees are represented by labor unions as of March 31, 2012. The CNA Agreement expired on February 28, 2011 and the SEIU Agreement expired on August 31, 2011. Both agreements are currently in negotiations.  The agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

OTHER LEGAL PROCEEDINGS

On January 6, 2012, the Regents of the University of California (UC), acting on behalf of UC Irvine Healthcare, filed suit in Orange County Superior Court against Western Medical Center-Anaheim (WMC-A) for breach of contract based upon an allegation that WMC-A guaranteed payment for health care services provided to a patient WMC-A transferred to UC Irvine Medical Center because the patient needed a higher level of care than WMC-A could provide.  The Company filed an answer to the complaint and UC demurred to the Company’s answer.  The Company then filed an amended answer to UC’s complaint and UC demurred to the Company’s amended answer.  UC’s demurrer is currently set for hearing in June 2012.  At March 31, 2012, the Company had accrued $1.8 million for this guarantee.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The following table sets forth the quarterly high and low bid price for the Company's common stock for each quarter for the period from April 1, 2010 through March 31, 2012, as quoted on the Over-the-Counter Bulletin Board. Such Over-the-Counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW
Apr 2010 - Jun 2010	$0.07	$0.05
Jul 2010 - Sep 2010	$0.07	$0.03
Oct 2010 - Dec 2010	$0.06	$0.02
Jan 2011 - Mar 2011	$0.05	$0.02
Apr 2011 - Jun 2011	$0.22	$0.01
Jul 2011 - Sep 2011	$0.09	$0.05
Oct 2011 - Dec 2011	$0.06	$0.03
Jan 2012 - Mar 2012	$0.08	$0.02

As of the date of this report, there were approximately 131 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business.

The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,235,000	$ 0.18	15,290,489
Equity compensation plans not approved by security holders	405,000,000	$ 0.07	-

Total	413,235,000	$ 0.07	15,290,489

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

OVERVIEW

On March 8, 2005, we completed our acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation. The Hospitals were assigned to four of our wholly owned subsidiaries formed for the purpose of completing the Acquisition. We also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, we transferred all of the fee interests in the acquired real estate (the "Hospital Properties") to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned 51% by various physician investors and 49% by our largest shareholder.

SIGNIFICANT CHALLENGES

COMPANY – Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued equity securities to existing shareholders and a new lender. (see "WARRANTS”).

INDUSTRY – Our Hospitals receive a substantial portion of their revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $11.6 million and a working capital deficit of $14.7 million at March 31, 2012.  For the year ended March 31, 2012, we had net income of $7.5 million.  As discussed below, the stated maturity date of our $45.0 million Term Note under our Credit Agreements with Silver Point is April 13, 2013.  If we are unable to refinance, restructure or extend our obligation to repay the principal amount by the maturity date, such failure would constitute a default under the Credit Agreement with Silver Point and our other loan facilities, which would permit Silver Point and our other lenders to seize our assets and those of our variable interest entity, PCHI.  Any actions by Silver Point or our other lenders to enforce their rights by seizing our assets could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock.

Key items for the year ended March 31, 2012 included:

1.
Net service patient revenues (patient service revenues, net of contractual allowances and discounts, less provision for doubtful accounts) for the years ended March 31, 2012 and 2011 were $365.3 million and $423.1 million, respectively, representing a decrease of 13.7%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $58.5 million for the year ended March 31, 2012 compared to the year ended March 31, 2011.  The primary reason for the significant decrease in governmental net revenues related to the Hospital Quality Assurance Fee program (“QAF”) payments received from the State of California. During the year ended March 31, 2012, we received $31.9 million in QAF payments compared to $87.2 million during the year ended March 31, 2011 (see “HOSPITAL QUALITY ASSURANCE FEES”).

Inpatient admissions decreased by 7.8% to 21.3 for the year ended March 31, 2012 compared to 23.1 for the year ended March 31, 2011. The decline in admissions is primarily related to reductions in managed care, shifts from inpatient to outpatient observation, and obstetrics admissions.

Uninsured patients, as a percentage of gross charges (retail charges), were 5.3% for the year ended March 31, 2012 compared to 5.4% for the year ended March 31, 2011.

2.
Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the year ended March 31, 2012 were $352.6 million, or 6.8%, lower than during the year ended March 31, 2011.  The most significant factor of this decrease related to QAF fees paid totaling $15.9 million and $47.8 million during the years ended March 31, 2012 and 2011, respectively.  Without including the QAF fees in fiscal years 2012 and 2011, operating expenses before interest for the year ended March 31, 2012 increased by $6.1 million over the same period in fiscal 2011.  The primary reason for this increase related to an increase in salaries and benefits of $7.2 million, of which $4.7 million related to increased costs of health insurance for our employees.

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

●
The $80.0 million Credit Agreement was amended so that the $45.0 million term note (the “$45.0 million Loan”) and $35.0 million non-revolving line of credit note (the “$35.0 million Loan”) will each bear a fixed interest rate of 14.5% per year.  These loans previously bore interest rates of 10.25% and 9.25%, respectively.  In addition, we agreed to make certain mandatory prepayments of the $35.0 million Loan when we received proceeds from certain new financing of our accounts receivable or provider fee funds from Medi-Cal under the Hospital Quality Assurance Fee program (see “HOSPITAL QUALITY ASSURANCE FEES PROGRAM”).  The $35.0 million non-revolving line of credit was refinanced on August 30, 2010 (see below).

●
The $50.0 million Revolving Credit Agreement was amended so that Silver Point would, subject to the terms and conditions contained therein, make up to $10.0 million in new revolving funds available to us for working capital and general corporate purposes.  Each advance under the $50.0 million Revolving Credit Agreement would bear interest at an annual rate of Adjusted LIBOR (calculated as LIBOR subject to certain adjustments, with a floor of 2% and a cap of 5%) plus 12.5%, compared to an interest rate of 24.0% that was previously in effect under the $50.0 million revolving credit agreement.  In addition, we agreed to make mandatory prepayments of the $50.0 million Revolving Credit Agreement under the conditions described above with respect to the $80.0 million Credit Agreement.  The financial covenants under the $50.0 million Revolving Credit Agreement were also amended to increase the required levels of minimum EBITDA (as defined in the Omnibus Amendment) from the levels previously in effect under the $50.0 million Revolving Credit Agreement. This $50.0 million revolving line of credit was refinanced on August 30, 2010 (see below).

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

●
We agreed to the provisions of an Intercreditor Agreement executed on August 30, 2010 by and between the AR Lender and the Term Lender with respect to shared collateral of ours that is being pledged under both the New Credit Agreement and the Original Credit Agreement.  Under the Intercreditor Agreement, among other things the Term Lender consented to the AR Lender having a first priority lien on substantially all of the operating company’s assets while the Term Lender retained a second lien on such assets, in addition to the Term Lender’s first priority lien on our leased properties owned by PCHI.

On October 29, 2010, we entered into Amendment No. 1 to the New Credit Agreement, dated as of August 30, 2010, by and among us and the AR Lender.  Under Amendment No. 1, the AR Lender committed to increase the total revolving loan commitment amount under the New Credit Agreement from $40.0 million to $45.0 million, and we agreed to pay to the AR Lender a non-refundable origination fee of 1.0% of the AR Lender’s increased commitment under the amendment, or $50.

Also under Amendment No. 1, the AR Lender agreed to allow the inclusion in Eligible Accounts that are used to determine our Borrowing Base of up to $33.6 million in aggregate federal or state matching payments to us related to the Hospital Quality Assurance Fee program (see “HOSPITAL QUALITY ASSURANCE FEES PROGRAM”) which amount was increased from $11.8 million for the first matching payment.

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

Lastly, under Amendment No. 1, in the event we permanently reduce our Revolving Loan Commitment Amount to $20.0 million (and assuming there is no Event of Default at the time), we would be permitted to transfer funds that are swept into the Lender’s account from our lockbox accounts to a different bank account designated by us. Effective March 1, 2011, we reduced our Revolving Loan Commitment Amount to $20.0 million.  Beginning in April 2011, the funds that were previously swept into the Lender’s account were swept directly to our main account.

During the year ended March 31, 2012, we paid down the balance of the $20.0 million revolving line of credit to $14.0 million.  On June 8, 2012, we entered into Amendment No. 2 to the New Credit Agreement with the AR Lender.  Under Amendment No. 2, the minimum Revolving Loan Commitment Amount under the New Credit Agreement was permanently reduced from $20.0 million to $14.0 million, and the AR Lender agreed that no Prepayment Fee will be payable in connection with such reduction.

As of March 31, 2012, we had the following Credit Agreements:

●
A $45.0 million Term Note issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at March 31, 2012). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.  As of March 31, 2012, we were in compliance with all financial covenants.  The stated maturity date for this Credit Agreement is April 13, 2013.

●
A $20.0 million Revolving Credit Agreement, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at March 31, 2012) and an unused commitment fee of 0.625% per year ($14.0 million outstanding balance at March 31, 2012).  For purposes of calculating interest, all payments we make on the New Credit Facility are subject to a six business day clearance period.  As of March 31, 2012, we were in compliance with all financial covenants.  The stated maturity date for this New Credit Facility is August 30, 2013.

WARRANTS – On April 13, 2010 we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of March 31, 2012, the fair value of the Omnibus Warrants was $952.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the release (see “DEBT”) enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits to us.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. During the year ended March 31, 2010, we recorded the fair value of $2.1 million as an offsetting cost of the recovery.  As of March 31, 2012, the fair value of the Release Warrant was $689.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) related to the April Warrants for the year ended March 31, 2012 and 2011 was $(1.5) million and $1.9 million, respectively.

HOSPITAL QUALITY ASSURANCE FEES PROGRAM – In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.

The hospital quality assurance fee program (“QAF”) created by this legislation initially provided payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010 (“2010 QAF”).  In February 2011, CMS gave final approval for the 2010 QAF.  In December 2011, CMS gave final approval for the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).

During the year ended March 31, 2012, we recognized $31.9 million in revenue from the state for the 2011 QAF ($18.4 million from the fee-for-service portion and $13.5 million from the supplemental managed care portion).  During the year ended March 31, 2012, we recorded expenses of $15.1 million for the 2011 QAF fees paid to the state and $0.8 million in other expenses relating to the 2011 QAF.

During the year ended March 31, 2011, we recognized $87.2 million in revenue from the state for the 2010 QAF ($44.4 million from the fee-for-service portion and $42.8 million from the supplemental managed care portion).  During the year ended March 31, 2011, we recorded expenses of $44.7 million for the 2010 QAF fees paid to the state and $3.1 million in other expenses relating to the 2010 QAF.

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

We adopted certified EHR technology and we recognized income of $6.8 million relative to the first year under the Medicaid EHR incentive program during the year ended March 31, 2012.

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

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2012.

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

CASH FLOW – Net cash provided by operating activities for the years ended March 31, 2012 and 2011 was $4.5 million and $32.5 million, respectively. Net income, adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from non-controlling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”), totaled $14.2 million and $23.1 million for the years ended March 31, 2012 and 2011, respectively. We used $9.1 million and provided $9.8 million in working capital for the years ended March 31, 2012 and 2011, respectively. Net cash provided in payment of accounts payable, accrued compensation and benefits and other current liabilities was $4.3 million and $0.1 million for the years ended March 31, 2012 and 2011, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $1.1 million and $0.6 million for the years ended March 31, 2012 and 2011, respectively.

Net cash used in investing activities during the years ended March 31, 2012 and 2011 was $5.5 million and $1.7 million, respectively. In the years ended March 31, 2012 and 2011, we invested $5.5 million and $1.7 million in cash, respectively, in new property and equipment.

Net cash used in financing activities for the years ended March 31, 2012 and 2011 was $7.8 million and $20.4 million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the years ended March 31, 2012 and 2011, our consolidated statements of operations expressed as a percentage of net patient services revenues.
	Year ended March 31,
	2012		2011

Net patient service revenues	100.0%		100.0%

Operating expenses:
Salaries and benefits	59.9%		50.0%
Supplies	15.1%		12.5%
Other operating expenses	20.4%		26.0%
Depreciation and amortization	1.1%		1.0%
	96.5%		89.5%

Operating income	3.5%		10.5%

Other income (expense):
Income from electronic health records incentive program	1.9%		0.0%
Interest expense, net	(2.8%	)	(2.9%	)
Gain (loss) on warrants	(0.4%	)	0.5%
	(1.3%	)	(2.4%	)

Income before income tax provision (benefit)	2.2%		8.1%
Income tax provision (benefit)	(0.0%	)	3.3%
Net income	2.2%		4.8%
Net income attributable to noncontrolling interests	(0.1%	)	(0.1%	)
Net income attributable to Integrated Healthcare Holdings, Inc.	2.1%		4.7%

FISCAL YEAR ENDED MARCH 31, 2012 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2011

NET PATIENT SERVICE REVENUES – Net patient service revenues for the year ended March 31, 2012 decreased 13.7% compared to fiscal year 2011, from $423.1 million to $365.3 million. Net patient service revenues for the year ended March 31, 2012 included QAF payments received from the State of California totaling $31.9 million and a lump sum distressed hospital fund payment of $50.  Net patient service revenues for the year ended March 31, 2011 included QAF payments received from the State of California totaling $87.2 million and a lump sum distressed hospital fund payment of $450. If the QAF payments and one-time lump sum payments noted above are excluded, net patient service revenues for fiscal year 2012 were $2.1 million, or 0.6%, lower than fiscal year 2011 primarily due to a decline in admissions.  The provision for doubtful accounts for the year ended March 31, 2012 was $40.4 million compared to $34.8 million for the year ended March 31, 2011, representing a 16.1% increase.  The primary reason for the increase in the provision for doubtful accounts was related to the write off of receivables of $4.0 million due to the termination of Section 1011 of the Medicare Modernization Act of 2003 program which provided federal funding of emergency health services for “eligible aliens.”

Admissions for the year ended March 31, 2012 decreased 8.0% compared to fiscal year 2011. The decline in admissions is the combined result of lower obstetrical deliveries, psychiatric admissions, and managed care contracts that have reached term and are pending renegotiation. Net patient service revenues per admission declined 6.2% during the year ended March 31, 2012 primarily due to the decrease in QAF payments received from the state.

Essentially all patient service revenues come from external customers. The largest payers are the Medicare and Medicaid (including Medicare and Medicaid managed care plans) programs accounting for 59.4% and 65.5% of the patient service revenues for the years ended March 31, 2012 and 2011, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.3% from 5.4% for the year ended March 31, 2012 compared to the year ended March 31, 2011.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues decreased $58.5 million for the year ended March 31, 2012 compared to the year ended March 31, 2011.  The primary reason for the significant decrease in governmental net revenues was related to a $55.3 million decrease in QAF payments received ($31.9 million) during the year ended March 31, 2012 compared to the QAF payments received ($87.2 million) during the year ended March 31, 2011.

OPERATING EXPENSES - Operating expenses for the year ended March 31, 2012 decreased to $352.6 million from $378.4 million, a decrease of $25.8 million, or 6.8%, compared to fiscal year 2011. The primary reason for decrease in operating expenses was related to a $31.9 million decrease in QAF fees paid during the year ended March 31, 2012 ($15.9 million) compared to the QAF fees paid during the year ended March 31, 2011 ($47.8 million). Operating expenses expressed as a percentage of net patient services revenues for the years ended March 31, 2012 and 2011 were 96.5% and 89.5%, respectively. On a per admission basis, operating expenses increased 1.3%.

Salaries and benefits increased $7.2 million (3.4%) for the year ended March 31, 2012 compared to fiscal year 2011. The increase is primarily due to an increase in health insurance ($4.7 million).

Other operating expenses during the year ended March 31, 2012 decreased to $74.5 million from $109.8 million, a decrease of $35.3 million, or 32.1%, compared to fiscal 2011, primarily due to the decrease in QAF fees paid, as described above.

OPERATING INCOME – The operating income for the years ended March 31, 2012 and 2011 was $12.7 million and $44.7 million, respectively.  Of the $32.0 million decrease in operating income, $23.4 million related to the decrease in net QAF payments received.

OTHER INCOME (EXPENSE) – We adopted certified EHR technology and recognized other income of $6.8 million under the Medicaid EHR incentive program during the year ended March 31, 2012.

Interest expense for the year ended March 31, 2012 was $10.2 million compared to $12.0 million for the same period in fiscal year 2011. The decrease primarily related to the paydown of our revolving line of credit (see “DEBT”).

On April 13, 2010, we issued warrants which had a fair value at the date of issuance of $5.0 million.  Of the fair value on April 13, 2010, $2.1 million was related to the warrants issued to Dr. Chaudhuri and were a component of the recovery of overswept funds by our previous lender that was recorded during fiscal year 2010.  The remaining $2.9 million was recorded as warrant expense during the year ended March 31, 2011.   As of March 31, 2012, the fair value of the warrants aggregated $1.64 million compared to $167 as of March 31, 2011.  Accordingly, a gain (loss) relating to the change in fair value of the April Warrants of $(1.5) million and $1.9 million was recorded during the years ended March 31, 2012 and 2011, respectively. See “WARRANTS.”

NET INCOME – Net income for the years ended March 31, 2012 and 2011 was $7.5 million and $20.2 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

PATIENT SERVICE REVENUES – Patient service revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less contractual allowances and discounts, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Since Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement receivables of $190 and $456 as of March 31, 2012 and 2011, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $14.3 million and $21.4 million during the years ended March 31, 2012 and 2011, respectively. The related revenue recorded for the years ended March 31, 2012 and 2011, was $15.4 million and $20.6 million, respectively. As of March 31, 2012 and 2011, estimated DSH receivables were $5.0 million and $3.9 million, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the years ended March 31, 2012 and 2011 were approximately $7.0 million and $8.7 million, respectively.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2012 and 2011 based on historical collections experience.

We previously received payments for “eligible alien” care under Section 1011 of the Medicare Modernization Act of 2003. During the year ended March 31, 2012, the federal funds available under Section 1011 were exhausted by the state and, as a result, we wrote-off $1.3 million in related receivables, net of previously accrued discount allowances. As of March 31, 2012 and 2011, we established a receivable in the amount of $0 and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

We are not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in our consolidated financial statements.

PROVISION FOR DOUBTFUL ACCOUNTS – We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

Effective  March 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified in accordance with the provisions of ASU 2011-07.

INCOME TAXES – Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. We assess the realization of deferred tax assets to determine whether an income tax valuation allowance is required. We have recorded a 100% valuation allowance on its deferred tax assets.

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

INSURANCE – We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2012 and 2011, we had accrued $11.5 million and $11.3 million, respectively, which is comprised of $4.5 million and $6.6 million, respectively, in incurred and reported claims, along with $7.0 million and $4.7 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $3.0 million and $2.7 million are included in other prepaid expenses and current assets as of March 31, 2012 and 2011, respectively.

We have also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. We have a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2012 and 2011, we had accrued $673 and $836, respectively, comprised of $338 and $434, respectively, in incurred and reported claims, along with $335 and $402, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintain an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at March 31, 2012 and 2011 were based upon projections. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our consolidated financial statements. As of March 31, 2012 and 2011, we had accrued $2.2 million and $1.8 million, respectively, in estimated IBNR.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employer’s liability).

NEW ACCOUNTING STANDARDS

In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity. The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis (the Company has applied the accounting change for insurance recoveries on a retrospective basis). The Company adopted the modified accounting standards during the yeard ended March 31, 2012, which did not have a material impact on the consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2012 we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as a part of this report beginning on page F-1:

PAGE	DESCRIPTION
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2012 and 2011
F-3	Consolidated Statements of Operations for the years ended March 31, 2012 and 2011
F-4	Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2012 and 2011
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011
F-6	Notes to Consolidated Financial Statements
F-25	Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2012 and 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Integrated Healthcare Holdings, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

The Company assessed its internal control system as of March 31, 2012 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of March 31, 2012, its system of internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. This evaluation was based on the framework in Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation by management as of March 31, 2012 concluded that the Company's disclosure controls and procedures are effective as of such date to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains certain information concerning our directors and executive officers as of March 31, 2012:

NAME	AGE	POSITION WITH COMPANY	DATE BECAME DIRECTOR
Maurice J. DeWald	72	Chairman of the Board	August 1, 2005
Hon. C. Robert Jameson	72	Director	July 11, 2007
Ajay G. Meka, M.D.	61	Director	September 28, 2006
Michael Metzler	65	Director	September 5, 2007
J. Fernando Niebla	72	Director	August 1, 2005
William E. Thomas	63	Director	September 5, 2007
Kenneth K. Westbrook	61	Director, Chief Executive Officer & President	December 2, 2008
Steven R. Blake	59	Chief Financial Officer & Executive Vice President, Finance
Daniel J. Brothman	57	Chief Operating Officer & Executive Vice President, Operations

MAURICE J. DEWALD has served as a member of the Board of Directors of the Company since August 1, 2005 and has served as Chairman of the Board of Directors since October 7, 2008. Mr. DeWald is chairman of the Audit Committee and sits on the Compensation Committee, Finance Committee, and Special Committee. As a senior finance executive, Mr. DeWald brings to our Board extensive qualifications and experience in management, finance, and public accounting, as well as his experience in the healthcare industry.  Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962-1991, Mr. DeWald was with KPMG LLP, one of the world's largest international accounting and tax consulting firms, where he served at various times as director and as the Managing Partner of the Chicago, Orange County and Los Angeles Offices. Mr. DeWald is the non-executive Chairman of Targeted Medical Pharma, Inc. and a director of Healthcare Trust of America, Inc. and Emmaus Life Sciences, Inc.  Mr. DeWald is a former director of Tenet Healthcare Corporation ("Tenet") and Quality Systems, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. from the University of Notre Dame in 1962. He is also a Certified Public Accountant (inactive) and a member of the American Institute of CPAs, the California Society of CPAs, and the National Association of Corporate Directors.

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

J. FERNANDO NIEBLA has served as a member of the Board of Directors of the Company since August 1, 2005. Mr. Niebla is the Chairman of the Compensation Committee and sits on the Audit Committee, Finance Committee, and Special Committee. Mr. Niebla brings to our Board extensive experience in executive leadership and board membership experience with large publicly traded companies.  He has served as Managing Partner of International Technology Partners, LLC, an information technology and business consulting services company based on Orange County, California since August 1998. He is also a founder of Infotec Development Inc. and Infotec Commercial Systems, two national information technology firms. He currently serves on the Boards of Directors of Union Bank of California, Pacific Life Corp., Life Modeler, Inc., and Granite Construction Corp., the Board of Trustees of the Orange County Health Foundation, and is the Chairman of the California Advisory Committee to Nacional Financiera, a Mexican Government agency similar to the U.S. Government Small Business Administration office. Mr. Niebla holds a B.S. degree in Electrical Engineering from the University of Arizona and an M.S. QBA from the University of Southern California.

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

STEVEN R. BLAKE – FHFMA, CPA has served as Chief Financial Officer of the Company since July 1, 2005 and Executive Vice President, Finance since March 21, 2008. He is a California licensed Certified Public Accountant. Mr. Blake came to the Company with over 20 years of experience in multi-hospital financial management. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet, a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake is a past President for the Southern California Chapter of the Healthcare Financial Management Association; is a member of the Audit Committee for the Hospital Association of Southern California and a former Trustee for the California Hospital Association.

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

Our Board of Directors held six meetings during fiscal 2012. All of the directors attended or participated in 75% or more of the aggregate number of meetings of the Board and of meetings of the committees of the Board on which such director served.

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

Based solely upon the copies of Section 16(a) reports filed by such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2012, all such forms, if required to be filed, were filed in a timely fashion.

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

Audit Committee

The Audit Committee of the Board of Directors was formed in August 2005 and consists of three of our independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005, and Michael Metzler, who joined the Board of Directors in September 2007. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent registered public accounting firm. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. Of the five audit committee meetings held during the year ended March 31, 2012, Messrs. DeWald, Niebla, and Metzler attended all meetings. The Board of Directors has adopted and approved an Audit Committee Charter for the Audit Committee.  A current copy of this charter is posted on our website at http://www.ihhioc.com under the Investor Relations section.

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

In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee also discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 114, "Communication with Audit Committees," as modified or supplemented, including the auditor's judgment about the quality, as well as the acceptability, of our accounting principles as applied in the financial reporting.

Our independent registered public accounting firm also provided to the Audit Committee the written disclosures required by Rule 3520 of the Public Company Accounting Oversight Board (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent registered public accounting firm that firm's independence as well as internal quality control procedures.

Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2012 for filing with the SEC. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla.

Compensation Committee

The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Mr. J. Fernando Niebla, chair, and Mr. William E. Thomas. In our fiscal year ended March 31, 2012, the Compensation Committee held three meetings. The Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table. The Board of Directors has adopted and approved a Compensation Committee Charter for the Compensation Committee.

Nominations and Governance Committee

The Nominations and Governance Committee of the Board of Directors (the “Nominations Committee”) consists of three directors, Mr. Maurice DeWald, Mr. Michael Metzler, chair, and Judge Jameson.  In our fiscal year ended March 31, 2012, the Nominations Committee held three meetings. The general purpose and authority of the Nominations Committee  is (1) to select, or recommend for the Board of Directors’ selection, the individuals to stand for election as directors at the annual meeting of shareholders or, if applicable, a special meeting of shareholders, (2) to receive communications from shareholders directed to the Board of Directors, including shareholder proposals regarding director nominations to the Board of Directors, (3) to oversee the selection and composition of Committees of the Board of Directors and, as applicable, oversee management continuity planning processes, and (4) to oversee and maintain the corporate governance principles that apply to the Company, the Board of Directors and Committees of the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information regarding compensation to (i) our Chief Executive Officer; and (ii) our two other most highly compensated executive officers employed by us as of March 31, 2012 whose salary and bonus for the fiscal year ended March 31, 2012 was in excess of $100,000 for their services rendered in all capacities to us. The listed individuals are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)

Kenneth K. Westbrook	2012	575,532	-	-	20,509	596,041
Principal Executive Officer (2)	2011	556,742	204,500	-	26,953	788,195

Steven R. Blake	2012	444,550	-	-	16,706	461,256
Principal Financial Officer & Executive Vice President, Finance (3)	2011	423,404	185,722	-	22,267	631,393

Daniel J. Brothman	2012	444,550	-	-	16,108	460,658
Chief Operating Officer (4)	2011	423,404	181,875	-	21,497	626,776
_____________________
(1)	Salary amounts for 2012 include 27 pay periods compared to 26 pay periods in 2011.
(2)	All other compensation for 2012 and 2011 includes auto allowance of $18,000 and the balance is Company contribution to the 401(k) plan.
(3)	All other compensation for 2012 and 2011 consists of an auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.
(4)	All other compensation for 2012 and 2011 includes auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.

The following table sets forth summary information regarding stock options the Company has granted to the Named Executive Officers as of March 31, 2012 under the Company's 2006 Stock Incentive Plan.

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
___________________

(1)
1/3 of the shares vested on the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company beginning on March 31, 2009, all options were fully vested as of March 31, 2012.

(2)
1/3 of the shares vested on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary, all options were fully vested as of March 31, 2012.

(3)	Vesting retroactively commenced on March 8, 2005, all options were fully vested as of March 31, 2012.

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

POTENTIAL PAYMENTS UPON TERMINATION

Each of the Company's Named Executive Officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. As of April 1, 2012, unless otherwise noted, each Named Executive Officer would be entitled to up to 24 months’ salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on April 1, 2012. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the Named Executive Officers as of April 1, 2012, if they resigned for cause is as follows.

PAYMENTS DUE UPON TERMINATION

Name and principal position	Salary	Employee health insurance	Car allowance	Other benefits	Total

Kenneth K. Westbrook Chief Executive Officer (1)	$1,100,000	$11,279	$36,000	-	$1,147,279

Steven R. Blake Chief Financial Officer & Executive Vice President, Finance (1)	$844,000	$14,385	$24,000	-	$882,385

Daniel J. Brothman Senior Vice President, Operations (1)	$844,000	$11,565	$24,000	-	$879,565
_______________________
(1)	Represents payments for 24 months per employment agreement, as of April 1, 2012.

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2012.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock options ($)	Total ($)

Maurice J. DeWald	82,750	-	82,750
Hon. C. Robert Jameson	57,000	-	57,000
Ajay G. Meka, M.D.	127,125	-	127,125
Michael Metzler	75,000	-	75,000
J. Fernando Niebla	52,750	-	52,750
William E. Thomas	47,500	-	47,500

Our current compensation and reimbursement policy for Directors is as follows:

1.
Cash:  Each non-employee Director earns an annual fee of $30,000 and an attendance fee of $1,500 for each Board meeting attended, and a separate $1,000 fee for each committee meeting attended. The Chairman of the Board earns an additional annual retainer of $25,000.  Committee chairmen earn an additional annual retainer of $5,000 or $10,000. The above fees were received in cash by the named Directors during the year ended March 31, 2012.  For some directors, the fees listed may include fees which relate to service in a prior fiscal year but were paid in fiscal 2012.

2.	Stock: No options were granted to the Directors during the year ended March 31, 2012.
3.	Travel Reimbursement: All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other Company activities are reimbursed by the Company.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of June 18, 2012 by:

●	each stockholder known to us to own beneficially more than 5% of our Common Stock;
●	each of our directors and executive officers; and
●	all of our current directors and executive officers as a group.

Except as otherwise noted below, the address of each person or entity listed on the table is 1301 North Tustin Avenue, Santa Ana, California 92705.  The address of Dr. Kali P. Chaudhuri and KPC Resolution Company, LLC is 3321 Loma Linda Lane, Las Vegas, NV 89121.  The address of William E. Thomas is 3192 American Saddler Drive, Park City, UT 84060.  The address of Silver Point Capital, L.P. is Two Greenwich Plaza, 1st Floor, Greenwich, CT 06830.  The address of Orange County Physicians Investment Network, LLC and Dr. Anil V. Shah is 2621 S. Bristol Street, Santa Ana, CA 92704.

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
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants and convertible instruments that are exercisable or convertible within 60 days of June 18, 2012 are deemed outstanding for computing the percentage of the person holding such option, warrant or convertible instrument, but are not deemed outstanding for computing the percentage of any other person. Except as reflected in the footnotes or pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)
Percentages are based on 255,307,262 shares of Common Stock outstanding as of June 18, 2012, which does not include up to 23,525,489 shares of Common Stock which may be issued under the Company’s 2006 Stock Incentive Plan, and are otherwise calculated in accordance with Rule 13d-3 under the Exchange Act.

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

(9)	Consists of 73,798,430 issued and outstanding shares.

(10)
Includes 14,700,000 issued and outstanding shares. The amount does not include any shares held of record by OC-PIN.  Dr. Shah is a member of OC-PIN. The inclusion of 5,112,000 shares in Dr. Shah's holdings is based on information filed by Dr. Shah in a Schedule 13D/A filed on April 9, 2009.  The Company has no independent information verifying the acquisition of such shares by Dr. Shah.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CREDIT AGREEMENTS

On April 13, 2010 (the “Effective Date”), the Company entered into an Omnibus Credit Agreement Amendment (the “Omnibus Amendment”) with SPCP Group IV, LLC and SPCP Group, LLC (together, “Silver Point”), Silver Point Finance, LLC, as the Lender Agent, PCHI, Ganesha Realty LLC (“Ganesha”), Dr. Chaudhuri and KPC Resolution Company (“KPC”).  KPC and Ganesha are companies owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.  The Omnibus Amendment and our obligations thereunder are discussed further above under “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

During the year ended March 31, 2012, we paid down the balance of the $20.0 million revolving line of credit to $14.0 million.  On June 8, 2012, we entered into Amendment No. 2 to the New Credit Agreement with the AR Lender.  Under Amendment No. 2, the minimum Revolving Loan Commitment Amount under the New Credit Agreement was permanently reduced from $20.0 million to $14.0 million, and the AR Lender agreed that no Prepayment Fee will be payable in connection with such reduction.

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

During the initial acquisition of the Hospitals, the Company entered into agreements with the Medical Executive Committee ("MEC") at the largest hospital, Western Medical Center – Santa Ana ("WMC-SA") requiring MEC's advance review of all agreements involving hospital operations with related parties, excluding the lease arrangements between the Company and PCHI. The Company applies the disclosure provisions applicable to WMC-SA to all of its facilities.

DIRECTOR INDEPENDENCE

The information called for by this item in response to Item 407(a) of Regulation S-K concerning director independence is contained above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO USA, LLP, which acted as our independent registered public accounting firm for the years ended March 31, 2012 and 2011, and performed audit services for us during those periods. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the years ended March 31, 2012 and 2011.

	For the years ended March 31,
	2012	2011
Audit fees (financial)	$750,000	$775,000
Audit related fees	15,000	-
Tax fees	113,000	62,000
All other	-	-

Total fees	$878,000	$837,000

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Registrant’s Information Statement on Schedule 14C filed on March 17, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2012).

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

10.7.2
Amendment No. 2 to the Credit and Security Agreement, dated October 29, 2010, by and among the Company, MidCap Funding IV, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on June 14, 2012).

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

10.9
Master Information System Agreement, dated March 31, 2008, between McKesson Information Solutions LLC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).

10.9.1
Contract Supplement, dated July 1, 2011, to Master Information System Agreement, dated March 31, 2008, between McKesson Information Solutions LLC and the Registrant (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011). **

21.1
The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, and Coastal Communities Hospital, Inc., a California corporation.

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
________________

** Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: June 20, 2012	By:	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook
Chief Executive Officer & President (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 20, 2012	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook Chief Executive Officer, President & Director (Principal Executive Officer)

Dated: June 20, 2012	/s/ Steven R. Blake
Steven R. Blake Chief Financial Officer (Principal Financial Officer)

Dated: June 20, 2012	/s/ Jeremiah R. Kanaly
Jeremiah R. Kanaly Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Dated: June 20, 2012	/s/ Maurice J. DeWald
Maurice J. DeWald Chairman of the Board of Directors

Dated: June 20, 2012	/s/ Hon. C. Robert Jameson
Hon. C. Robert Jameson Director

Dated: June 20, 2012	/s/ Ajay Meka, M.D.
Ajay Meka, M.D Director

Dated: June 20, 2012	/s/ Michael Metzler
Michael Metzler Director

Dated: June 20, 2012	/s/ J. Fernando Niebla
J. Fernando Niebla Director

Dated: June 20, 2012	/s/ William E. Thomas
William E. Thomas Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Integrated Healthcare Holdings, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. (the “Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended March 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Healthcare Holdings, Inc. at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of revenues and provision for doubtful accounts as a result of the retrospective adoption of the amendments to the Accounting Standards Codification resulting from Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Healthcare Entities, effective March 31, 2012.

BDO USA, LLP
Costa Mesa, California
June 22, 2012

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in 000's, except par value)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,829	$20,539
Restricted cash	10	24
Accounts receivable, net of allowance for doubtful accounts of $18,201 and $20,076, respectively	53,599	54,649
Inventories of supplies, at cost	6,855	5,945
Due from governmental payers	5,183	4,352
Prepaid insurance	366	3,108
Prepaid income taxes	892	-
Hospital quality assurance fee receivable	2,436	1,815
Other prepaid expenses and current assets	8,339	6,774
Total current assets	89,509	97,206

Property and equipment, net	55,529	54,251
Debt issuance costs, net	64	445
Total assets	$145,102	$151,902

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$14,000	$19,081
Accounts payable	52,700	43,968
Accrued compensation and benefits	19,847	18,707
Accrued insurance retentions	14,377	16,642
Income taxes payable	-	12,800
Other current liabilities	3,242	7,261
Total current liabilities	104,166	118,459

Debt, noncurrent	45,000	45,000
Warrant liability, noncurrent	1,641	167
Capital lease obligations, net of current portion of $891 and $1,131, respectively	5,944	6,837
Total liabilities	156,751	170,463

Commitments and contingencies

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Receivable from stockholders	-	(882)
Accumulated deficit	(71,828)	(79,280)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(8,662)	(16,996)
Noncontrolling interests	(2,987)	(1,565)
Total stockholders' deficiency	(11,649)	(18,561)

Total liabilities and stockholders' deficiency	$145,102	$151,902

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in 000's, except per share amounts)

	For the year ended March 31,
	2012	2011

Patient service revenues (net of contractual allowances and discounts)	$405,653	$457,836
Provision for doubtful accounts	(40,368)	(34,773)
Net patient service revenues	365,285	423,063

Operating expenses:
Salaries and benefits	218,801	211,636
Supplies	55,066	52,831
Other operating expenses	74,515	109,769
Depreciation and amortization	4,208	4,165
	352,590	378,401

Operating income	12,695	44,662

Other income (expense):
Income from electronic health records incentive program	6,802	-
Interest expense, net	(10,218)	(12,046)
Gain (loss) on warrants	(1,474)	1,949
	(4,890)	(10,097)

Income before income tax provision (benefit)	7,805	34,565
Income tax provision (benefit)	(139)	14,000
Net income	7,944	20,565
Net income attributable to noncontrolling interests (Note 9)	(492)	(400)

Net income attributable to Integrated Healthcare Holdings, Inc.	$7,452	$20,165

Per Share Data (Note 8):
Earnings per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.03	$0.08
Diluted	$0.03	$0.08
Weighted average shares outstanding
Basic	255,307	255,307
Diluted	256,840	256,944

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(amounts in 000's)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock		Additional Paid-in	Receivable from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2010	255,307	$255	$62,871	$(1,800)	$(99,445)	$1,334	$(36,785)

Share-based compensation	-	-	40	-	-	-	40

Payment received on receivable from stockholders	-	-	-	918	-	-	918

Net income	-	-	-	-	20,165	400	20,565

Noncontrolling interests distributions	-	-	-	-	-	(3,299)	(3,299)

Balance, March 31, 2011	255,307	255	62,911	(882)	(79,280)	(1,565)	(18,561)

Payment received on receivable from stockholders	-	-	-	882	-	-	882

Net income	-	-	-	-	7,452	492	7,944

Noncontrolling interests distributions	-	-	-	-	-	(1,914)	(1,914)

Balance, March 31, 2012	255,307	$255	$62,911	$-	$(71,828)	$(2,987)	$(11,649)

The accompanying notes    are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in 000's)

	For the year ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$7,944	$20,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,208	4,165
Provision for doubtful accounts	40,368	34,773
Amortization of debt issuance costs	525	304
Loss (gain) on warrants	1,474	(1,949)
Noncash share-based compensation expense	-	40
Changes in operating assets and liabilities:
Accounts receivable	(39,318)	(36,278)
Inventories of supplies	(910)	(127)
Due from governmental payers	(831)	627
Prepaid income taxes	(892)	1,238
Hospital quality assurance fee receivable	(621)	(1,815)
Prepaid insurance, other prepaid expenses and current assets, and other assets	1,033	(4,635)
Accounts payable	8,732	(1,500)
Accrued compensation and benefits	1,140	(1,713)
Income taxes payable	(12,800)	12,800
Accrued insurance retentions and other current liabilities	(5,534)	6,006
Net cash provided by operating activities	4,518	32,501

Cash flows from investing activities:
Decrease in restricted cash	14	3
Additions to property and equipment	(5,486)	(1,685)
Net cash used in investing activities	(5,472)	(1,682)

Cash flows from financing activities:
Proceeds from (paydown on) revolving line of credit, net	(5,081)	19,081
Debt issuance costs	-	(919)
Repayment of debt	-	(34,968)
Payment received - receivable from stockholders	132	918
Noncontrolling interests distributions	(1,914)	(3,299)
Payments on capital lease obligations	(893)	(1,252)
Net cash used in financing activities	(7,756)	(20,439)

Net increase (decrease) in cash and cash equivalents	(8,710)	10,380
Cash and cash equivalents, beginning of period	20,539	10,159
Cash and cash equivalents, end of period	$11,829	$20,539

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The accompanying consolidated financial statements include the accounts of Integrated Healthcare Holdings, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has also determined that Pacific Coast Holdings Investment, LLC ("PCHI") (Note 9), is a variable interest entity as defined by GAAP and the Company is the primary beneficiary and, accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all amounts included in these notes to the consolidated financial statements are expressed in thousands (except per share amounts, percentages and stock option prices and values).

LIQUIDITY – As of March 31, 2012 and 2011, the Company had a total stockholders’ deficiency of $11.6 million and $18.6 million, respectively, and a working capital deficit of $14.7 million and $21.3 million, respectively.  For the years ended March 31, 2012 and 2011, the Company had net income of $7.5 million and $20.2 million, respectively. At March 31, 2012, the Company had no additional availability under its revolving credit facility (Note 3).

The stated maturity date of our $45.0 million Term Note under our Credit Agreements with Silver Point is April 13, 2013 (Note 3).  If we are unable to refinance, restructure or extend our obligation to repay the principal amount by the maturity date, such failure would constitute a default under the Credit Agreement with Silver Point and our other loan facilities, which would permit Silver Point and our other lenders to seize our assets and those of our variable interest entity, PCHI.  Any actions by Silver Point or our other lenders to enforce their rights by seizing our assets could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock.

DESCRIPTION OF BUSINESS – Effective March 8, 2005, the Company acquired four hospitals (the "Hospitals") from subsidiaries of Tenet Healthcare Corporation (the "Acquisition"). The Company owns and operates the four community-based hospitals located in southern California, which are:

●	282-bed Western Medical Center in Santa Ana
●	188-bed Western Medical Center in Anaheim
●	178-bed Coastal Communities Hospital in Santa Ana
●	114-bed Chapman Medical Center in Orange

RECLASSIFICATION FOR PRESENTATION – Certain amounts previously reported have been reclassified to conform to the current period's presentation with no impact on the reported net income of the Company.

CONCENTRATION OF RISK – The Hospitals are subject to licensure by the State of California and accreditation by the Joint Commission on Accreditation of Healthcare Organizations. Loss of either licensure or accreditation would impact the ability to participate in various governmental and managed care programs, which provide the majority of the Company's revenues.

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 59.4% and 65.5% of the patient service revenues for the years ended March 31, 2012 and 2011, respectively. No other payers represent a significant concentration of the Company's patient services revenues.

The Company receives all of its inpatient services revenue from operations in Orange County, California. The economic conditions of this market could affect the ability of patients and third-party payers to reimburse the Company for services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

USE OF ESTIMATES – The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Principal areas requiring the use of estimates include third-party cost report settlements, income taxes, accrued insurance retentions, self-insurance reserves, and net patient receivables. Management regularly evaluates the accounting policies and estimates that are used. In general, management bases the estimates on historical experience and on assumptions that it believes to be reasonable given the particular circumstances in which its Hospitals operate. Although management believes that all adjustments considered necessary for fair presentation have been included, actual results may materially vary from those estimates.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

PATIENT SERVICE REVENUES – Patient service revenues are recognized in the period in which services are performed and are recorded based on established billing rates (gross charges) less contractual allowances and discounts, principally for patients covered by Medicare, Medicaid, managed care, and other health plans. Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in the consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Since Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what the Hospitals charge all other patients prior to the application of discounts and allowances.

The following is a summary of sources of patient service revenues (net of contractual allowances and discounts) before provision for doubtful accounts:

	Year ended March 31,
	2012	2011

Medicare	$58,046	$59,870
Medicaid	80,153	143,355
Managed care	201,758	189,044
Indemnity, self-pay and other	62,607	62,455
Miscellaneous	3,089	3,112
	$405,653	$457,836

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $190 and $456 as of March 31, 2012 and 2011, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $14.3 million and $21.4 million during the years ended March 31, 2012 and 2011, respectively. The related revenue recorded for the years ended March 31, 2012 and 2011, was $15.4 million and $20.6 million, respectively. As of March 31, 2012 and 2011, estimated DSH receivables were $5.0 million and $3.9 million, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

Revenues under managed care plans, including Medicare and Medicaid managed care plans, are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the years ended March 31, 2012 and 2011 were approximately $7.0 million and $8.7 million, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The Company previously received payments for “eligible alien” care under Section 1011 of the Medicare Modernization Act of 2003. During the year ended March 31, 2012, the federal funds available under Section 1011 were exhausted by the state and, as a result, the Company wrote-off $1.3 million in related net receivables. As of March 31, 2012 and 2011, the Company established a receivable in the amount of $0 and $1.6 million, respectively, related to discharges deemed eligible to meet program criteria.

The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying consolidated financial statements.

PROVISION FOR DOUBTFUL ACCOUNTS – The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

The provision for doubtful accounts for the year ended March 31, 2012 was $40.4 million compared to $34.8 million for the year ended March 31, 2011, representing a 16.1% increase.  The primary reason for the increase in the provision for doubtful accounts was related to the write off of receivables of $4.0 million due to the termination of Section 1011 of the Medicare Modernization Act of 2003 program which provided federal funding of emergency health services for “eligible aliens.”

Effective  March 31, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified in accordance with the provisions of ASU 2011-07.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The following is a summary of the principal components of accounts receivable and due from government payers as of March 31, 2012 and 2011:

	March 31,
	2012	2011
Accounts receivable:
Patient accounts receivable	$71,800	$74,725
Allowance for doubtful accounts	(18,201)	(20,076)
Accounts receivable, net	$53,599	$54,649

Due from government payers:
Settlement receivables	$190	$456
DSH	4,993	3,896
	$5,183	$4,352

The Company’s self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 11.3% and 6.3% as of March 31, 2012 and 2011, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance.  As of March 31, 2012 and 2011, the allowance for doubtful accounts for self-pay uninsured was 90.3% and 95.5%, respectively, of self-pay uninsured patient accounts receivable.  As of March 31, 2012 and 2011, the allowance for doubtful accounts for self-pay balance after insurance was 77.4% and 86.2%, respectively, of self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance.  As of March 31, 2012 and 2011, the allowance for doubtful accounts for managed care was 16.1% and 12.0%, respectively, of managed care patient accounts receivable.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2012 and 2011 based on historical collections experience.

INVENTORIES OF SUPPLIES – Inventories of supplies are valued at the lower of weighted average cost or market.

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

LONG-LIVED ASSETS – The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated undiscounted future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns.

DEBT ISSUANCE COSTS – On August 30, 2010, the Company entered into a new revolving credit facility (Note 3) under which it incurred debt issuance costs consisting of a $450 origination fee for the Company's $40 million Revolving Line of Credit (new debt) and $469 in legal and other expenses paid to third parties. These amounts are amortized over the credit facility’s three year life using the straight-line method. Subsequently, the $40 million Revolving Line of Credit was reduced to $20 million, resulting in an acceleration of the amortization of the related debt issuance costs.  Debt issuance costs of $525 (including $334 in accelerated amortization) and $304 were amortized as interest expense during the years ended March 31, 2012 and 2011, respectively.  At March 31, 2012 and 2011, prepaid expenses and other current assets in the accompanying consolidated balance sheets included $153 and $300, respectively, as the current portion of debt issuance costs.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

FAIR VALUE MEASUREMENTS – The Company's financial assets and liabilities recorded in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, debt, accounts payable, and other liabilities, all of which are recorded at book value which approximates fair value.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2012 and 2011:

	Total	Level 1	Level 2	Level 3

Warrant liability at March 31, 2012	$1,641	-	-	$1,641
Warrant liability at March 31, 2011	$167	-	.	$167

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2010	$-
Fair value of warrants issued and vested	5,041
Change in fair value of warrant liability included in earnings	(4,874)
Balance at March 31, 2011	167
Change in fair value of warrant liability included in earnings	1,474
Balance at March 31, 2012	$1,641

 WARRANTS – The Company has entered into complex transactions that contain warrants (Notes 3 and 4). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The Company has concluded that the warrants should be classified as liabilities.

INCOME PER COMMON SHARE – Income per share is calculated under two different methods, basic and diluted. Basic income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock warrants or options, net of shares of common stock assumed to be repurchased by the Company from the exercise proceeds (Note 8).

SUPPLEMENTAL CASH FLOW INFORMATION – Interest paid during the years ended March 31, 2012 and 2011 was $9.0 million and $9.4 million, respectively.

The Company made cash payments for taxes of $14.0 million and $0 during the years ended March 31, 2012 and 2011, respectively.

The Company entered into new capital lease obligations of $0 and $2.2 million during the years ended March 31, 2012 and 2011, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

INCOME TAXES – Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its deferred tax assets.

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

SEGMENT REPORTING – The Company operates in one line of business, the provision of healthcare services through the operation of general hospitals and related healthcare facilities. The Company's Hospitals generate substantially all of its net  patient services revenues.

The Company's four Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. The region's economic characteristics, the nature of the Hospitals' operations, the manner in which they are managed, and the regulatory environment in which they operate are all similar. This region is an operating segment, as defined by GAAP. In addition, the Company's Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

NEW ACCOUNTING STANDARDS – In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity. The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis (the Company has applied the accounting change for insurance recoveries on a retrospective basis). The Company adopted the modified accounting standards during the year ended March 31, 2012, which did not have a material impact on the consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2012	March 31, 2011

Buildings	$35,376	$34,624
Land and improvements	13,523	13,523
Equipment	18,268	13,266
Construction in progress	1,160	1,375
Assets under capital leases	11,218	11,218
	79,545	74,006
Less accumulated depreciation	(24,016)	(19,755)

Property and equipment, net	$55,529	$54,251

Accumulated depreciation on assets under capital leases as of March 31, 2012 and 2011 was $5.0 million and $3.7 million, respectively.

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit.  The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2012.

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
MARCH 31, 2012

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
MARCH 31, 2012

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

During the year ended March 31, 2012, the Company paid down the balance of the $20.0 million revolving line of credit to $14.0 million. Effective June 8, 2012, the Company and its AR Lender entered into Amendment No. 2 to Credit and Security Agreement which reduced the Revolving Loan Commitment Amount to $14.0 million.

As of March 31, 2012, the Company had the following Credit Agreements:

●
$45.0 million Loan issued under the $80.0 million Credit Agreement, bearing a fixed interest rate of 14.5% per year. If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year. As of March 31, 2012, the Company was in compliance with all financial covenants.  The stated maturity date for this Credit Agreement is April 13, 2013.

●
$20.0 million revolving line of credit under the New Credit Facility, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at March 31, 2012) and an unused commitment fee of 0.625% per year.  For purposes of calculating interest, all payments the Company makes on the New Credit Facility are subject to a six business day clearance period.  As of March 31, 2012, the Company was in compliance with all financial covenants.  The stated maturity for this New Credit Facility is August 30, 2013.

The Company's outstanding debt consists of the following:

	March 31, 2012	March 31, 2011

Current:
Revolving line of credit	$14,000	$19,081

Noncurrent:
Secured term note	$45,000	$45,000

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4 – COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to the Term Lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of March 31, 2012, the fair value of the Omnibus Warrants was $952.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of March 31, 2012, the fair value of the Release Warrant was $689.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the years ended March 31, 2012 and 2011 was $(1,474) and $1,949, respectively.

The fair value of warrants issued by the Company is estimated using the Black-Scholes valuation model, which the Company believes is the appropriate valuation method under the circumstances. Since the Company’s stock is thinly traded, the expected volatility is based on an analysis of the Company's stock and the stock of eight other publicly traded companies that own hospitals.

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows:

	March 31, 2012	March 31, 2011

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.2%	0.8%
Expected volatility	57.3%	50.9%
Expected term (in years)	1.04	2.0

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – INCOME TAXES

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realization of the deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed more likely than not that certain tax positions will be sustained.

The income tax provision (benefit), all current, consisted of the following:

	For the years ended March 31,
	2012	2011
Income tax provision (benefit):
Federal	$(136)	$11,000
State	(3)	3,000

Income tax provision (benefit)	$(139)	$14,000

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income before income tax provision (benefit) by the statutory federal income tax rate is as follows:

	For the years ended March 31,
	2012	2011

U.S. federal statutory income taxes	$2,654	$12,096
State and local income taxes, net of federal benefits	406	1,797
Change in valuation allowance	(2,975)	(21,860)
Uncertain tax positions	-	12,471
Warrants	516	(663)
Variable interest entity	(172)	(136)
Deferred tax adjustments	(593)	10,391
Other	25	(96)

Income tax provision (benefit)	$(139)	$14,000

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance at March 31:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$1,457	$5,360
Accrued vacation	2,813	2,629
Net operating losses	1,023	899
State taxes	(532)	(1,167)
Accrued insurance	3,445	5,109
Other	(169)	(1,818)
	8,037	11,012
Valuation allowance	(8,037)	(11,012)

Total deferred tax assets	$-	$-

The valuation allowances above were recorded based on an assessment of the realization of deferred tax assets as described below. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 100% valuation allowance on its net deferred tax assets based primarily on the following factors:

●	Cumulative losses in recent years
●	Income/losses expected in future years
●	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels
●	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits
●	The carryforward period associated with the deferred tax assets and liabilities

ASU 2009-06, “Income Taxes (Topic 740),” prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. ASU 2009-06 also requires certain disclosures with respect to the uncertainty in income taxes.  A reconciliation of the change in the amount of gross unrecognized income tax benefits is a follows:

	March 31,
	2012	2011

Gross unrecognize income tax benefits at the beginning of the year	$18,900	$-
Changes based on tax positions related to current year	2,914	-
Increases for tax positions related to prior years	-	18,900
Gross unrecognize income tax benefits at the end of the year	$21,814	$18,900

The Company’s California Enterprise Zone credits were recently examined by the California taxing authority, which issued a Notice of Proposed Adjusted Carryover Amount.  The Company has filed a Protest requesting an oral hearing with the taxing authority.  The Protest is currently pending review by the taxing authority.  As a result of the examination, during the year ended March 31, 2011, the Company recorded a liability of approximately $18.9 million for unrecognized tax benefits.  The Company's utilization of these credits is also subject to significant IRC Section 383 limitations, and these limitations have been incorporated into the tax provision calculation.

As of March 31, 2012, approximately $18.9 million of unrecognized income tax benefits would affect the fiscal 2012 effective tax rate if released into income due to the impact of the valuation allowance.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The Company’s net operating losses for federal of $1.4 million and for state of $6.0 million expire through 2029. The utilization of net operating losses and credit carryforwards are limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into an amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and state tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations.  The Company evaluates its ability to utilize the net operating losses each period with regard to the limitations imposed under IRC 382 and also considering the continuing expiration of statutes of limitation for prior years; and in the current period determined that a portion of the federal and state net operating losses were no longer realizable, and removed from the schedule of deferreds those net operating losses in excess of the IRC 382 limitation and also considering prior years statutes now closed.

PCHI TAX STATUS - PCHI is a limited liability corporation. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

NOTE 6 – STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of March 31, 2012, the maximum aggregate number of shares under the Plan was 23.5 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

The Company recorded $0 and $40 of compensation expense relative to stock options during the years ended March 31, 2012 and 2011, respectively. No options were exercised during the years ended March 31, 2012 and 2011. A summary of stock option activity for the two years ended March 31, 2012 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2010	8,645	$0.19
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(275)	$0.25
Outstanding, March 31, 2011	8,370	$0.18
Granted	-	$-	$-
Exercised	-	$-
Forfeited or expired	(135)	$0.25
Outstanding, March 31, 2012	8,235	$0.18		2.7	$-
Exercisable at March 31, 2012	8,235	$0.18		2.6	$-

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

A summary of the Company's nonvested options as of March 31, 2012, and changes during the two years ended March 31, 2012 is presented as follows.

	Shares	Weighted- average grant date fair value

Nonvested at March 31, 2010	913	$0.03
Granted	-	$-
Vested	(905)	$0.03
Forfeited	(8)	$0.08
Nonvested at March 31, 2011	-	$-
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Nonvested at March 31, 2012	-	$-

NOTE 7 – RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the years ended March 31, 2012 and 2011, the Company incurred expenses of $3.1 million and $2.9 million, respectively. These costs are included in salaries and benefits in the accompanying consolidated statements of operations.  At March 31, 2012 and 2011, accrued compensation and benefits in the accompanying consolidated balance sheets included $3.9 million and $3.8 million, respectively, in accrued employer contributions.

NOTE 8 – INCOME PER SHARE

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

Income per share for the years ended March 31, 2012 and 2011 was computed as shown below. Stock options and warrants aggregating approximately 412 million shares and 412 million shares were not included in the diluted calculation since they were anti-dilutive during the years ended March 31, 2012 and 2011, respectively.

	Years ended March 31,
	2012	2011
Numerator:
Net income attributable to Integrated Healthcare Holdings, Inc.	$7,452	$20,165

Denominator:
Weighted average common shares	255,307	255,307
Dilutive options	1,533	1,637
Denominator for diluted calculation	256,840	256,944

Income per share - basic	$0.03	$0.08
Income per share - diluted	$0.03	$0.08

NOTE 9 – VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Loan. The Company remains primarily liable as the borrower under the $45.0 million Loan notwithstanding its guarantee by PCHI.  The $45.0 million Loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2012, PCHI was owned 51% by various physician investors and 49% by Ganesha (Dr. Chaudhuri and Mr. Thomas).

The Company entered into a lease agreement dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI (Note 13).  The amended lease terminates on the 25-year anniversary of the original lease (March 7, 2005), grants the Company the right to renew for one additional 25-year period, and requires combined annual base rental payments of $8.3 million for all the properties. However, until PCHI refinances the related real estate loan, the annual base rental payments are reduced to $7.3 million. In addition, the Company offsets, against its rental payments owed to PCHI, interest payments that it makes on the related real estate loan. Lease payments to PCHI and offsetting interest payments are eliminated in consolidation.

GAAP defines variable interest entities (“VIE”) as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as a VIE, the guidance sets forth a model to a primary beneficiary based on an assessment of which party to a VIE, if any, bears a majority of the exposure to expected losses, or stands to gain from a majority of its expected returns and has the power to direct activities of the VIE that impacts economic performance. The primary beneficiary of a VIE should consolidate the VIE.

The Company determined that it provided the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million Loan, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million Loan. The Company concluded that PCHI is a VIE and it is the primary beneficiary.  Accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

PCHI's assets, liabilities, and deficiency are set forth below.

	March 31, 2012	March 31, 2011

Cash	$68	$330
Property, net	40,984	42,273
Other	207	70
Total assets	$41,259	$42,673

Debt (as guarantor)	$45,000	$45,000
Other	641	634
Total liabilities	45,641	45,634

Deficiency	(4,382)	(2,961)
Total liabilities and accumulated deficit	$41,259	$42,673

As noted above, PCHI is a guarantor on the $45.0 million Term Note should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $7.5 million and $7.2 million were eliminated upon consolidation for the years ended March 31, 2012 and 2011, respectively.

The Company has a lease commitment to PCHI (Note 9). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of March 31, 2012 and 2011, Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and the Company is the primary beneficiary, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying consolidated financial statements.

NOTE 11 – HOSPITAL QUALITY ASSURANCE FEES (“QAF”)

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

The hospital quality assurance fee program (“QAF”) created by this legislation initially provided payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010 (“2010 QAF”).  In February 2011, CMS gave final approval for the 2010 QAF.  In December 2011, CMS gave final approval for the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).

During the year ended March 31, 2012, the Company recognized $31.9 million in revenue from the state for the 2011 QAF ($18.4 million from the fee-for-service portion and $13.5 million from the supplemental managed care portion).  During the year ended March 31, 2012, the Company recorded expenses of $15.1 million for the 2011 QAF fees paid to the state and $0.8 million in other expenses relating to the 2011 QAF.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

During the year ended March 31, 2011, the Company recognized $87.2 million in revenue from the state for the 2010 QAF ($44.4 million from the fee-for-service portion and $42.8 million from the supplemental managed care portion).  During the year ended March 31, 2011, the Company recorded expenses of $44.7 million for the 2010 QAF fees paid to the state and $3.1 million in other expenses relating to the 2010 QAF.

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

CMS has established the final rule which requires eligible providers in their first year of participation in the Medicaid incentive payment program to demonstrate that they have adopted (acquired, purchased, or secured access to), or implemented, or upgraded to certified EHR technology in order to qualify for an incentive payment.  During the second and subsequent years of the program, eligible providers are required to meet other criteria, including meaningful use, to receive additional funds.  The Company has been awarded a total amount of $13.6 million under the Medicaid EHR incentive program, which will be earned and received over a four year period.

The Company adopted certified EHR technology and it recognized other income of $6.8 million relative to the first year under the Medicaid EHR incentive program during the year ended March 31, 2012.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

GUARANTEE – At March 31, 2012, the Company had accrued $1.8 million for a guarantee extended to a state supported teaching institution to accept the transfer of an uninsured patient for a necessary higher level of care.  See “CLAIMS AND LAWSUITS.”

OPERATING LEASES AND LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million, but if PCHI refinances the $45.0 million Loan, the annual base rent may increase to $8.3 million. The amended lease terminates on the 25-year anniversary of the original lease (dated March 7, 2005) and grants the Company the right to renew for one additional 25-year period. This lease commitment with PCHI is eliminated in consolidation (Note 9).

Following is a schedule of the Company's future minimum operating lease payments, excluding the long term lease commitment with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2012:

Year ended March 31,
2013	$1,561
2014	1,396
2015	1,186
2016	1,123
2017	1,123
Thereafter	12,277
Total	$18,666

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Total rental expense (excluding PCHI rent) for the years ended March 31, 2012 and 2011 was $4.8 million and $4.8 million, respectively. The Company received sublease rental income in relation to certain leases of approximately $552 and $625 for the years ended March 31, 2012 and 2011, respectively.

CAPITAL LEASES – In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $6.2 million and $7.5 million are included in the accompanying consolidated balance sheets as of March 31, 2012 and 2011, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

The following is a schedule of future minimum lease payments under the capitalized leases with the present value of the minimum lease payments as of March 31, 2012:

Year ended March 31,
2013	$1,529
2014	1,270
2015	1,283
2016	1,209
2017	744
Thereafter	5,023

Total minimum lease payments	11,058
Less amount representing interest (weighted average interest rate of 5.1%)	(4,223)

Net present value of net minimum lease payments	6,835
Less current portion	(891)
Noncurrent portion	$5,944

INSURANCE – The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2012 and 2011, the Company had accrued $11.5 million and $11.3 million, respectively, which is comprised of $4.5 million and $6.6 million, respectively, in incurred and reported claims, along with $7.0 million and $4.7 million, respectively, in estimated IBNR.  Estimated insurance recoveries of $3.0 million and $2.7 million are included in other prepaid expenses and current assets as of March 31, 2012 and 2011, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2012 and 2011, the Company had accrued $673 and $836, respectively, comprised of $338 and $434, respectively, in incurred and reported claims, along with $335 and $402, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at March 31, 2012 and 2011 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's consolidated financial statements. As of March 31, 2012 and 2011, the Company had accrued $2.2 million and $1.8 million, respectively, in estimated IBNR.

INTEGRATED HEALTHCARE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of March 31, 2012, the Company finances various insurance policies at an interest rate of 4.03% per annum. The Company incurred finance charges relating to such policies of $32.9 and $31.5 for the years ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, the accompanying consolidated balance sheets include the following balances relating to the financed insurance policies.

	March 31, 2012	March 31, 2011

Prepaid insurance	$366	$3,108

Accrued insurance premiums	$60	$1,951
(Included in other current liabilities)

PURCHASE COMMITMENTS – The Company has commitments with two unrelated party service provider vendors extending over one year.  Commitments total $3.8 million and $1.0 million for the years ending March 31, 2013 and 2014, respectively.

BONUSES – The Company has implemented discretionary bonus plans, under which eligible employees receive bonuses based on the Company's performance and individual performances. For the years ended March 31, 2012 and 2011, the Company awarded eligible employees an aggregate of $0 and $535.6, respectively.

UNION CONTRACTS – Approximately 43% of the Company's employees are represented by labor unions as of March 31, 2012. The CNA Agreement expired on February 28, 2011 and the SEIU Agreement expired on August 31, 2011. Both agreements are currently in negotiations.  The agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

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

On January 6, 2012, the Regents of the University of California (UC), acting on behalf of UC Irvine Healthcare, filed suit in Orange County Superior Court against Western Medical Center-Anaheim (WMC-A) for breach of contract based upon an allegation that WMC-A guaranteed payment for health care services provided to a patient WMC-A transferred to UC Irvine Medical Center because the patient needed a higher level of care than WMC-A could provide.  The Company filed an answer to the complaint and UC demurred to the Company’s answer.  The Company then filed an amended answer to UC’s complaint and UC demurred to the Company’s amended answer.  UC’s demurrer is currently set for hearing in June 2012.  At March 31, 2012, the Company had accrued $1.8 million for this guarantee.

The following financial statement schedule is the only schedule required to be filed under the applicable accounting regulations of the Securities and Exchange Commission.

INTEGRATED HEALTHCARE HOLDINGS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
[amounts in 000's]

PERIOD	DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD

Accounts Receivable:
Year ended March 31, 2012	Allowance for doubtful accounts	$20,076	$44,369	$46,244	$18,201
Year ended March 31, 2011	Allowance for doubtful accounts	$15,258	$40,435	$35,617	$20,076

Deferred tax assets:
Year ended March 31, 2012	Valuation allowance	$11,012	$16,463	$19,438	$8,037
Year ended March 31, 2011	Valuation allowance	$32,872	$1,002	$22,862	$11,012