Form 10-Q
period 2012-06-30
Integrated Healthcare Holdings Inc
filed 2012-08-10
CIK 1051488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012; or

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

There were 255,307,262 shares outstanding of the registrant's common stock as of August 6, 2012.

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in 000's, except par value)

(unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,913	$11,829
Restricted cash	27	10
Accounts receivable, net of allowance for doubtful accounts of $17,106 and $18,201, respectively	52,607	53,599
Inventories of supplies, at cost	6,971	6,855
Due from governmental payers	2,097	5,183
Prepaid insurance	1,995	366
Prepaid income taxes	227	892
Hospital quality assurance fee receivable	–	2,436
Other prepaid expenses and current assets	9,314	8,339
Total current assets	82,151	89,509

Property and equipment, net	55,171	55,529
Debt issuance costs, net	26	64
Total assets	$137,348	$145,102

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$14,000	$14,000
Debt, current	45,000	–
Accounts payable	50,289	52,700
Accrued compensation and benefits	18,138	19,847
Accrued insurance retentions	14,193	14,377
Warrant liability, current	910	–
Due to governmental payers	72	–
Other current liabilities	4,034	3,242
Total current liabilities	146,636	104,166

Debt, noncurrent	–	45,000
Warrant liability, noncurrent	–	1,641
Capital lease obligations, net of current portion of $762 and $891, respectively	5,786	5,944
Total liabilities	152,422	156,751

Commitments, contingencies and subsequent events

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Accumulated deficit	(75,302)	(71,828)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(12,136)	(8,662)
Noncontrolling interests	(2,938)	(2,987)
Total stockholders' deficiency	(15,074)	(11,649)

Total liabilities and stockholders' deficiency	$137,348	$145,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in 000's, except per share amounts)

(unaudited)

	Three months ended June 30,
	2012	2011

Patient service revenues (net of contractual allowances and discounts)	$91,592	$89,662
Provision for bad debts	(9,927)	(9,697)
Net patient service revenues	81,665	79,965

Operating expenses:
Salaries and benefits	52,991	53,238
Supplies	14,051	12,983
Other operating expenses	15,043	14,476
Depreciation and amortization	959	1,090
	83,044	81,787

Operating loss	(1,379)	(1,822)

Other expense:
Interest expense, net	(2,433)	(2,843)
Gain (loss) on warrants	731	(3,270)
	(1,702)	(6,113)

Loss before income tax provision (benefit)	(3,081)	(7,935)
Income tax provision (benefit)	44	(5,200)
Net loss	(3,125)	(2,735)
Net income attributable to noncontrolling interests (Note 9)	(349)	(135)

Net loss attributable to
Integrated Healthcare Holdings, Inc.	$(3,474)	$(2,870)

Per Share Data (Note 8):
Earnings (loss) per common share attributable to
Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic	255,307	255,307
Diluted	255,307	255,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(amounts in 000's)

(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, March 31, 2012	255,307	$255	$62,911	$(71,828)	$(2,987)	$(11,649)

Net income (loss)	–	–	–	(3,474)	349	(3,125)

Noncontrolling interests distributions	–	–	–	–	(300)	(300)

Balance, June 30, 2012	255,307	$255	$62,911	$(75,302)	$(2,938)	$(15,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in 000's)

(unaudited)

	Three months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,125)	$(2,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	959	1,090
Provision for doubtful accounts	9,927	9,697
Amortization of debt issuance costs	38	410
Loss (gain) on warrants	(731)	3,270
Changes in operating assets and liabilities:
Accounts receivable	(8,935)	(3,471)
Inventories of supplies	(116)	(150)
Due from governmental payers	3,086	932
Prepaid income taxes	665	(5,200)
Prepaid expenses - hospital quality assurance fees	–	(15,100)
Hospital quality assurance fee receivable	2,436	1,815
Prepaid insurance, other prepaid expenses and current assets, and other assets	(2,604)	(1,835)
Accounts payable	(2,411)	(3,799)
Accrued compensation and benefits	(1,709)	(1,696)
Due to governmental payers	72	–
Unearned revenues - hospital quality assurance fees	–	17,245
Income taxes payable	–	(6,306)
Accrued insurance retentions and other current liabilities	608	418
Net cash used in operating activities	(1,840)	(5,415)

Cash flows from investing activities:
Decrease in restricted cash	(17)	12
Additions to property and equipment	(601)	(419)
Net cash used in investing activities	(618)	(407)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	–	919
Noncontrolling interests distributions	(300)	(500)
Payments on capital lease obligations	(158)	(289)
Net cash provided by (used in) financing activities	(458)	130

Net decrease in cash and cash equivalents	(2,916)	(5,692)
Cash and cash equivalents, beginning of period	11,829	20,539
Cash and cash equivalents, end of period	$8,913	$14,847

Supplemental information:
Cash paid for interest	$2,282	$2,191
Cash paid for income taxes	$–	$6,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results for the entire 2013 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 22, 2012.

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

LIQUIDITY - As of June 30, 2012, the Company had a total stockholders’ deficiency of $15.1 million and a working capital deficit of $64.5 million.  For the three months ended June 30, 2012, the Company had a net loss of $3.5 million. At June 30, 2012, the Company had no additional availability under its revolving credit facility (Notes 3 and 14).

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

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 57% and 55% of the patient service revenues for the three months ended June 30, 2012 and 2011, respectively. No other payers represent a significant concentration of the Company's patient service revenues.

The Company receives all of its inpatient service revenues from operations in Orange County, California. The economic conditions of this market could affect the ability of patients and third-party payers to reimburse the Company for services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The following is a summary of sources of patient service revenues (net of contractual allowances and discounts) before provision for doubtful accounts:

	Three months ended June 30,
	2012	2011

Medicare	$14,762	$15,451
Medicaid	8,784	11,720
Managed care	51,726	49,063
Indemnity, self-pay and other	15,475	12,589
Miscellaneous	845	839
	$91,592	$89,662

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables (payables) of $(72) and $190 as of June 30 and March 31, 2012, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $4.7 million and $4.9 million during the three months ended June 30, 2012 and 2011, respectively. The related revenue recorded for the three months ended June 30, 2012 and 2011, was $1.8 million and $3.4 million, respectively. As of June 30 and March 31, 2012, estimated DSH receivables were $2.1 million and $5.0 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $23.6 million and $19.8 million for the three months ended June 30, 2012 and 2011, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended June 30, 2012 and 2011 were approximately $2.5 million and $1.3 million, respectively.

The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying unaudited condensed consolidated financial statements.

.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The provision for doubtful accounts for the three months ended June 30, 2012 was $9.9 million compared to $9.7 million for the three months ended June 30, 2011, representing a 2.1% increase.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The following is a summary of the principal components of accounts receivable and due from government payers as of June 30 and March 31, 2012:

	June 30, 2012	March 31, 2012
Accounts receivable:
Patient accounts receivable	$69,713	$71,800
Allowance for doubtful accounts	(17,106)	(18,201)
Accounts receivable, net	$52,607	$53,599

Due from government payers:
Settlement receivables	$–	$190
DSH	2,097	4,993
	$2,097	$5,183

The Company’s self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 5.0% and 11.3% as of June 30 and March 31, 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. As of June 30 and March 31, 2012, the allowance for doubtful accounts for self-pay uninsured was 96.1% and 90.3%, respectively, of self-pay uninsured patient accounts receivable. As of June 30 and March 31, 2012, the allowance for doubtful accounts for self-pay balance after insurance was 76.8% and 77.4%, respectively, of self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. As of June 30 and March 31, 2012, the allowance for doubtful accounts for managed care was 16.1% and 16.1%, respectively, of managed care patient accounts receivable.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for doubtful accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of June 30 and March 31, 2012 based on historical collections experience.

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

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the related credit facility’s life using the straight-line method. Debt issuance costs of $38 and $410 were amortized during the three months ended June 30, 2012 and 2011, respectively.  At June 30 and March 31, 2012, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $153 and $153, respectively, as the current portion of debt issuance costs.

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

JUNE 30, 2012

(UNAUDITED)

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company currently has no financial or nonfinancial assets or liabilities subject to fair value measurement on a recurring basis except for warrants issued in April 2010 (Note 4).

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2012:

	Total	Level 1	Level 2	Level 3

Warrant liability	$910	–	–	$910

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2012	$1,641
Change in fair value of warrant liability included in earnings	(731)
Balance at June 30, 2012	$910

WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The Company has concluded that the warrants should be classified as liabilities as the settlement of the warrants are not deemed to be in the control of the Company.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

SEGMENT REPORTING - The Company operates in one line of business, the provision of healthcare services through the operation of general hospitals and related healthcare facilities. The Company's Hospitals generate substantially all of its net patient service revenues.

The Company's four Hospitals and related healthcare facilities operate in one geographic region in Orange County, California. There are similarities in the region's economic characteristics and the nature of the Hospitals' operations, the regulatory environment in which they operate and the manner in which they are managed. This region is an operating segment, as defined by GAAP. In addition, the Company's Hospitals and related healthcare facilities share certain resources and benefit from many common clinical and management practices. Accordingly, the Company aggregates the facilities into a single reportable operating segment.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	March 31,
	2012	2012

Buildings	$36,536	$35,376
Land and improvements	13,523	13,523
Equipment	18,856	18,268
Construction in progress	–	1,160
Assets under capital leases	11,218	11,218
	80,133	79,545
Less accumulated depreciation	(24,962)	(24,016)

Property and equipment, net	$55,171	$55,529

Equipment at June 30 and March 31, 2012 includes $5.1 million and $4.6 million, respectively, relating to the Company’s ongoing development of its new electronic health record technology, which has not been placed into service (Note 12).

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

The State of California has imposed hospital seismic safety requirements. Under these requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of June 30, 2012.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 3 - DEBT

As of June 30, 2012, the Company had the following credit facilities:

●	$45.0 million term loan under the Credit Agreement, dated as of October 9, 2007, as amended (the “Term Loan Credit Agreement”), by and among the Company, Silver Point Finance, LLC and its affiliates SPCP Group IV, LLC and SPCP Group, LLC (together with Silver Point Finance, LLC, “Silver Point”), and PCHI and Ganesha, as Credit Parties, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at June 30, 2012). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year. The stated maturity date for this Credit Agreement is April 13, 2013 and, accordingly, the term loan is reflected in the accompanying unaudited condensed consolidated balance sheet as current debt.

●	$14.0 million revolving line of credit under the Credit and Security Agreement, dated as of August 30, 2010, as amended (the “Revolving Loan Agreement”), by and among the Company, MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as administrative agent and a lender, and Silicon Valley Bank, as a lender (collectively, the “Lenders”), bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at June 30, 2012) and an unused commitment fee of 0.625% per year ($14.0 million outstanding balance at June 30, 2012). For purposes of calculating interest, all payments the Company makes on the revolving line of credit are subject to a six business day clearance period. The stated maturity date for this Revolving Loan Agreement is August 30, 2013.

The Company’s credit facilities contain various affirmative and negative covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, and the occurrence of events which have a material adverse effect on the Company. As of June 30, 2012, the Company was in compliance with all financial covenants.

The Company's outstanding debt consists of the following:

	June 30,	March 31,
	2012	2012

Current:
Revolving line of credit	$14,000	$14,000
Term loan	45,000	–
	$59,000	$14,000

Noncurrent:
Term loan	$–	$45,000

On August 1, 2012, the Company amended its Revolving Loan Agreement and Term Loan Credit Agreement (Note 14).

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC Resolution Company (a company owned and controlled by Kali P. Chaudhuri, M.D., the Company’s majority shareholder) or its designees and 96.0 million shares to the $45.0 million term loan lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of June 30, 2012, the fair value of the Omnibus Warrants was $528.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of its common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of June 30, 2012, the fair value of the Release Warrant was $382.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended June 30, 2012 and 2011 was $731 and $(3.3) million, respectively.

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

	June 30, 2012	March 31, 2012

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%
Expected volatility	65.1%	57.3%
Expected term (in years)	0.79	1.04

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The difference between the reported income tax provision (benefit) and the amount computed by multiplying income before income tax provision (benefit) in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The application of FASB Interpretation Number 18 requires the Company to compute the interim period income tax provision (benefit) by applying the estimated annual effective tax rate to the loss from continuing operations for the three months ended June 30, 2012, which resulted in the recognition of a tax expense for the three months ended June 30, 2012.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at June 30, 2012 could be realized and, based on this analysis, the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets as of June 30, 2012.

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

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of June 30, 2012, the maximum aggregate number of shares under the Plan was 23.5 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

No options were granted or exercised during the three months ended June 30, 2012 and 2011. All outstanding options were fully vested as of June 30 and March 31, 2012.

A summary of stock option activity for the three months ended June 30, 2012 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2012	8,235	$0.18
Granted	–	$–	$–
Exercised	–	$–
Forfeited or expired	(100)	$0.26
Outstanding, June 30, 2012	8,135	$0.18		2.4	$–
Exercisable at June 30, 2012	8,135	$0.18		2.4	$–

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended June 30, 2012 and 2011, the Company incurred expenses of $804 and $774, respectively. These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At June 30 and March 31, 2012, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $1.7 million and $3.9 million, respectively, in accrued employer contributions.

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

Since the Company incurred losses for the three months ended June 30, 2012 and 2011, the potential shares of common stock, consisting of approximately 411 million and 412 million shares, respectively, issuable under warrants and stock options, have been excluded from the calculations of diluted loss per share for those periods.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $45.0 million Loan. The Company remains primarily liable as the borrower under the $45.0 million Loan notwithstanding its guarantee by PCHI. The $45.0 million term loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of June 30, 2012, PCHI was owned 51% by various physician investors and 49% by Ganesha Realty LLC (“Ganesha”), which is managed by Dr. Chaudhuri.

The Company entered into a lease agreement dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI (Note 13). The amended lease terminates on the 25-year anniversary of the original lease (March 7, 2005), grants the Company the right to renew for one additional 25-year period, and requires combined annual base rental payments of $8.3 million for all the properties. However, until PCHI refinances the related $45.0 million term loan, the annual base rental payments are reduced to $7.3 million. In addition, the Company offsets, against its rental payments owed to PCHI, interest payments that it makes on the related $45.0 million term loan. Lease payments to PCHI and offsetting interest payments are eliminated in consolidation.

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

The Company determined that it provides the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $45.0 million term loan, and cross-collateralization of the Company's non-real estate assets to secure the $45.0 million term loan. The Company concluded that PCHI is a VIE and it is the primary beneficiary. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

PCHI's assets, liabilities, and deficiency are set forth below.

	June 30, 2012	March 31, 2012

Cash	$266	$68
Property, net	40,662	40,984
Other	283	207
Total assets	$41,211	$41,259

Debt (as guarantor)	$45,000	$45,000
Other	544	641
Total liabilities	45,544	45,641

Deficiency	(4,333)	(4,382)
Total liabilities and accumulated deficit	$41,211	$41,259

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

As noted above, PCHI is a guarantor on the $45.0 million term loan should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $2.0 million and $1.9 million were eliminated upon consolidation for the three months ended June 30, 2012 and 2011, respectively.

The Company has a lease commitment to PCHI (Note 13). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of June 30 and March 31, 2012, Dr. Chaudhuri and Mr. William E. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and the Company is the primary beneficiary, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

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

During fiscal year 2012, the Company recognized $31.9 million in revenue and recorded expenses of $15.9 million relating to the 2011 QAF.  During fiscal year 2011, the Company recognized $87.2 million in revenue and recorded expenses of $47.8 million relating to the 2010 QAF.

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”). Based on the most recent modeling prepared by the California Hospital Association, the Company anticipates making payments for provider fees and other expenses relating to the 2013 QAF of approximately $105.8 million and receiving approximately $235.5 million in revenues from the state ($79.4 million from the fee-for-service portion and $156.1 million from the managed care portion). No amounts have been recognized relating to the 2013 QAF pending resolution of CMS conditions of approval.

The Company cannot provide any assurances or estimates in connection with CMS’s final approval of the 2013 QAF or a possible continuation of the QAF program beyond December 31, 2013.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

CMS has established the final rule which requires eligible providers in their first year of participation in the Medicaid incentive payment program to demonstrate that they have adopted (acquired, purchased, or secured access to), or implemented, or upgraded to certified EHR technology in order to qualify for an incentive payment. During the second and subsequent years of the program, eligible providers are required to meet other criteria, including meaningful use, to receive additional funds. The Company has been awarded a total amount of $13.6 million under the Medicaid EHR incentive program, which will be earned and received over a four year period. The Company adopted certified EHR technology and it recognized other income of $6.8 million relative to the first year under the Medicaid EHR incentive program during fiscal year 2012.

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

GUARANTEE – At June 30, 2012, the Company continues to maintain an accrual for $1.8 million for a guarantee extended to UC Irvine Healthcare, a state supported teaching institution, to accept the transfer of an uninsured patient for a necessary higher level of care. The Company is contesting UC Irvine Healthcare’s position.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million. The base rent is subject to an annual Consumer Price Index increase on January 1 of each year; such increase shall not be less than 2% or more than 6% per year. As a result, the annual base rent as of January 1, 2012 is $7.7 million. If PCHI refinances the $45.0 million term loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $6.0 million and $6.2 million are included in the accompanying unaudited condensed consolidated balance sheets as of June 30 March 31, 2012, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE – The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2012, the Company had accrued $12.0 million and $11.5 million, respectively, which is comprised of $5.4 million and $4.5 million, respectively, in incurred and reported claims, along with $6.6 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $3.6 million and $3.0 million are included in other prepaid expenses and current assets as of June 30 and March 31, 2012, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2012, the Company had accrued $643 and $673, respectively, comprised of $318 and $338, respectively, in incurred and reported claims, along with $325 and $335, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at June 30 and March 31, 2012 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of June 30 and March 31, 2012, the Company had accrued $1.6 million and $2.2 million, respectively, in estimated IBNR.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of June 30, 2012, the Company finances various insurance policies at an interest rate of 4.39% per annum. The Company incurred finance charges relating to such policies of $17 and $12 for the three months ended June 30, 2012 and 2011, respectively. As of June 30 and March 31, 2012, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	June 30, 2012	March 31, 2012

Prepaid insurance	$1,995	$366

Accrued insurance premiums	$69	$60
(Included in other current liabilities)

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

There have been no material developments in the matters identified in the Company’s Form 10-K filed with the SEC on June 22, 2012.

NOTE 14 – SUBSEQUENT EVENTS

On August 1, 2012, the Company entered into Amendment No. 3 to Credit and Security Agreement (the “Revolving Loan Amendment”), which amends the Revolving Loan Agreement.

Under the Revolving Loan Amendment, the minimum Revolving Loan Commitment Amount under the Revolving Loan Agreement was increased from $14.0 million to $30.0 million, and the Company agreed to pay to the Lenders an origination fee of 1.0% of the Lenders’ increased commitment under the Revolving Loan Amendment, or $160.

In addition, under the Revolving Loan Amendment, the lockbox requirements under the Revolving Loan Agreement were amended to provide that in the event the Revolving Loan Commitment Amounts are $30.0 million or less during any period prior to March 31, 2013, or $20.0 million or less thereafter (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are deposited into any Lockbox Account, as defined, to a different bank account designated by the Company, subject to the other terms and conditions contained in the Revolving Loan Agreement.

Also on August 1, 2012, the Company entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the Term Loan Credit Agreement.

Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Term Loan Credit Agreement in connection with the Company’s execution of the Revolving Loan Amendment. In addition, the provisions in the Term Loan Credit Agreement that provide for mandatory prepayment of the Company’s outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, the Company agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount of the Term Loan Credit Agreement.

On August 1, 2012, the Company borrowed $9.5 million under its amended Revolving Loan Agreement and used the funds to pay the first installment fee of $9.5 million under the 2013 QAF.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed on June 22, 2012 that may cause our Company's or our industry's actual results, levels of activity, performance, or achievements to be materially different from those expressed or implied by these forward-looking statements.

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

We receive all of our inpatient service revenues from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services, through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations, and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $15.1 million and a working capital deficit of $64.5 million at June 30, 2012.  For the three months ended June 30, 2012, we had a net loss of $3.5 million. As discussed below, the stated maturity date of our $45.0 million term loan with Silver Point is April 13, 2013.  If we are unable to refinance, restructure or extend our obligation to repay the principal amount by the maturity date, such failure would constitute a default under the credit agreement with Silver Point and our other loan facilities, which would permit Silver Point and our other lenders to seize our assets and those of our variable interest entity, PCHI. Any actions by Silver Point or our other lenders to enforce their rights by seizing our assets could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock.

Key items for the three months ended June 30, 2012 included:

1.	Net patient service revenues (patient service revenues, net of contractual allowances and discounts, less provision for doubtful accounts) for the three months ended June 30, 2012 and 2011 were $81.7 million and $80.0 million, respectively, representing an increase of $1.7 million, or 2.1%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $2.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Inpatient admissions decreased by 3.8% to 5.1 for the three months ended June 30, 2012 compared to 5.3 for the three months ended June 30, 2011. The decline in admissions is primarily related to reductions in managed care, shifts from inpatient to outpatient observation, and obstetrics admissions.

Uninsured patients, as a percentage of gross charges (retail charges), were 5.4% for the three months ended June 30, 2012 compared to 4.8% for the three months ended June 30, 2011.

2.	Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the three months ended June 30, 2012 were $83.0 million, representing an increase of $1.2 million, or 1.5%, compared to the three months ended June 30, 2011. The most significant factor of this increase related to an increase in supplies of $1.1 million.

DEBT – As of June 30, 2012, we had the following credit facilities:

●	$45.0 million term loan under the Credit Agreement, dated as of October 9, 2007, as amended (the “Term Loan Credit Agreement”), by and among us, Silver Point Finance, LLC and its affiliates SPCP Group IV, LLC and SPCP Group, LLC (together with Silver Point Finance, LLC, “Silver Point”), and PCHI and Ganesha, as Credit Parties, bearing a fixed interest rate of 14.5% per year ($45.0 million outstanding balance at June 30, 2012). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●	$14.0 million revolving line of credit under the Credit and Security Agreement, dated as of August 30, 2010, as amended (the “Revolving Loan Agreement”), by and among us, MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as administrative agent and a lender, and Silicon Valley Bank, as a lender (collectively, the “Lenders”), bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at June 30, 2012) and an unused commitment fee of 0.625% per year ($14.0 million outstanding balance at June 30, 2012). For purposes of calculating interest, all payments we make on the revolving line of credit are subject to a six business day clearance period.

Our credit facilities contain various affirmative and negative covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, and the occurrence of events which have a material adverse effect on us. As of June 30, 2012, we were in compliance with all financial covenants.

Our outstanding debt consists of the following:

	June 30, 2012	March 31, 2012
Current:
Revolving line of credit	$14,000	$14,000
Term loan	45,000	–
	$59,000	$14,000

Noncurrent:
Term loan	$–	$45,000

On August 1, 2012, we entered into Amendment No. 3 to Credit and Security Agreement (the “Revolving Loan Amendment”), which amends the Revolving Loan Agreement.

Under the Revolving Loan Amendment, the minimum Revolving Loan Commitment Amount under the Revolving Loan Agreement was increased from $14.0 million to $30.0 million, and we agreed to pay to the Lenders an origination fee of 1.0% of the Lenders’ increased commitment under the Revolving Loan Amendment, or $160.

In addition, under the Revolving Loan Amendment, the lockbox requirements under the Revolving Loan Agreement were amended to provide that in the event the Revolving Loan Commitment Amounts are $30.0 million or less during any period prior to March 31, 2013, or $20.0 million or less thereafter (and assuming there is no Event of Default at the time), we would be permitted to transfer funds that are deposited into any Lockbox Account, as defined, to a different bank account designated by us, subject to the other terms and conditions contained in the Revolving Loan Agreement.

Also on August 1, 2012, we entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the Term Loan Credit Agreement.

Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Term Loan Credit Agreement in connection with our execution of the Revolving Loan Amendment. In addition, the provisions in the Term Loan Credit Agreement that provide for mandatory prepayment of our outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, we agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount of the Term Loan Credit Agreement.

On August 1, 2012, we borrowed $9.5 million under the amended Revolving Loan Agreement and used the funds to pay the first installment fee of $9.5 million under the 2013 QAF (see “HOSPITAL QUALITY ASSURANCE FEES”).

WARRANTS – On April 13, 2010, we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC Resolution Company (a company owned and controlled by Kali P. Chaudhuri, M.D., our majority shareholder) or its designees and 96.0 million shares to the $45.0 million Term Loan lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of June 30, 2012, the fair value of the Omnibus Warrants was $528.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of our common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits to us. As a result, we recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from our prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of June 30, 2012, the fair value of the Release Warrant was $382.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended June 30, 2012 and 2011 was $731 and $(3.3) million, respectively.

HOSPITAL QUALITY ASSURANCE FEES - In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans.

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

During fiscal year 2012, we recognized $31.9 million in revenue and recorded expenses of $15.9 million relating to the 2011 QAF.  During fiscal year 2011, we recognized $87.2 million in revenue and recorded expenses of $47.8 million relating to the 2010 QAF.

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”). Based on the most recent modeling prepared by the California Hospital Association, we anticipate making payments for provider fees and other expenses relating to the 2013 QAF of approximately $105.8 million and receiving approximately $235.5 million in revenues from the state ($79.4 million from the fee-for-service portion and $156.1 million from the managed care portion). No amounts have been recognized relating to the 2013 QAF pending resolution of CMS conditions of approval. On August 1, 2012, we paid the first installment fee of $9.5 million under the 2013 QAF (see “DEBT”).

We cannot provide any assurances or estimates in connection with CMS’s final approval of the 2013 QAF or a possible continuation of the QAF program beyond December 31, 2013.

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

CMS has established the final rule which requires eligible providers in their first year of participation in the Medicaid incentive payment program to demonstrate that they have adopted (acquired, purchased, or secured access to), or implemented, or upgraded to certified EHR technology in order to qualify for an incentive payment. During the second and subsequent years of the program, eligible providers are required to meet other criteria, including meaningful use, to receive additional funds. We have been awarded a total amount of $13.6 million under the Medicaid EHR incentive program, which will be earned and received over a four year period. We adopted certified EHR technology and recognized other income of $6.8 million relative to the first year under the Medicaid EHR incentive program during fiscal year 2012.

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by us to PCHI was increased from $5.4 million to $7.3 million. The base rent is subject to an annual Consumer Price Index increase on January 1 of each year; such increase shall not be less than 2% or more than 6% per year. As a result, the annual base rent as of January 1, 2012 is $7.7 million. If PCHI refinances the $45.0 million Term Loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES – The State of California has imposed hospital seismic safety requirements. Under these requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of June 30, 2012.

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

CASH FLOW – Net cash used by operating activities for the three months ended June 30, 2012 and 2011 was $1.8 million and $5.4 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from non-controlling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”), totaled $(2.9) million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively. We provided (used) $1.0 million and $(7.5) million in working capital for the three months ended June 30, 2012 and 2011, respectively. Net used in payment of accounts payable, accrued compensation and benefits and other current liabilities was $3.5 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively. Cash provided by accounts receivable, net of provision for doubtful accounts, was $1.0 million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively.

Net cash used in investing activities during the three months ended June 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively. In the three months ended June 30, 2012 and 2011, we invested $0.6 million and $0.4 million in cash, respectively, in new property and equipment.

Net cash provided by (used in) financing activities for the three months ended June 30, 2012 and 2011 was $(0.5) million and $0.1 million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three months ended June 30, 2012 and 2011 our unaudited condensed consolidated statements of operations expressed as a percentage of net patient service revenues.

	Three months ended June 30,
	2012		2011

Net patient service revenues	100.0%		100.0%

Operating expenses:
Salaries and benefits	64.9%		66.6%
Supplies	17.2%		16.2%
Other operating expenses	18.4%		18.1%
Depreciation and amortization	1.2%		1.4%
	101.7%		102.3%

Operating loss	(1.7%	)	(2.3%	)

Other income (expense):
Interest expense, net	(3.0%	)	(3.6%	)
Gain (loss) on warrants	0.9%		(4.1%	)
	(2.1%	)	(7.7%	)

Loss before income tax provision (benefit)	(3.8%	)	(10.0%	)
Income tax provision (benefit)	0.1%		(6.5%	)
Net loss	(3.9%	)	(3.5%	)
Net income attributable to noncontrolling interests	(0.4%	)	(0.2%	)
Net loss attributable to
Integrated Healthcare Holdings, Inc.	(4.3%	)	(3.7%	)

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

NET PATIENT SERVICE REVENUES – Net patient service revenues for the three months ended June 30, 2012 increased 2.1% compared to fiscal year 2012, from $80.0 million to $81.7 million. The provision for doubtful accounts for the three months ended June 30, 2012 was $9.9 million compared to $9.7 million for the three months ended June 30, 2011, representing a 2.1% increase.

Admissions for the three months ended June 30, 2012 decreased 3.8% compared to the same period in fiscal year 2012. The decline in admissions is the combined result of lower obstetrical deliveries, and psychiatric admissions. Net patient service revenues per admission increased 5.5% during the three months ended June 30, 2012. This increase was primarily due to an increase orthopedic surgeries and shifts from inpatient to outpatient observation.

Essentially all patient service revenues come from external customers. The largest payers are the Medicare and Medicaid (including Medicare and Medicaid managed care plans) programs accounting for 57% and 55% of the patient service revenues for the three months ended June 30, 2012 and 2011, respectively.

Uninsured patients, as a percentage of gross charges, increased to 5.4% from 4.8% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $2.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

OPERATING EXPENSES – Operating expenses for the three months ended June 30, 2012 increased to $83.0 million from $81.8 million, an increase of $1.2 million, or 1.5%, compared to the same period in fiscal year 2012. Operating expenses expressed as a percentage of net patient services revenues for the three months ended June 30, 2012 and 2011 were 101.7% and 102.3%, respectively. On a per admission basis, operating expenses increased 4.9%.

Salaries and benefits decreased $247 (0.5%) for the three months ended June 30, 2012 compared to the same period in fiscal year 2012.

Supplies increased $1.1 million (8.5%) for the three months ended June 30, 2012 compared to the same period in fiscal year 2012. The increase primarily related to increases in orthopedic supplies ($0.7 million) and pacemakers ($0.6 million).

Other operating expenses during the three months ended June 30, 2012 increased to $15.0 million from $14.5 million, an increase of $0.5 million, or 3.4%, compared to the same period in fiscal year 2012.

OPERATING LOSS – The operating loss for the three months ended June 30, 2012 and 2011 was $1.4 million and $1.8 million, respectively.

OTHER INCOME (EXPENSE) – Interest expense for the three months ended June 30, 2012 was $2.4 million compared to $2.8 million for the same period in fiscal year 2012. The decrease primarily related to the paydown of our revolving line of credit.

As of June 30, 2012, the fair value of our April Warrants aggregated $910.  A gain (loss) relating to the change in fair value of the April Warrants of $731 and $(3.3) million was recorded during the three months ended June 30, 2012 and 2011, respectively. See “WARRANTS.”

NET LOSS - Net loss for the three months ended June 30, 2012 and 2011 was $3.5 million and $2.9 million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement receivables (payables) of $(72) and $190 as of June 30 and March 31, 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $4.7 million and $4.9 million during the three months ended June 30, 2012 and 2011, respectively. The related revenue recorded for the three months ended June 30, 2012 and 2011, was $1.8 million and $3.4 million, respectively. As of June 30 and March 31, 2012, estimated DSH receivables were $2.1 million and $5.0 million, respectively.

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

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended June 30, 2012 and 2011 were approximately $2.5 million and $1.3 million, respectively.

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

INSURANCE - We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2012, we had accrued $12.0 million and $11.5 million, respectively, which is comprised of $5.4 million and $4.5 million, respectively, in incurred and reported claims, along with $6.6 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $3.6 million and $3.0 million are included in other prepaid expenses and current assets as of June 30 and March 31, 2012, respectively.

We have also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. We have a "guaranteed cost" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of June 30 and March 31, 2012, we had accrued $643 and $673, respectively, comprised of $318 and $338, respectively, in incurred and reported claims, along with $325 and $335, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintain an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at June 30 and March 31, 2012 were based upon projections. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our unaudited condensed consolidated financial statements. As of June 30 and March 31, 2012, we had accrued $1.6 million and $2.2 million, respectively, in estimated IBNR.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employer’s liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2012, the Company did not have any investment in, or outstanding liabilities under, market rate sensitive instruments. The Company does not enter into hedging instrument arrangements.

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

As of June 30, 2012, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There have been no material developments in the matters identified in the Company’s Form 10-K filed with the SEC on June 22, 2012.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.10	Amendment No. 3 to Credit and Security Agreement, dated August 1, 2012, by and among the Company, MidCap Funding IV, LLC, as Agent and lender, and Silicon Valley Bank, as lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on August 6, 2012).

10.11	Amendment No. 4 to Credit Agreement and Consent, dated August 1, 2012, by and among the Company, Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC and Silver Point Finance, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on August 6, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC

Dated: August 10, 2012	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)

