Form 10-Q
period 2012-09-30
Integrated Healthcare Holdings Inc
filed 2012-11-13
CIK 1051488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012; or

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________ to______________.

Commission File Number 0-23511

INTEGRATED HEALTHCARE HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	87-0573331
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1301 NORTH TUSTIN AVENUE
SANTA ANA, CALIFORNIA	92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

There were 255,307,262 shares outstanding of the registrant's common stock as of November 5, 2012.

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in 000's, except par value)

(unaudited)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,120	$11,829
Restricted cash	8	10
Accounts receivable, net of allowance for doubtful accounts of $20,257 and $18,201, respectively	54,423	53,599
Inventories of supplies, at cost	6,686	6,855
Due from governmental payers	7,848	5,183
Hospital quality assurance fees receivable	23,264	2,436
Prepaid expenses - hospital quality assurance fees	9,174	–
Prepaid insurance	1,368	366
Prepaid income taxes	2,149	892
Other prepaid expenses and current assets	11,956	8,339
Total current assets	126,996	89,509

Property and equipment, net	60,291	55,529
Debt issuance costs, net	–	64
Total assets	$187,287	$145,102

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$25,268	$14,000
Debt, current	46,350	–
Accounts payable	55,048	52,700
Accrued compensation and benefits	18,138	19,847
Accrued insurance retentions	13,296	14,377
Hospital quality assurance fees payable	28,519	–
Warrant liability, current	2,036	–
Other current liabilities	4,950	3,242
Total current liabilities	193,605	104,166

Debt, noncurrent	–	45,000
Warrant liability, noncurrent	–	1,641
Capital lease obligations, net of current portion of $1,059 and $891, respectively	7,113	5,944
Total liabilities	200,718	156,751

Commitments and contingencies

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Accumulated deficit	(72,720)	(71,828)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(9,554)	(8,662)
Noncontrolling interests	(3,877)	(2,987)
Total stockholders' deficiency	(13,431)	(11,649)

Total liabilities and stockholders' deficiency	$187,287	$145,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in 000's, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011

Patient service revenues (net of contractual allowances and discounts)	$139,371	$93,702	230,963	183,364
Provision for bad debts	(13,509)	(7,119)	(23,436)	(16,816)
Net patient service revenues	125,862	86,583	207,527	166,548

Operating expenses:
Salaries and benefits	53,287	53,160	106,278	106,398
Supplies	13,978	13,230	28,029	26,213
Other operating expenses	53,062	14,699	68,105	29,176
Depreciation and amortization	960	1,077	1,918	2,167
	121,287	82,166	204,330	163,954

Operating income	4,575	4,417	3,197	2,594

Other expense:
Interest expense, net	(3,018)	(2,480)	(5,450)	(5,322)
Gain (loss) on warrants	(1,125)	3,053	(395)	(217)
	(4,143)	573	(5,845)	(5,539)

Income (loss) before income tax provision (benefit)	432	4,990	(2,648)	(2,945)
Income tax provision (benefit)	(1,922)	4,400	(1,878)	(800)
Net income (loss)	2,354	590	(770)	(2,145)
Net (income) loss attributable to noncontrolling interests (Note 9)	228	(84)	(122)	(219)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$2,582	$506	$(892)	$(2,364)

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$0.01	$0.00	$(0.00)	$(0.01)
Diluted	$0.01	$0.00	$(0.00)	$(0.01)
Weighted average shares outstanding
Basic	255,307	255,307	255,307	255,307
Diluted	256,987	256,972	255,307	255,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(amounts in 000's)

(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, March 31, 2012	255,307	$255	$62,911	$(71,828)	$(2,987)	$(11,649)

Net income (loss)	–	–	–	(892)	122	(770)

Noncontrolling interests distributions	–	–	–	–	(1,012)	(1,012)

Balance, September 30, 2012	255,307	$255	$62,911	$(72,720)	$(3,877)	$(13,431)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in 000's)

(unaudited)

	Six months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(770)	$(2,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,918	2,167
Provision for doubtful accounts	23,436	16,816
Amortization of debt issuance costs	530	449
Loss on warrants	395	217
Changes in operating assets and liabilities:
Accounts receivable	(24,260)	(13,275)
Inventories of supplies	169	(250)
Due from governmental payers	(2,665)	(1,494)
Prepaid income taxes	(1,257)	(1,223)
Prepaid expenses - hospital quality assurance fees	(9,174)	(15,247)
Hospital quality assurance fees receivable	(20,828)	1,815
Prepaid insurance, other prepaid expenses and current assets, and other assets	(3,125)	(760)
Accounts payable	(1,209)	(3,724)
Accrued compensation and benefits	(1,709)	(1,595)
Unearned revenues - hospital quality assurance fees	–	18,386
Hospital quality assurance fees payable	28,519	–
Income taxes payable	–	(12,800)
Accrued insurance retentions and other current liabilities	459	(3,851)
Net cash used in operating activities	(9,571)	(16,514)

Cash flows from investing activities:
Decrease in restricted cash	2	13
Additions to property and equipment	(1,242)	(752)
Net cash used in investing activities	(1,240)	(739)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	11,268	919
Debt issuance costs, net	(610)	–
Noncontrolling interests distributions	(1,012)	(883)
Payments on capital lease obligations	(544)	(521)
Payment received - receivable from stockholders	–	132
Net cash provided by (used in) financing activities	9,102	(353)

Net decrease in cash and cash equivalents	(1,709)	(17,606)
Cash and cash equivalents, beginning of period	11,829	20,539
Cash and cash equivalents, end of period	$10,120	$2,933

Supplemental information:
Cash paid for interest	$4,590	$4,587
Cash paid for income taxes	$–	$13,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of the results for the entire 2013 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 22, 2012.

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

LIQUIDITY - As of September 30, 2012, the Company had a total stockholders’ deficiency of $13.4 million and a working capital deficit of $66.6 million.  For the three and six months ended September 30, 2012, the Company had net income (loss) of $2.6 million and $(0.9) million, respectively. At September 30, 2012, the Company had $4.7 million in additional availability under its revolving credit facility (Note 3). The stated maturity date of our $46.35 million term loan with Silver Point Finance, LLC and its affiliates SPCP Group IV, LLC and SPCP Group, LLC (collectively, “Silver Point”) is April 13, 2013.  If we are unable to refinance, restructure or extend our obligation to repay the principal amount by the maturity date, such failure would constitute a default under the credit agreement with Silver Point and our other loan facilities, which would permit Silver Point and our other lenders to seize our assets and those of our variable interest entity, PCHI. Any actions by Silver Point or our other lenders to enforce their rights by seizing our assets could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock.

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

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 65% and 55% of the patient service revenues for the three months ended September 30, 2012 and 2011, respectively, and 62% and 55% for the six months ended September 30, 2012 and 2011, respectively. No other payers represent a significant concentration of the Company's patient service revenues.

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

SEPTEMBER 30, 2012

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

The following is a summary of sources of patient service revenues (net of contractual allowances and discounts) before provision for bad debts:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Medicare	$11,830	$15,146	$26,592	$30,597
Medicaid	52,916	12,447	61,701	24,167
Managed care	52,730	50,185	104,430	99,240
Indemnity, self-pay and other	21,015	15,209	36,515	27,806
Miscellaneous	880	715	1,725	1,554
	$139,371	$93,702	$230,963	$183,364

 Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement receivables of $46 and $190 as of September 30 and March 31, 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received (repaid) supplemental payments of $(600) and $1.1 million during the three months ended September 30, 2012 and 2011, respectively, and $4.1 million and $5.9 million, during the six months ended September 30, 2012 and 2011, respectively. The related revenue recorded for the three months ended September 30, 2012 and 2011, was $5.1 million and $4.0 million, respectively, and $6.9 million and $7.4 million for the six months ended September 30, 2012 and 2011, respectively. As of September 30 and March 31, 2012, estimated DSH receivables were $7.8 million and $5.0 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $19.7 million and $18.2 million for the three months ended September 30, 2012 and 2011, respectively, and $43.3 million and $38.0 million for the six months ended September 30, 2012 and 2011, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended September 30, 2012 and 2011 were approximately $2.5 million and $2.5 million, respectively, and $4.6 million and $3.8 million for the six months ended September 30, 2012 and 2011, respectively.

The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in the accompanying unaudited condensed consolidated financial statements.

.

PROVISION FOR BAD DEBTS - The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

Effective March 31, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts relating to patient service revenues as a deduction from patient service revenues in the statement of operations rather than as an operating expense. All periods presented have been reclassified in accordance with the provisions of ASU 2011-07.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The following is a summary of the principal components of accounts receivable and due from government payers as of September 30 and March 31, 2012:

	September 30,	March 31,
	2012	2012
Accounts receivable:
Patient accounts receivable	$74,680	$71,800
Allowance for doubtful accounts	(20,257)	(18,201)
Accounts receivable, net	$54,423	$53,599

Due from government payers:
Settlement receivables	$46	$190
DSH	7,802	4,993
	$7,848	$5,183

The Company’s self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 5.0% and 11.3% as of September 30 and March 31, 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. As of September 30 and March 31, 2012, the allowance for doubtful accounts for self-pay uninsured was 96.1% and 90.3%, respectively, of self-pay uninsured patient accounts receivable. As of September 30 and March 31, 2012, the allowance for doubtful accounts for self-pay balance after insurance was 76.4% and 77.4%, respectively, of self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. As of September 30 and March 31, 2012, the allowance for doubtful accounts for managed care was 16.5% and 16.1%, respectively, of managed care patient accounts receivable.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for bad debts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for bad debts accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of September 30 and March 31, 2012 based on historical collections experience.

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

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the related credit facility’s life using the straight-line method. On August 1, 2012, the Company amended its debt and incurred an aggregate of $1.96 million in origination, consent, and amendment fees which are being amortized over the remaining lives of the respective credit facilities (Note 3). Debt issuance costs of $486 and $38 were amortized during the three months ended September 30, 2012 and 2011, respectively, and $530 and $449 during the six months ended September 30, 2012 and 2011, respectively.  At September 30 and March 31, 2012, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $1.65 million and $153, respectively, as the current portion of debt issuance costs.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy:

	Total	Level 1	Level 2	Level 3

Warrant liability at September 30, 2012	$2,036	–	–	$2,036
Warrant liability at March 31, 2012	$1,641	–	–	$1,641

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2012	$1,641
Change in fair value of warrant liability included in earnings	(730)
Balance at June 30, 2012	911
Change in fair value of warrant liability included in earnings	1,125
Balance at September 30, 2012	$2,036

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	March 31,
	2012	2012

Buildings	$36,536	$35,376
Land and improvements	13,523	13,523
Equipment	23,021	18,268
Construction in progress	–	1,160
Assets under capital leases	13,099	11,218
	86,179	79,545
Less accumulated depreciation	(25,888)	(24,016)

Property and equipment, net	$60,291	$55,529

Equipment at September 30 and March 31, 2012 includes $10.7 million and $4.6 million, respectively, relating to the Company’s ongoing development of its new electronic health record technology, which has not been placed into service (Note 12).

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

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of September 30, 2012.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

Also on August 1, 2012, the Company entered into Amendment No. 3 to Credit and Security Agreement (the “Revolving Loan Amendment”), which amends the Revolving Loan Agreement. Under the Revolving Loan Amendment, the minimum Revolving Loan Commitment Amount under the Revolving Loan Agreement was increased from $14.0 million to $30.0 million, and the Company agreed to pay to MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as administrative agent and a lender, and Silicon Valley Bank, as a lender (collectively, the “Lenders”) an origination fee of 1.0% of the Lenders’ increased commitment under the Revolving Loan Amendment, or $160.

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

As of September 30, 2012, the Company had the following credit facilities:

●	$46.35 million term loan under the Credit Agreement, dated as of October 9, 2007, as amended (the “Term Loan Credit Agreement”), by and among the Company, Silver Point, and PCHI and Ganesha Realty LLC (“Ganesha”), as Credit Parties, bearing a fixed interest rate of 14.5% per year ($46.35 million outstanding balance at September 30, 2012). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year. The stated maturity date for this Credit Agreement is April 13, 2013 and, accordingly, the term loan is reflected in the accompanying unaudited condensed consolidated balance sheet as current debt.

●	$30.0 million revolving line of credit under the Credit and Security Agreement, dated as of August 30, 2010, as amended (the “Revolving Loan Agreement”), by and among the Company, MidCap Funding IV, LLC, as assigned to it from the Lenders, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at September 30, 2012) and an unused commitment fee of 0.625% per year ($25.3 million outstanding balance at September 30, 2012). For purposes of calculating interest, all payments the Company makes on the revolving line of credit are subject to a six business day clearance period. The stated maturity date for this Revolving Loan Agreement is August 30, 2013. At September 30, 2012, the Company had $4.7 million in additional availability under its revolving credit facility.

The Company’s credit facilities contain various affirmative and negative covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, and the occurrence of events which have a material adverse effect on the Company. As of September 30, 2012, the Company was in compliance with all financial covenants.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The Company's outstanding debt consists of the following:

	September 30,	March 31,
	2012	2012

Current:
Revolving line of credit	$25,268	$14,000
Term loan	46,350	–
	$71,618	$14,000

Noncurrent:
Term loan	$–	$45,000

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC Resolution Company (a company owned and controlled by Kali P. Chaudhuri, M.D., the Company’s majority shareholder) or its designees and 96.0 million shares to the $46.35 million term loan lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. On April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of September 30, 2012, the fair value of the Omnibus Warrants was $1.181 million.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of its common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of September 30, 2012, the fair value of the Release Warrant was $855.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended September 30, 2012 and 2011 was $(1.126) million and $3.1 million, respectively, and $(395) and $(217) for the six months ended September 30, 2012 and 2011, respectively.

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

	September 30, 2012	March 31, 2012

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.2%
Expected volatility	31.4%	57.3%
Expected term (in years)	0.53	1.04

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The difference between the reported income tax provision (benefit) and the amount computed by multiplying income before income tax provision (benefit) in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The application of FASB Interpretation Number 18 requires the Company to compute the interim period income tax provision (benefit) by applying the estimated annual effective tax rate to the income (loss) from continuing operations for the three and six months ended September 30, 2012, which resulted in the recognition of a tax benefit for the three and six months ended September 30, 2012.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at September 30, 2012 could be realized and, based on this analysis, the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets as of September 30, 2012.

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

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of September 30, 2012, the maximum aggregate number of shares under the Plan was 23.5 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

No options were granted or exercised during the three and six months ended September 30, 2012 and 2011. All outstanding options were fully vested as of September 30 and March 31, 2012.

A summary of stock option activity for the six months ended September 30, 2012 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, March 31, 2012	8,235	$0.18
Granted	–	$–	$–
Exercised	–	$–
Forfeited or expired	(150)	$0.26
Outstanding, September 30, 2012	8,085	$0.18		2.2	$–
Exercisable at September 30, 2012	8,085	$0.18		2.2	$–

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended September 30, 2012 and 2011, the Company incurred expenses of $833 and $808, respectively, and $1.6 million and $1.6 million for the six months ended September 30, 2012 and 2011, respectively. These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At September 30 and March 31, 2012, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $2.4 million and $3.9 million, respectively, in accrued employer contributions.

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

Income per share for the three months ended September 30, 2012 and 2011 was computed as shown below. Stock options and warrants aggregating approximately 411 and 412 million shares were not included in the diluted calculations since they were anti-dilutive during the three months ended September 30, 2012 and 2011, respectively.

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Numerator:
Net income attributable to
Integrated Healthcare Holdings, Inc.	$2,582	$506

Denominator:
Weighted average common shares	255,307	255,307
Dilutive options	1,680	1,665
Denominator for diluted calculation	256,987	256,972

Income per share - basic	$0.01	$0.00
Income per share - diluted	$0.01	$0.00

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Since the Company incurred a loss for the six months ended September 30, 2012 and 2011, the potential shares of common stock consisting of approximately 413 and 414 million shares, respectively, issuable under warrants and stock options were not included in the diluted calculations since they were anti-dilutive.

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $46.35 million term loan. The Company remains primarily liable as the borrower under the $46.35 million term loan notwithstanding its guarantee by PCHI. The $46.35 million term loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of September 30, 2012, PCHI was owned 51% by various physician investors and 49% by Ganesha, which is managed by Dr. Chaudhuri.

The Company entered into a lease agreement dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI (Note 13). The amended lease terminates on the 25-year anniversary of the original lease (March 7, 2005), grants the Company the right to renew for one additional 25-year period, and requires combined annual base rental payments of $8.3 million for all the properties. However, until PCHI refinances the related $46.35 million term loan, the annual base rental payments are reduced to $7.3 million. In addition, the Company offsets, against its rental payments owed to PCHI, interest payments that it makes on the related $46.35 million term loan. Lease payments to PCHI and offsetting interest payments are eliminated in consolidation.

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

The Company determined that it provides the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $46.35 million term loan, and cross-collateralization of the Company's non-real estate assets to secure the $46.35 million term loan. The Company concluded that PCHI is a VIE and it is the primary beneficiary. Accordingly, the financial statements of PCHI are included in the accompanying unaudited condensed consolidated financial statements.

PCHI's assets, liabilities, and deficiency are set forth below.

	September 30, 2012	March 31, 2012
Cash	$101	$68
Property, net	40,340	40,984
Other	1,671	207
Total assets	$42,112	$41,259

Debt (as guarantor)	$46,350	$45,000
Other	640	641
Total liabilities	46,990	45,641

Deficiency	(4,878)	(4,382)
Total liabilities and accumulated deficit	$42,112	$41,259

As noted above, PCHI is a guarantor on the $46.35 million term loan should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss.

PCHI rental income and the Company’s related rental expense of $1.9 million and $1.9 million were eliminated upon consolidation for the three months ended September 30, 2012 and 2011, respectively, and $3.9 and $3.8 million for the six months ended September 30, 2012 and 2011, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The Company has a lease commitment to PCHI (Note 13). Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Note 2).

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of September 30 and March 31, 2012, Dr. Chaudhuri and Mr. William E. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and the Company is the primary beneficiary, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

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

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”).  In June 2012, the California State Legislature amended the hospital fee statute to recognize separate CMS approval of the fee-for-service portion and managed care portion of the 2013 QAF, which was further clarified in legislation approved by the governor of California in September 2012.  As a result, during the three months ended September 30, 2012, the Company recognized revenue of $38.7 million and expenses of $38.4 million relating to the fee-for-service portion of the 2013 QAF for the period from July 1, 2011 through September 30, 2012.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million. The base rent is subject to an annual Consumer Price Index increase on January 1 of each year; such increase shall not be less than 2% or more than 6% per year. As a result, the annual base rent as of January 1, 2012 is $7.7 million. If PCHI refinances the $46.35 million term loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $7.6 million and $6.2 million are included in the accompanying unaudited condensed consolidated balance sheets as of September 30 and March 31, 2012, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE – The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2012, the Company had accrued $10.7 million and $11.5 million, respectively, which is comprised of $4.6 million and $4.5 million, respectively, in incurred and reported claims, along with $6.1 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.7 million and $3.0 million are included in other prepaid expenses and current assets as of September 30 and March 31, 2012, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "paid loss plan" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2012, the Company had accrued $649 and $673, respectively, comprised of $342 and $338, respectively, in incurred and reported claims, along with $307 and $335, respectively, in estimated IBNR.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at September 30 and March 31, 2012 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of September 30 and March 31, 2012, the Company had accrued $1.9 million and $2.2 million, respectively, in estimated IBNR.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of September 30, 2012, the Company finances various insurance policies at an interest rate of 4.39% per annum. The Company incurred finance charges relating to such policies of $13 and $13 for the three months ended September 30, 2012 and 2011, respectively, and $25 and $25 for the six months ended September 30, 2012 and 2011, respectively. As of September 30 and March 31, 2012, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	September 30, 2012	March 31, 2012

Prepaid insurance	$1,368	$366

Accrued insurance premiums	$785	$-
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

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued equity securities to an existing shareholder and a new lender (see “WARRANTS”).

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $13.4 million and a working capital deficit of $66.6 million at September 30, 2012.  For the three and six months ended September 30, 2012, we had net income (loss) of $2.6 million and $(0.9) million, respectively. As discussed below, the stated maturity date of our $46.35 million term loan with Silver Point Finance, LLC and its affiliates SPCP Group IV, LLC and SPCP Group, LLC (collectively, “Silver Point”) is April 13, 2013.  If we are unable to refinance, restructure or extend our obligation to repay the principal amount by the maturity date, such failure would constitute a default under the credit agreement with Silver Point and our other loan facilities, which would permit Silver Point and our other lenders to seize our assets and those of our variable interest entity, PCHI. Any actions by Silver Point or our other lenders to enforce their rights by seizing our assets could force us into bankruptcy or liquidation, which would have a material adverse effect on our liquidity and financial position and the value of our common stock.

Key items for the six months ended September 30, 2012 included:

1.   Net patient service revenues (patient service revenues, net of contractual allowances and discounts, less provision for bad debts) for the six months ended September 30, 2012 and 2011 were $207.5 million and $166.5 million, respectively, representing an increase of $41.0 million, or 24.6%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $42.7 million for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The increase was primarily related to QAF revenues of $38.7 million recognized during the six months ended September 30, 2012 compared to $0 during the same period in fiscal 2012 (see “HOSPITAL QUALITY ASSURANCE FEES”).

Inpatient admissions decreased by 2.8% to 10.3 for the six months ended September 30, 2012 compared to 10.6 for the six months ended September 30, 2011. The decline in admissions is primarily related to reductions in managed care, shifts from inpatient to outpatient observation, and obstetrics admissions.

Uninsured patients, as a percentage of gross charges (retail charges), were 6.0% for the six months ended September 30, 2012 compared to 5.3% for the six months ended September 30, 2011.

2.   Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest for the six months ended September 30, 2012 were $204.3 million, representing an increase of $40.4 million, or 24.6%, compared to the six months ended September 30, 2011. The increase is primarily related to QAF expenses of $38.3 million incurred during the six months ended September 30, 2012 compared to $0 during the same period in fiscal year 2012.

DEBT – On August 1, 2012, we entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the Term Loan Credit Agreement.  Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Term Loan Credit Agreement in connection with our execution of the Revolving Loan Amendment. In addition, the provisions in the Term Loan Credit Agreement that provide for mandatory prepayment of our outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, we agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount of the Term Loan Credit Agreement.

Also on August 1, 2012, we entered into Amendment No. 3 to Credit and Security Agreement (the “Revolving Loan Amendment”), which amends the Revolving Loan Agreement. Under the Revolving Loan Amendment, the minimum Revolving Loan Commitment Amount under the Revolving Loan Agreement was increased from $14.0 million to $30.0 million, and we agreed to pay to MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as administrative agent and a lender, and Silicon Valley Bank, as a lender (collectively, the “Lenders”) an origination fee of 1.0% of the Lenders’ increased commitment under the Revolving Loan Amendment, or $160.

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

As of September 30, 2012, we had the following credit facilities:

●	$46.35 million term loan under the Credit Agreement, dated as of October 9, 2007, as amended (the “Term Loan Credit Agreement”), by and among us, Silver Point, and PCHI and Ganesha Realty LLC (“Ganesha”), as Credit Parties, bearing a fixed interest rate of 14.5% per year ($46.35 million outstanding balance at September 30, 2012). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●	$30.0 million revolving line of credit under the Credit and Security Agreement, dated as of August 30, 2010, as amended (the “Revolving Loan Agreement”), by and among us, and the Lenders, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at September 30, 2012) and an unused commitment fee of 0.625% per year ($25.3 million outstanding balance at September 30, 2012). For purposes of calculating interest, all payments we make on the revolving line of credit are subject to a six business day clearance period. At September 30, 2012, we had $4.7 million in additional availability under our revolving credit facility.

Our credit facilities contain various affirmative and negative covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, and the occurrence of events which have a material adverse effect on us. As of September 30, 2012, we were in compliance with all financial covenants.

Our outstanding debt consists of the following:

	September 30,	March 31,
	2012	2012

Current:
Revolving line of credit	$25,268	$14,000
Term loan	46,350	–
	$71,618	$14,000

Noncurrent:
Term loan	$–	$45,000

WARRANTS – On April 13, 2010, we issued warrants (the “Omnibus Warrants”) to purchase our common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC Resolution Company (a company owned and controlled by Kali P. Chaudhuri, M.D., our majority shareholder) or its designees and 96.0 million shares to the $46.35 million term loan lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of September 30, 2012, the fair value of the Omnibus Warrants was $1.181 million.

In addition, on April 13, 2010, we issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of our common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling us to recover amounts due from our prior lender and a $1.0 million reduction in principal of our outstanding debt, among other benefits to us. As a result, we recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from our prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of September 30, 2012, the fair value of the Release Warrant was $855.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended September 30, 2012 and 2011 was $(1.126) million and $3.1 million, respectively, and $(395) and $(217) for the six months ended September 30, 2012 and 2011, respectively.

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

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”).  In June 2012, the California State Legislature amended the hospital fee statute to recognize separate CMS approval of the fee-for-service portion and managed care portion of the 2013 QAF, which was further clarified in legislation approved by the governor of California in September 2012.  As a result, during the three months ended September 30, 2012, we recognized revenue of $38.7 million and expenses of $38.4 million relating to the fee-for-service portion of the 2013 QAF for the period from July 1, 2011 through September 30, 2012.

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

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by us to PCHI was increased from $5.4 million to $7.3 million. The base rent is subject to an annual Consumer Price Index increase on January 1 of each year; such increase shall not be less than 2% or more than 6% per year. As a result, the annual base rent as of January 1, 2012 is $7.7 million. If PCHI refinances the $46.35 million term loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES – The State of California has imposed hospital seismic safety requirements. Under these requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of September 30, 2012.

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

CASH FLOW – Net cash used by operating activities for the six months ended September 30, 2012 and 2011 was $9.6 million and $16.5 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for bad debts and net income from non-controlling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”)), totaled $2.1 million and $0.7 million for the six months ended September 30, 2012 and 2011, respectively. We used $11.6 million and $17.2 million (including $12.8 million for income taxes) in working capital for the six months ended September 30, 2012 and 2011, respectively. Net cash used in payment of accounts payable, accrued compensation and benefits and other current liabilities was $2.5 million and $9.2 million for the six months ended September 30, 2012 and 2011, respectively. Cash provided (used) by accounts receivable, net of provision for bad debts, was $(0.8) million and $3.5 million for the six months ended September 30, 2012 and 2011, respectively.

Net cash used in investing activities during the six months ended September 30, 2012 and 2011 was $1.2 million and $0.7 million, respectively. In the six months ended September 30, 2012 and 2011, we invested $1.2 million and $0.8 million in cash, respectively, in new property and equipment.

Net cash provided by (used in) financing activities for the six months ended September 30, 2012 and 2011 was $9.1 million and $(0.4) million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and six months ended September 30, 2012 and 2011 our unaudited condensed consolidated statements of operations expressed as a percentage of net patient service revenues.

	Three months ended September 30,				Six months ended September 30,
	2012		2011		2012		2011

Net patient service revenues	100.0%		100.0%		100.0%		100.0%

Operating expenses:
Salaries and benefits	42.3%		61.4%		51.2%		63.9%
Supplies	11.1%		15.3%		13.5%		15.7%
Other operating expenses	42.2%		17.0%		32.9%		17.5%
Depreciation and amortization	0.8%		1.2%		0.9%		1.3%
	96.4%		94.9%		98.5%		98.4%

Operating income	3.6%		5.1%		1.5%		1.6%

Other expense:
Interest expense, net	(2.4%	)	(2.9%	)	(2.6%	)	(3.2%	)
Income (loss) on warrants	(0.9%	)	3.5%		(0.2%	)	(0.1%	)
	(3.3%	)	0.6%		(2.8%	)	(3.3%	)

Income (loss) before income tax provision (benefit)	0.3%		5.7%		(1.3%	)	(1.7%	)
Income tax provision (benefit)	(1.5%	)	5.1%		(0.9%	)	(0.5%	)
Net income (loss)	1.8%		0.6%		(0.4%	)	(1.2%	)
Net (income) loss attributable to noncontrolling interests	0.2%		(0.1%	)	(0.1%	)	(0.1%	)
Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	2.0%		0.5%		(0.5%	)	(1.3%	)

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

NET PATIENT SERVICE REVENUES – Net patient service revenues for the three months ended September 30, 2012 increased 45.4% compared to fiscal year 2012, from $86.6 million to $125.9 million. The increase was primarily related to QAF revenues of $38.7 million recognized during the three months ended September 30, 2012 compared to $0 during the same period in fiscal 2012. The provision for bad debts for the three months ended September 30, 2012 was $13.5 million compared to $7.1 million for the three months ended September 30, 2011, representing a 90.1% increase.  The primary reason for the increase in the provision for bad debts relates to the termination of Section 1011 of the Medicare Modernization Act of 2003 program in January 2012. Section 1011 provided federal funding of emergency health services for “eligible aliens.” During the three months ended September 30, 2011, patient service revenues recorded under Section 1011 were reduced by contractual allowances and discounts whereas patient service revenues related to the same type of services provided after the termination of Section 1011 are adjusted to net patient service revenues through the provision for bad debts.

Admissions for the three months ended September 30, 2012 decreased 0.9% compared to the same period in fiscal year 2012. The decline in admissions is the combined result of lower obstetrical deliveries, and psychiatric admissions. Net patient service revenues per admission increased 46.6% during the three months ended September 30, 2012. This increase was primarily due to an increase orthopedic surgeries and shifts from inpatient to outpatient observation.

Essentially all patient service revenues come from external customers. The largest payers are the Medicare and Medicaid (including Medicare and Medicaid managed care plans) programs accounting for 65% and 55% of the patient service revenues for the three months ended September 30, 2012 and 2011, respectively.

Uninsured patients, as a percentage of gross charges, increased to 6.6% from 5.8% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $39.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

OPERATING EXPENSES – Operating expenses for the three months ended September 30, 2012 increased to $121.3 million from $82.2 million, an increase of $39.1 million, or 47.6%, compared to the same period in fiscal year 2012. Operating expenses expressed as a percentage of net patient services revenues for the three months ended September 30, 2012 and 2011 were 96.4% and 94.9%, respectively. On a per admission basis, operating expenses increased 48.9%. The increase is primarily related to QAF expenses of $38.3 million incurred during the three months ended September 30, 2012 compared to $0 during the same period in fiscal year 2012.

Salaries and benefits increased $127 (0.2%) for the three months ended September 30, 2012 compared to the same period in fiscal year 2012.

Supplies increased $748 (5.7%) for the three months ended September 30, 2012 compared to the same period in fiscal year 2012. The increase primarily related to increases in orthopedic supplies and pacemakers.

Other operating expenses during the three months ended September 30, 2012 increased to $53.1 million from $14.7 million, an increase of $38.4 million, or 261.2%, compared to the same period in fiscal year 2012. The increase is primarily related to QAF expenses of $38.3 million incurred during the three months ended September 30, 2012 compared to $0 during the same period in fiscal year 2012.

OPERATING INCOME – The operating income for the three months ended September 30, 2012 and 2011 was $4.6 million and $4.4 million, respectively.

OTHER INCOME (EXPENSE) – Interest expense for the three months ended September 30, 2012 was $3.0 million compared to $2.5 million for the same period in fiscal year 2012. The increase primarily related to increased drawdowns on our revolving line of credit.

As of September 30, 2012, the fair value of our April Warrants aggregated $2.0 million.  A gain (loss) relating to the change in fair value of the April Warrants of $(1.1) million and $3.1 million was recorded during the three months ended September 30, 2012 and 2011, respectively. See “WARRANTS.”

NET INCOME – Net income for the three months ended September 30, 2012 and 2011 was $2.6 million and $0.5 million, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2011

NET PATIENT SERVICE REVENUES – Net patient service revenues for the six months ended September 30, 2012 increased 24.6% compared to fiscal year 2012, from $166.5 million to $207.5 million. The increase was primarily related to QAF revenues of $38.7 million recognized during the six months ended September 30, 2012 compared to $0 during the same period in fiscal 2012. The provision for bad debts for the six months ended September 30, 2012 was $23.4 million compared to $16.8 million for the six months ended September 30, 2011, representing a 39.3% increase. The primary reason for the increase in the provision for bad debts relates to the termination of Section 1011 of the Medicare Modernization Act of 2003 program in January 2012. Section 1011 provided federal funding of emergency health services for “eligible aliens.” During the six months ended September 30, 2011, patient service revenues recorded under Section 1011 were reduced by contractual allowances and discounts whereas patient service revenues related to the same type of services provided after the termination of Section 1011 are adjusted to net patient service revenues through the provision for bad debts.

Admissions for the six months ended September 30, 2012 decreased 2.8% compared to the same period in fiscal year 2012. The decline in admissions is the combined result of lower obstetrical deliveries, and psychiatric admissions. Net patient service revenues per admission increased 27.2% during the six months ended September 30, 2012. This increase was primarily due to an increase orthopedic surgeries and shifts from inpatient to outpatient observation.

Essentially all patient service revenues come from external customers. The largest payers are the Medicare and Medicaid (including Medicare and Medicaid managed care plans) programs accounting for 62% and 55% of the patient service revenues for the six months ended September 30, 2012 and 2011, respectively.

Uninsured patients, as a percentage of gross charges, increased to 6.0% from 5.3% for the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $42.7 million for the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

OPERATING EXPENSES – Operating expenses for the six months ended September 30, 2012 increased to $204.3 million from $164.0 million, an increase of $40.3 million, or 24.6%, compared to the same period in fiscal year 2012. Operating expenses expressed as a percentage of net patient services revenues for the six months ended September 30, 2012 and 2011 were 98.5% and 98.4%, respectively. On a per admission basis, operating expenses increased 27.2%. The increase is primarily related to QAF expenses of $38.3 million incurred during the six months ended September 30, 2012 compared to $0 during the same period in fiscal year 2012.

Salaries and benefits decreased $120 (0.1%) for the six months ended September 30, 2012 compared to the same period in fiscal year 2012.

Supplies increased $1.8 million (6.9%) for the six months ended September 30, 2012 compared to the same period in fiscal year 2012. The increase primarily related to increases in orthopedic supplies and pacemakers.

Other operating expenses during the six months ended September 30, 2012 increased to $68.1 million from $29.2 million, an increase of $38.9 million, or 133.2%, compared to the same period in fiscal year 2012. The increase is primarily related to QAF expenses of $38.3 million incurred during the six months ended September 30, 2012 compared to $0 during the same period in fiscal year 2012.

OPERATING INCOME – The operating income for the six months ended September 30, 2012 and 2011 was $3.2 million and $2.6 million, respectively.

OTHER INCOME (EXPENSE) – Interest expense for the six months ended September 30, 2012 was $5.5 million compared to $5.3 million for the same period in fiscal year 2012. The increase primarily related to increased drawdowns on our revolving line of credit.

As of September 30, 2012, the fair value of our April Warrants aggregated $2.0 million.  A loss relating to the change in fair value of the April Warrants of $395 and $217 was recorded during the six months ended September 30, 2012 and 2011, respectively. See “WARRANTS.”

NET LOSS - Net loss for the six months ended September 30, 2012 and 2011 was $0.9 million and $2.4 million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement receivables of $46 and $190 as of September 30 and March 31, 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received (repaid) supplemental payments of $(600) and $1.1 million during the three months ended September 30, 2012 and 2011, respectively, and $4.1 million and $5.9 million during the six months ended September 30, 2012 and 2011, respectively. The related revenue recorded for the three months ended September 30, 2012 and 2011, was $5.1 million and $4.0 million, respectively, and $6.9 million and $7.4 million for the six months ended September 30, 2012 and 2011, respectively. As of September 30 and March 31, 2012, estimated DSH receivables were $7.8 million and $5.0 million, respectively.

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $19.7 million and $18.2 million for the three months ended September 30, 2012 and 2011, respectively, and $43.3 million and $38.0 million for the six months ended September 30, 2012 and 2011, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. We believe the estimation and review process allows for timely identification of instances where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended September 30, 2012 and 2011 were approximately $2.5 million and $2.5 million, respectively, and $4.6 million and $3.8 million for the six months ended September 30, 2012 and 2011, respectively.

We are not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for in our consolidated financial statements.

PROVISION FOR BAD DEBTS - We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Hospitals estimate this allowance based on the aging of their accounts receivable, historical collections experience for each type of payer and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

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

Effective March 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense.

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

INSURANCE - We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2012, we had accrued $10.7 million and $11.5 million, respectively, which is comprised of $4.6 million and $4.5 million, respectively, in incurred and reported claims, along with $6.1 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.7 million and $3.0 million are included in other prepaid expenses and current assets as of September 30 and March 31, 2012, respectively.

We have also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. We have a "paid loss plan" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2012, we had accrued $649 and $673, respectively, comprised of $342 and $338, respectively, in incurred and reported claims, along with $307 and $335, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintain an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at September 30 and March 31, 2012 were based upon projections. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our unaudited condensed consolidated financial statements. As of September 30 and March 31, 2012, we had accrued $1.9 million and $2.2 million, respectively, in estimated IBNR.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employer’s liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2012, the Company did not have any investment in, or outstanding liabilities under, market rate sensitive instruments. The Company does not enter into hedging instrument arrangements.

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

As of September 30, 2012, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.10	Amendment No. 3 to Credit and Security Agreement, dated August 1, 2012, by and among the Company, MidCap Funding IV, LLC, as Agent and lender, and Silicon Valley Bank, as lender (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on August 6, 2012).

10.11	Amendment No. 4 to Credit Agreement and Consent, dated August 1, 2012, by and among the Company, Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC and Silver Point Finance, LLC (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on August 6, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 13, 2012	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)

