Form 10-Q
period 2012-12-31
Integrated Healthcare Holdings Inc
filed 2013-02-12
CIK 1051488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012; or

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number 0-23511

INTEGRATED HEALTHCARE HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	87-0573331
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1301 NORTH TUSTIN AVENUE
SANTA ANA, CALIFORNIA	92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(714) 953-3503 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

There were 255,307,262 shares outstanding of the registrant's common stock as of December 31, 2012.

1

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in 000's, except par value)

(unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,175	$11,829
Restricted cash	9	10
Accounts receivable, net of allowance for doubtful accounts of $23,656 and $18,201, respectively	59,035	53,599
Inventories of supplies, at cost	6,788	6,855
Due from governmental payers	6,710	5,183
Hospital quality assurance receivable	7,722	2,436
Prepaid insurance	741	366
Prepaid income taxes	2,238	892
Other prepaid expenses and current assets	8,719	8,339
Total current assets	102,137	89,509

Property and equipment, net	61,861	55,529
Debt issuance costs, net	–	64
Total assets	$163,998	$145,102

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit	$28,806	$14,000
Accounts payable	62,768	52,700
Accrued compensation and benefits	20,171	19,847
Accrued insurance retentions	11,846	14,377
Hospital quality assurance payable	7,225	–
Warrant liability, current	134	–
Due to governmental payers	414	–
Other current liabilities	4,043	3,242
Total current liabilities	135,407	104,166

Debt, noncurrent	46,350	45,000
Warrant liability, noncurrent	3,084	1,641
Capital lease obligations, net of current portion of $1,035 and $891, respectively	6,938	5,944
Total liabilities	191,779	156,751

Commitments, contingencies and subsequent events

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Accumulated deficit	(86,092)	(71,828)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(22,926)	(8,662)
Noncontrolling interests	(4,855)	(2,987)
Total stockholders' deficiency	(27,781)	(11,649)

Total liabilities and stockholders' deficiency	$163,998	$145,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in 000's, except per share amounts)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Patient service revenues (net of contractual allowances and discounts)	$101,020	$123,033	$331,983	$306,398
Provision for bad debts	(11,995)	(9,034)	(35,430)	(25,851)
Net patient service revenues	89,025	113,999	296,553	280,547

Operating expenses:
Salaries and benefits	54,391	56,101	160,669	162,499
Supplies	13,969	14,004	41,998	40,217
Other operating expenses	28,967	32,038	97,072	61,213
Depreciation and amortization	1,029	997	2,947	3,164
	98,356	103,140	302,686	267,093

Operating income (loss)	(9,331)	10,859	(6,133)	13,454

Other expense:
Interest expense, net	(3,389)	(2,446)	(8,838)	(7,768)
Income from electronic health records incentive program		6,802		6,802
Gain (loss) on warrants	(1,182)	256	(1,577)	39
	(4,571)	4,612	(10,415)	(927)

Income (loss) before income tax provision (benefit)	(13,902)	15,471	(16,548)	12,527
Income tax provision (benefit)	(89)	2,812	(1,967)	2,012
Net income (loss)	(13,813)	12,659	(14,581)	10,515
Net (income) loss attributable to noncontrolling interests (Note 9)	439	(117)	317	(336)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$(13,374)	$12,542	$(14,264)	$10,179

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.05)	$0.05	$(0.06)	$0.04
Diluted	$(0.05)	$0.05	$(0.06)	$0.04
Weighted average shares outstanding
Basic	255,307	255,307	255,307	255,307
Diluted	255,307	256,839	255,307	256,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(amounts in 000's)

(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, March 31, 2012	255,307	$255	$62,911	$(71,828)	$(2,987)	$(11,649)

Net loss	–	–	–	(14,264)	(317)	(14,581)

Noncontrolling interests distributions	–	–	–	–	(1,551)	(1,551)

Balance, December 31, 2012	255,307	$255	$62,911	$(86,092)	$(4,855)	$(27,781)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in 000's)

(unaudited)

	Nine months ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(14,581)	$10,515
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,947	3,164
Provision for doubtful accounts	35,430	25,851
Amortization of debt issuance costs	1,248	487
Loss on warrants	1,577	(39)
Changes in operating assets and liabilities:
Accounts receivable	(40,866)	(23,523)
Inventories of supplies	67	(572)
Due from governmental payers	(1,527)	(302)
Prepaid income taxes	(1,346)	–
Hospital quality assurance fees receivable	(5,286)	(11,681)
Electronic health records incentive program receivable	–	(4,191)
Prepaid insurance, other prepaid expenses and current assets, and other assets	21	348
Accounts payable	10,068	453
Accrued compensation and benefits	324	301
Due to governmental payers	414	–
Hospital quality assurance fees payable	7,225	–
Income taxes payable	–	(10,776)
Accrued insurance retentions and other current liabilities	(1,874)	(3,822)
Net cash used in operating activities	(6,159)	(13,787)

Cash flows from investing activities:
Decrease in restricted cash	1	13
Additions to property and equipment	(7,368)	(1,678)
Net cash used in investing activities	(7,367)	(1,665)

Cash flows from financing activities:
Proceeds from revolving line of credit	14,806	919
Debt issuance costs	(610)	–
Noncontrolling interests distributions	(1,551)	(1,414)
Payments on capital lease obligations	(773)	(724)
Payment received - receivable from stockholders	–	132
Net cash provided by (used in) financing activities	11,872	(1,087)

Net decrease in cash and cash equivalents	(1,654)	(16,539)
Cash and cash equivalents, beginning of period	11,829	20,539
Cash and cash equivalents, end of period	$10,175	$4,000

Supplemental information:
Cash paid for interest	$7,147	$6,641
Cash paid for income taxes	$–	$13,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of the results for the entire 2013 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 22, 2012.

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

LIQUIDITY - As of December 31, 2012, the Company had a total stockholders’ deficiency of $28 million and a working capital deficit of $33 million.  For the three and nine months ended December 31, 2012, the Company had net loss of $13 million and $14 million, respectively. At December 31, 2012, the Company had $1 million in additional availability under its revolving credit facility (Note 3).

DESCRIPTION OF BUSINESS - Effective March 8, 2005, the Company acquired four hospitals from subsidiaries of Tenet Healthcare Corporation (the "Acquisition"). The Company owns and operates the four community-based hospitals (the "Hospitals") located in southern California, which are:

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

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 59% and 64% of the patient service revenues for the three months ended December 31, 2012 and 2011, respectively, and 61% and 59% for the nine months ended December 31, 2012 and 2011, respectively. No other payers represent a significant concentration of the Company's patient service revenues.

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

DECEMBER 31, 2012

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

The following is a summary of sources of patient service revenues (net of contractual allowances and discounts) before provision for bad debts:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Medicare	$14,654	$14,474	$41,246	$45,071
Medicaid	20,340	42,402	82,041	66,569
Managed care	48,453	50,081	152,883	149,321
Indemnity, self-pay and other	16,828	15,326	53,343	43,132
Miscellaneous	745	750	2,470	2,304
	$101,020	$123,033	$331,983	$306,398

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement (payables) receivables of ($414) and $190 as of December 31 and March 31, 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $5.5 million and $4.0 million during the three months ended December 31, 2012 and 2011, respectively, and $9.6 million and $9.9 million during the nine months ended December 31, 2012 and 2011, respectively. The related revenue recorded for the three months ended December 31, 2012 and 2011, was $4.4 million and $3.1 million, respectively, and $11.3 million and $10.5 million for the nine months ended December 31, 2012 and 2011, respectively. As of December 31 and March 31, 2012, estimated DSH receivables were $6.7 million and $5.0 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $24.4 million and $26.2 million for the three months ended December 31, 2012 and 2011, respectively, and $79.8 million and $72.3 million for the nine months ended December 31, 2012 and 2011, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended December 31, 2012 and 2011 were approximately $1.9 million and $2.5 million, respectively, and $6.5 million and $6.3 million for the nine months ended December 31, 2012 and 2011, respectively.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The following is a summary of the principal components of accounts receivable and due from government payers as of December 31 and March 31, 2012:

	December 31,	March 31,
	2012	2012
Accounts receivable:
Patient accounts receivable	$82,691	$71,800
Allowance for doubtful accounts	(23,656)	(18,201)
Accounts receivable, net	$59,035	$53,599

Due from government payers:
Settlement receivables	$–	$190
DSH	6,710	4,993
	$6,710	$5,183

Due to government payers:
Settlement payables	$414	$–
	$414	$–

The Company’s self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 4.9% and 11.3% as of December 31 and March 31, 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. As of December 31 and March 31, 2012, the allowance for doubtful accounts for self-pay uninsured was 96.1% and 90.3%, respectively, of self-pay uninsured patient accounts receivable. As of December 31 and March 31, 2012, the allowance for doubtful accounts for self-pay balance after insurance was 75.4% and 77.4%, respectively, of self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. As of December 31 and March 31, 2012, the allowance for doubtful accounts for managed care was 15.9% and 16.1%, respectively, of managed care patient accounts receivable.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for bad debts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for bad debts accounts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of December 31 and March 31, 2012 based on historical collections experience.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

LONG-LIVED ASSETS - The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated undiscounted future cash flows. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The estimates of future net cash flows are based on assumptions and projections believed by the Company to be reasonable and supportable. These assumptions take into account patient volumes, changes in payer mix, revenue, and expense growth rates and changes in legislation and other payer payment patterns.

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the related credit facility’s life using the straight-line method. On August 1, 2012, the Company amended its debt and incurred an aggregate of $1.96 million in origination, consent, and amendment fees which are being amortized over the remaining lives of the respective credit facilities (Note 3). Debt issuance costs of $718 and $38 were amortized during the three months ended December 31, 2012 and 2011, respectively, and $1,248 and $487 during the nine months ended December 31, 2012 and 2011, respectively.  At December 31 and March 31, 2012, prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets included $929 and $153, respectively, as the current portion of debt issuance costs.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy:

	Total	Level 1	Level 2	Level 3
Warrant liability at December 31, 2012	$3,218	–	–	$3,218
Warrant liability at March 31, 2012	$1,641	–	–	$1,641

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2012	$1,641
Change in fair value of warrant liability included in earnings	(730)
Balance at June 30, 2012	911
Change in fair value of warrant liability included in earnings	1,125
Balance at September 30, 2012	2,036
Change in fair value of warrant liability included in earnings	1,182
Balance at December 31, 2012	$3,218

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

DECEMBER 31, 2012

(UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	March 31,
	2012	2012

Buildings	$36,536	$35,376
Land and improvements	13,523	13,523
Equipment	25,588	18,268
Construction in progress	–	1,160
Assets under capital leases	13,129	11,218
	88,776	79,545
Less accumulated depreciation	(26,915)	(24,016)

Property and equipment, net	$61,861	$55,529

Equipment at December 31 and March 31, 2012 includes $11.7 million and $4.6 million, respectively, relating to the Company’s ongoing development of its new electronic health record technology, which has not been fully placed into service (Note 12).

The Hospitals are located in an area near active and substantial earthquake faults. The Hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of the Hospitals.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

The State of California has imposed hospital seismic safety requirements. Under these requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of December 31, 2012.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

NOTE 3 - DEBT

On August 1, 2012, the Company entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the Term Loan Credit Agreement.  Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Term Loan Credit Agreement in connection with the Company’s execution of the Revolving Loan Amendment. In addition, the provisions in the Term Loan Credit Agreement that provide for mandatory prepayment of the Company’s outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, the Company agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount under the Term Loan Credit Agreement.

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

In addition, pursuant to the Revolving Loan Amendment, the lockbox requirements under the Revolving Loan Agreement were amended to provide that in the event the Revolving Loan Commitment Amounts are $30.0 million or less during any period prior to March 31, 2013, or $20.0 million or less thereafter (and assuming there is no Event of Default at the time), the Company would be permitted to transfer funds that are deposited into any Lockbox Account, as defined, to a different bank account designated by the Company, subject to the other terms and conditions contained in the Revolving Loan Agreement.

As of December 31, 2012, the Company had the following credit facilities:

●	$46.35 million term loan under the Credit Agreement, dated as of October 9, 2007, as amended (the “Term Loan Credit Agreement”), by and among the Company, Silver Point, and PCHI and Ganesha Realty LLC (“Ganesha”), as Credit Parties, bearing a fixed interest rate of 14.5% per year ($46.35 million outstanding balance at December 31, 2012). If any event of default occurs and continues, the lender can increase the interest rate to 19.5% per year.

●	$30.0 million revolving line of credit under the Credit and Security Agreement, dated as of August 30, 2010, as amended (the “Revolving Loan Agreement”), by and among the Company, MidCap Funding IV, LLC, as assigned to it from the Lenders, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at December 31, 2012) and an unused commitment fee of 0.625% per year ($28.8 million outstanding balance at December 31, 2012). For purposes of calculating interest, all payments the Company makes on the revolving line of credit are subject to a six business day clearance period. The stated maturity date for this Revolving Loan Agreement is August 30, 2013. At December 31, 2012, the Company had $1.2 million in additional availability under its revolving credit facility.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

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

As described in Note 14, the Company entered into an Amendment on February 7, 2013, which changed the measurement period for the term loan facility. The next assessment date for which the Company is required to comply with the term loan financial covenants will be for the period ended June 30, 2013.

The Company did not meet the financial covenants for its revolving line of credit for the period ended December 31, 2012. Although the Company is not required to report compliance with the financial covenant for its revolving line of credit until 50 days after the fiscal quarter end, the Company is seeking the lenders’ consent to a potential non-compliance with this financial covenant.

The Company's outstanding debt consists of the following:

	December 31,	March 31,
	2012	2012

Current:
Revolving line of credit	$28,806	$14,000

Noncurrent:
Term loan	$46,350	$45,000

On February 7, 2013, the Company amended its $46.35 million term loan (Note 14).

NOTE 4 - COMMON STOCK WARRANTS

On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC Resolution Company (a company owned and controlled by Kali P. Chaudhuri, M.D., the Company’s majority shareholder) or its designees and 96.0 million shares to the $46.35 million term loan lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. On April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of December 31, 2012, the fair value of the Omnibus Warrants was $1.9 million.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of its common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of December 31, 2012, the fair value of the Release Warrant was $1.3 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended December 31, 2012 and 2011 was $(1,182) and $256, respectively, and $(1,577) and $39 for the nine months ended December 31, 2012 and 2011, respectively.

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

DECEMBER 31, 2012

(UNAUDITED)

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows.

	December 31, 2012	March 31, 2012

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.2%
Expected volatility	32.5%	57.3%
Expected term (in years)	0.28	1.04

On February 7, 2013, the Company amended its $46.35 million term loan and in connection therewith extended the term of related warrants (Note 14).

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

The difference between the reported income tax provision (benefit) and the amount computed by multiplying income before income tax provision (benefit) in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011 by the statutory federal income tax rate primarily relates to the impact of a full valuation allowance reserving the net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The application of FASB Interpretation Number 18 requires the Company to compute the interim period income tax provision (benefit) by applying the estimated annual effective tax rate to the income (loss) from continuing operations for the three and nine months ended December 31, 2012 which resulted in the recognition of a tax benefit for the nine months ended December 31, 2012.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at December 31, 2012 could be realized and, based on this analysis, the Company concluded that there was not sufficient positive evidence to support the realization of the net deferred tax assets, and therefore will continue to maintain a full valuation allowance against its net deferred assets as of December 31, 2012.

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

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of December 31, 2012, the maximum aggregate number of shares under the Plan was 23.5 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

No options were granted or exercised during the three and nine months ended December 31, 2012 and 2011. All outstanding options were fully vested as of December 31 and March 31, 2012.

A summary of stock option activity for the nine months ended December 31, 2012 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, March 31, 2012	8,235	$0.18
Granted	–	$–	$–
Exercised	–	$–
Forfeited or expired	(620)	$0.27
Outstanding, December 31, 2012	7,615	$0.18		1.9	$–
Exercisable at December 31, 2012	7,615	$0.18		1.9	$–

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended December 31, 2012 and 2011, the Company incurred expenses of $0.8 and $0.8 million, respectively, and $2.4 million and $2.4 million for the nine months ended December 31, 2012 and 2011, respectively. These costs are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At December 31 and March 31, 2012, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $3.2 million and $3.9 million, respectively, in accrued employer contributions.

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

Income per share for the three and nine months ended December 31, 2011 was computed as shown below. Stock options and warrants aggregating approximately 411 and 412 million shares were not included in the diluted calculations since they were anti-dilutive.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

	Three months ended	Nine months ended
	December 31, 2011	December 31, 2011
Numerator:
Net income attributable to Integrated Healthcare Holdings, Inc.	$12,542	$10,179

Denominator:
Weighted average common shares	255,307	255,307
Dilutive options	1,532	1,541
Denominator for diluted calculation	256,839	256,848

Income per share - basic	$0.05	$0.04
Income per share - diluted	$0.05	$0.04

Since the Company incurred a loss for the three and nine months ended December 31, 2012, the potential shares of common stock consisting of approximately 411 and 413 million shares, respectively, issuable under warrants and stock options were not included in the diluted calculations since they were anti-dilutive.

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $46.35 million term loan. The Company remains primarily liable as the borrower under the $46.35 million term loan notwithstanding its guarantee by PCHI. The $46.35 million term loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of December 31, 2012, PCHI was owned 51% by various physician investors and 49% by Ganesha, which is managed by Dr. Chaudhuri.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

PCHI's assets, liabilities, and deficiency are set forth below.

	December 31, 2012	March 31, 2012

Cash	$64	$68
Property, net	40,018	40,984
Other	1,009	207
Total assets	$41,091	$41,259

Debt (as guarantor)	$46,350	$45,000
Other	541	641
Total liabilities	46,891	45,641

Deficiency	(5,800)	(4,382)
Total liabilities and accumulated deficit	$41,091	$41,259

As noted above, PCHI is a guarantor on the $46.35 million term loan should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss. Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Notes 2 and 13).

PCHI rental income and the Company’s related rental expense of $1.9 million and $1.9 million were eliminated upon consolidation for the three months ended December 31, 2012 and 2011, respectively, and $5.8 and $5.6 million for the nine months ended December 31, 2012 and 2011, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of December 31 and March 31, 2012, Dr. Chaudhuri and Mr. William E. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and the Company is the primary beneficiary, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

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

In December 2011, CMS gave final approval for the extension of the QAF for the period from January 1 through June 30, 2011 (“2011 QAF”).  Accordingly, for the three and nine months ended December 31, 2011 the Company recognized $31.9 million in revenue and recorded expenses of $15.9 million relating to the 2011 QAF.

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”).  In June 2012, the California State Legislature amended the hospital fee statute to recognize separate CMS approval of the fee-for-service portion and managed care portion of the 2013 QAF, which was further clarified in legislation approved by the governor of California in September 2012.  As a result, during the three and nine months ended December 31, 2012, the Company recognized revenue of $7.8 million and $46.5 million and expenses of $6.9 million and $45.3 million relating to the fee-for-service portion of the 2013 QAF for the periods from October 1, 2012 through December 31, 2012 and July 1, 2011 through December 31, 2012, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

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

The agreements will initially run for a period of five years, and the recurring services may be renewed by the Company for successive periods.  The agreements do not provide that they may be terminated by the Company prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services. During the three months ended December 31, 2012 the Company commenced conversion of one of its facilities to the McKesson system and is concurrently completing testing and developing system applications where necessary.

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

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through December 2015. Assets under capital leases with a net book value of $7.2 million and $6.2 million are included in the accompanying unaudited condensed consolidated balance sheets as of December 31 and March 31, 2012, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

INSURANCE - The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2012, the Company had accrued $9.3 million and $11.5 million, respectively, which is comprised of $4.2 million and $4.5 million, respectively, in incurred and reported claims, along with $5.1 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.7 million and $3.0 million are included in other prepaid expenses and current assets as of December 31 and March 31, 2012, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "paid loss plan" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2012, the Company had accrued $593 and $673, respectively, comprised of $282 and $338, respectively, in incurred and reported claims, along with $311 and $335, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2012 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of December 31 and March 31, 2012, the Company had accrued $2.0 million and $2.2 million, respectively, in estimated IBNR.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of December 31, 2012, the Company finances various insurance policies at an interest rate of 4.39% per annum. The Company incurred finance charges relating to such policies of $7 and $7 for the three months ended December 31, 2012 and 2011, respectively, and $32 and $32 for the nine months ended December 31, 2012 and 2011, respectively. As of December 31 and March 31, 2012, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	December 31, 2012	March 31, 2012
Prepaid insurance	$741	$366

Accrued insurance premiums	$197	$–
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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

Fitzgibbons v. IHHI

The second phase of trial before a jury commenced on January 22, 2013. When submitted to the jury, three of Dr. Fitzgibbons’ four original causes of action had been dismissed, leaving the jury to decide Dr. Fitzgibbons’ claim for intentional infliction of emotional distress. On February 8, 2013 the jury returned a verdict in Dr. Fitzgibbons’ favor for $5.2 million. The jury is scheduled to consider whether to award any additional sum as punitive damages on February 13, 2013. The Company has reserved the contingent loss as of December 31, 2012. Management currently is unable to estimate unfavorable outcomes of the punitive damages hearing beyond the amount accrued. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of the Company’s liability, nor is it possible to estimate what litigation-related costs will be in future periods.

There have been no other material developments in the matters identified in the Company’s Form 10-K filed with the SEC on June 22, 2012.

NOTE 14 – SUBSEQUENT EVENTS

Amendment to Credit Agreement with Silver Point

On February 7, 2013, Integrated Healthcare Holdings, Inc. (“IHHI”) and its subsidiaries WMC-A, Inc., WMC-SA, Inc., Chapman Medical Center, Inc. and Coastal Communities Hospital, Inc. (together with IHHI, the “Company”), entered into an “Amendment and Restatement to the Credit Agreement” (the “Amendment”) with SPCP Group IV, LLC, SPCP Group, LLC, and Silver Point Finance, LLC, as the Lender Agent (collectively, the “Silver Point Entities”), Pacific Coast Holdings Investment, LLC (“PCHI”) and Ganesha Realty, llc (“Ganesha”).

Under the Amendment, the $80,000,000 Credit Agreement, dated as of October 9, 2007, as amended, to which IHHI and the Silver Point Entities are parties (the “Credit Agreement”) was amended and restated in its entirety in the form of the “Amended and Restated Credit Agreement ($47,277,000 Term Loan)” attached as Exhibit A to the Amendment (the “Restated Credit Agreement”). The Restated Credit Agreement reflects changes to the terms of the Credit Agreement that were previously made under various amendments entered into by the Company since inception of the Credit Agreement in October 2007.

In addition, the following new amendments were made to the Credit Agreement and reflected in the Restated Credit Agreement:

•	The Stated Maturity Date was extended to April 13, 2016. The Credit Agreement was previously due to mature on April 13, 2013.
•	The annual interest rate applicable to the loans under the Credit Agreement was modified from the previous fixed rate of 14.5% to LIBOR plus 10%, with the LIBOR floor set at 2% (the effective interest rate is currently 12%), except upon an Event of Default. The Company may elect from one, two or three months LIBOR interest periods, except in an Event of Default when the interest period may not exceed one month.
•	The principal balance under the Credit Agreement was increased from $46,350,000 to $47,277,000 to reflect new borrowings by the Company under the Restated Credit Agreement.
•	The Company repaid all amounts owing to SPCP Group IV, LLC under the Credit Agreement, consisting of a principal balance of $8,119,634 plus accrued interest of $19,622, and increased the principal amount owing to SPCP Group, LLC under the Credit Agreement by $9,046,634 to reflect the repayment to SPCP Group IV, LLC and other new borrowings.
•	The financial covenants applicable to the Company under the Credit Agreement were amended, including the covenants requiring the Company to maintain minimum levels of EBITDA (as defined in the Restated Credit Agreement).
•	Upon receipt by the Company of enhanced federal matching funds from Medi-Cal under the Quality Assurance Fee Program (defined as “Net QAF Funds” under the Restated Credit Agreement), the Company is required to make certain prepayments of principal under its Revolving Loan Agreement with MidCap Financial, LLC.
•	A prepayment fee was established for voluntary prepayments under the Credit Agreement equal to 5% for prepayments made on or prior to December 31, 2013, and 2% for prepayments made after January 1, 2014 and before December 31, 2014.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

Warrant Transactions

In connection with the Amendment, on February 7, 2013, IHHI entered into the following transactions involving warrants:

IHHI entered into a Warrant Repurchase Agreement with SPCP Group IV, LLC pursuant to which IHHI repurchased the outstanding Common Stock Warrant issued to SPCP Group IV, LLC on or about April 13, 2010 (the “Cancelled Warrant”). The Cancelled Warrant entitled the holder to purchase an aggregate of 16,817,365 shares of IHHI Common Stock at an exercise price of $0.07 per share. The Cancelled Warrant was repurchased by IHHI for a purchase price of $0.12 per share minus the exercise price of $0.07 per share, or a net purchase price of $0.05 per share, multiplied by 16,817,365 shares exercisable under the Warrant, or an aggregate purchase price of $840,868.25.

Immediately following the warrant repurchase, IHHI issued a new Common Stock Warrant to SPCP Group, LLC for a price of $0.05 per share, on the same terms as the Cancelled Warrant entitling the holder to purchase an aggregate of 16,817,365 shares of Common Stock at an exercise price of $0.07 per share, except that the new warrant expires on April 13, 2016.

Also simultaneous with the transactions described above, IHHI extended the expiration date from April 13, 2013 to April 13, 2016 for (i) the warrant held by SPCP Group, LLC to purchase 79,182,635 shares at an exercise price of $0.07 per share, (ii) the warrant held by Dr. Kali P. Chaudhuri, M.D. to purchase 170,000,000 shares at an exercise price of $0.07 per share, and (iii) the warrant held by KPC Resolution Company, LLC to purchase 139,000,000 shares at an exercise price of $0.07 per share. The extension of the warrant expiration date was intended to conform the term of the warrants to that of the Restated Credit.

Amendment to Revolving Loan Facility with MidCap

On February 7, 2013, the Company entered into “Amendment No. 4 to Credit and Security Agreement and Limited Consent” (the “Revolving Loan Amendment”) with MidCap Funding IV, LLC and Silicon Valley Bank, as lenders (the “Lenders”), and MidCap Financial, LLC, as agent (the “Agent”).

The Revolving Loan Amendment amends the Credit and Security Agreement, dated as of August 30, 2010, as amended, to which the Company, the Lenders and the Agent are parties (the “ Revolving Loan Agreement”), to reflect the following changes:

•	The maximum face amount of the Letter of Credit Liabilities permitted under the Revolving Loan Agreement was increased to $760,755.39, and the Lenders consented to the issuance of a Letter of Credit in the same amount by Wells Fargo Bank, National Association.
•	The Commitment Expiry Date under the Revolving Loan Agreement was amended to allow for an extension from August 30, 2013 to January 31, 2014 at Agent’s and Lenders’ sole option, which option can be exercised at any time prior to March 31, 2013.
•	The period during which the Prepayment Fee of 1% is applicable was extended from three years from the original closing date to the Commitment Expiry Date (if it is extended by the Agent and Lenders).
•	The Agent and Lenders consented to the Company’s entry into the Amendment with the Silver Point Entities and the Restated Credit Agreement thereunder.

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

OVERVIEW

On March 8, 2005, we completed our acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation. The Hospitals were assigned to four of our wholly owned subsidiaries formed for the purpose of completing the Acquisition. We also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, we transferred all of the fee interests in the acquired real estate to Pacific Coast Holdings Investment, LLC ("PCHI"), a company owned 51% by various physician investors and 49% by our largest shareholder.

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued equity securities to an existing shareholder and a lender (see “WARRANTS”).

INDUSTRY - Our Hospitals receive a substantial portion of their revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services.

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

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of facilities, and reimbursement. These regulations relate to the adequacy of physical property and equipment, qualifications of personnel, standards of care, government reimbursement, operational requirements and the like. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Since these regulations are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of December 31, 2012, the Company had a total stockholders’ deficiency of $28 million and a working capital deficit of $33 million.  For the three and nine months ended December 31, 2012, the Company had net loss of $13 million and $14 million, respectively.

Key items for the nine months ended December 31, 2012 included:

1.        Net patient service revenues (patient service revenues, net of contractual allowances and discounts, less provision for bad debts) for the nine months ended December 31, 2012 and 2011 were $296.5 million and $280.5 million, respectively, representing an increase of $16.0 million, or 5.7%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $19.2 million for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The increase was primarily related to QAF revenues of $46.5 million recognized during the nine months ended December 31, 2012 compared to $31.9 million during the same period in fiscal 2012 (see “HOSPITAL QUALITY ASSURANCE FEES”).

Inpatient admissions decreased by 3.5% to 15.3 for the nine months ended December 31, 2012 compared to 15.9 for the nine months ended December 31, 2011. The decline in admissions is primarily related to reductions in managed care, shifts from inpatient to outpatient observation, and obstetrics admissions.

Uninsured patients, as a percentage of gross charges (retail charges), were 5.8% for the nine months ended December 31, 2012 compared to 5.3% for the nine months ended December 31, 2011.

2.        Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses before interest and warrant loss for the nine months ended December 31, 2012 were $302.7 million, representing an increase of $35.6 million, or 13.3%, compared to the nine months ended December 31, 2011. The increase is primarily related to QAF expenses of $45.3 million incurred during the nine months ended December 31, 2012 compared to $15.9 million during the same period in fiscal year 2012.

DEBT - On August 1, 2012, we entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the Term Loan Credit Agreement.  Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Term Loan Credit Agreement in connection with our execution of the Revolving Loan Amendment. In addition, the provisions in the Term Loan Credit Agreement that provide for mandatory prepayment of our outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, we agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount of the Term Loan Credit Agreement.

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

In addition, pursuant to the Revolving Loan Amendment, the lockbox requirements under the Revolving Loan Agreement were amended to provide that in the event the Revolving Loan Commitment Amounts are $30.0 million or less during any period prior to March 31, 2013, or $20.0 million or less thereafter (and assuming there is no Event of Default at the time), we would be permitted to transfer funds that are deposited into any Lockbox Account, as defined, to a different bank account designated by us, subject to the other terms and conditions contained in the Revolving Loan Agreement.

As of December 31, 2012, we had the following credit facilities:

●	$46.35 million term loan under the Credit Agreement, dated as of October 9, 2007, as amended (the “Term Loan Credit Agreement”), by and among us, Silver Point, and PCHI and Ganesha Realty LLC (“Ganesha”), as Credit Parties, bearing a fixed interest rate of 14.5% per year ($46.35 million outstanding balance at December 31, 2012).

●	$30.0 million revolving line of credit under the Credit and Security Agreement, dated as of August 30, 2010, as amended (the “Revolving Loan Agreement”), by and among us, and the Lenders, bearing an interest rate of 5.0% plus LIBOR, with a 2.5% floor, per year (7.5% at December 31, 2012) and an unused commitment fee of 0.625% per year ($28.8 million outstanding balance at December 31, 2012). For purposes of calculating interest, all payments we make on the revolving line of credit are subject to a six business day clearance period. At December 31, 2012, we had $1.2 million in additional availability under our revolving credit facility.

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

The Company entered into an Amendment on February 7, 2013, which changed the measurement period for the term loan facility. The next assessment date for which the Company is required to comply with the term loan financial covenants will be for the period ended June 30, 2013.

The Company did not meet the financial covenants for its revolving line of credit for the period ended December 31, 2012. Although the Company is not required to report compliance with the financial covenant for its revolving line of credit until 50 days after the fiscal quarter end, the Company is seeking the lenders’ consent to a potential non-compliance with this financial covenant.

Our outstanding debt consists of the following:

	December 31,	March 31,
	2012	2012

Current:
Revolving line of credit	$28,806	$14,000

Noncurrent:
Term loan	$46,350	$45,000

On February 7, 2013, the Company amended its $46.35 million term loan which included, among other changes, an extension of the maturity date to April 16, 2016.

WARRANTS - On April 13, 2010, the Company issued warrants (the “Omnibus Warrants”) to purchase its common stock for a period of three years at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC Resolution Company (a company owned and controlled by Kali P. Chaudhuri, M.D., the Company’s majority shareholder) or its designees and 96.0 million shares to the $46.35 million term loan lender or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. On April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.  As of December 31, 2012, the fair value of the Omnibus Warrants was $1.9 million.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of its common stock at $0.07 per share to Dr. Chaudhuri who facilitated a release enabling the Company to recover amounts due from the Company’s prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company. As a result, the Company recorded the fair value of the Release Warrant ($2.1 million) as an offsetting cost of the recovery of amounts due from the Company’s prior lender. The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. As of December 31, 2012, the fair value of the Release Warrant was $1.3 million.

The Omnibus Warrants and the Release Warrant are collectively referred to as the “April Warrants.” The net gain (loss) recorded related to the April Warrants for the three months ended December 31, 2012 and 2011 was $(1,182) and $256, respectively, and $(1,577) and $39 for the nine months ended December 31, 2012 and 2011, respectively.

In connection with the change in maturity of the term loan discussed above, the April Warrants maturity date was revised to April 13, 2016.

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

In December 2011, CMS gave final approval for the extension of the QAF for the nine month period from January 1 through June 30, 2011 (“2011 QAF”).  Accordingly, for the three and nine months ended December 31, 2011 the Company recognized $31.9 million in revenue and recorded expenses of $15.9 million relating to the 2011 QAF.

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”).  In June 2012, the California State Legislature amended the hospital fee statute to recognize separate CMS approval of the fee-for-service portion and managed care portion of the 2013 QAF, which was further clarified in legislation approved by the governor of California in September 2012.  As a result, during the three and nine months ended December 31, 2012, the Company recognized revenue of $7.8 million and $46.5 million and expenses of $6.9 million and $45.3 million relating to the fee-for-service portion of the 2013 QAF for the periods from October 1, 2012 through December 31, 2012 and July 1, 2011 through December 31, 2012, respectively.

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

ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM - Provisions of the American Recovery and Reinvestment Act of 2009 provide incentive payments for the adoption and meaningful use of certified electronic health record (EHR) technology. The Medicare EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) that are meaningful users of certified EHRs. The Medicaid EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) for efforts to adopt, implement, upgrade, or meaningfully use of certified EHR technology.

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

COMMITMENTS AND CONTINGENCIES - The State of California has imposed hospital seismic safety requirements. Under these requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of December 31, 2012.

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

The agreements will initially run for a period of five years, and the recurring services may be renewed by us for successive periods.  The agreements do not provide that they may be terminated by us prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services. During the three months ended December 31, 2012 the Company commenced conversion of one of its facilities to the McKesson system and is concurrently completing testing and developing system applications where necessary.

CASH FLOW - Net cash used by operating activities for the nine months ended December 31, 2012 and 2011 was $6.2 million and $13.8 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for bad debts and net income from non-controlling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”)), totaled ($8.8) million and $14.1 million for the nine months ended December 31, 2012 and 2011, respectively. Cash provided (used) was $2.7million and ($27.6) million (including $10.8 million for income taxes) in working capital for the nine months ended December 31, 2012 and 2011, respectively. Net cash provided (used) in payment of accounts payable, accrued compensation and benefits and other current liabilities was $8.5 million and ($3.1) million for the nine months ended December 31, 2012 and 2011, respectively. Cash provided (used) by accounts receivable, net of provision for bad debts, was ($5.4) million and $2.3 million for the nine months ended December 31, 2012 and 2011, respectively.

Net cash used in investing activities during the nine months ended December 31, 2012 and 2011 was $7.4 million and $1.7 million, respectively were for new property and equipment.

Net cash provided (used) in financing activities for the nine months ended December 31, 2012 and 2011 was $11.9 million and ($1.1) million, respectively.    The increase was incurred primarily to fund payment of the QAF fees to the State of California.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and nine months ended December 31, 2012 and 2011 our unaudited condensed consolidated statements of operations expressed as a percentage of net patient service revenues.

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Net patient service revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	61.1%	49.2%	54.2%	57.9%
Supplies	15.7%	12.3%	14.2%	14.3%
Other operating expenses	32.5%	28.1%	32.7%	21.8%
Depreciation and amortization	1.2%	0.9%	1.0%	1.1%
	110.5%	90.5%	102.1%	95.2%

Operating income (loss)	(10.5%)	9.5%	(2.1%)	4.8%

Other expense:
Interest expense, net	(3.8%)	(2.1%)	(3.0%)	(2.8%)
Income from electronic health records incentive program	0.0%	6.0%	0.0%	2.4%
Income (loss) on warrants	(1.3%)	0.2%	(0.5%)	0.0%
	(5.1%)	4.0%	(3.5%)	(0.3%)

Income (loss) before income tax provision (benefit)	(15.6%)	13.6%	(5.6%)	4.5%
Income tax provision (benefit)	(0.1%)	2.5%	(0.7%)	0.7%
Net income (loss)	(15.5%)	11.1%	(4.9%)	3.7%
Net (income) loss attributable to noncontrolling interests	0.5%	(0.1%))	0.1%	(0.1%)
Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	(15.0%)	11.0%	(4.8%)	3.6%

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

NET PATIENT SERVICE REVENUES – Net patient service revenues for the three months ended December 31, 2012 decreased 21.9% compared to fiscal year 2012, from $114.0 million to $89.0 million. The decrease was primarily related to QAF revenues of $7.8 million recognized during the three months ended December 31, 2012 compared to $31.9 million during the same period in fiscal 2012. The provision for bad debts for the three months ended December 31, 2012 was $12.0 million compared to $9.0 million for the three months ended December 31, 2011, representing a 32.8% increase.  The primary reason for the increase in the provision for bad debts relates to the termination of Section 1011 of the Medicare Modernization Act of 2003 program in January 2012. Section 1011 provided federal funding of emergency health services for “eligible aliens.” During the three months ended December 31, 2011, patient service revenues recorded under Section 1011 were reduced by contractual allowances and discounts whereas patient service revenues related to the same type of services provided after the termination of Section 1011 are adjusted to net patient service revenues through the provision for bad debts.

Admissions for the three months ended December 31, 2012 decreased 6.4% compared to the same period in fiscal year 2012. The decline in admissions is the combined result of lower obstetrical deliveries, and psychiatric admissions. Net patient service revenues per admission decreased 16.6% during the three months ended December 31, 2012. This decrease was primarily due to the decrease in QAF revenues recognized during the three months ended December 31, 2012 compared to the same period in fiscal 2012.

Essentially all patient service revenues come from external customers. The largest payers are the Medicare and Medicaid (including Medicare and Medicaid managed care plans) programs accounting for 59% and 64% of the patient service revenues for the three months ended December 31, 2012 and 2011, respectively.

Uninsured patients, as a percentage of gross charges, decreased to 5.2% from 5.3% for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues, including QAF funds, decreased $23.6 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  $24.1 million of the decline in governmental revenue is the decrease in QAF revenues from the three months ended December 31, 2011.

OPERATING EXPENSES - Operating expenses for the three months ended December 31, 2012 decreased to $98.4 million from $103.2 million, a decrease of $4.8 million, or 4.6%, compared to the same period in fiscal year 2012. Operating expenses expressed as a percentage of net patient services revenues for the three months ended December 31, 2012 and 2011 were 110.5% and 90.5%, respectively. On a per admission basis, operating expenses increased 1.9%. The increase is the net result of QAF expenses of $6.9 million incurred during the three months ended December 31, 2012 compared to $15.9 million during the same period in fiscal year 2012 offset by loss reserves for potential legal settlements.

Salaries and benefits decreased $1.7 million (3.1%) for the three months ended December 31, 2012 compared to the same period in fiscal year 2012 due to lower admissions partially offset by wage increases.

Supplies decreased $35 (0.3%) for the three months ended December 31, 2012 compared to the same period in fiscal year 2012. The decrease primarily related to the decline in admissions.

Other operating expenses during the three months ended December 31, 2012 decreased to $29.0 million from $32.0 million, a decrease of $3.0 million, or 9.6%, compared to the same period in fiscal year 2012. The decrease is primarily related to QAF expenses of $6.9 million incurred during the three months ended December 31, 2012 compared to $15.9 million during the same period in fiscal year 2012 offset by loss reserves for potential legal settlements.

OPERATING INCOME - The operating income (loss) for the three months ended December 31, 2012 and 2011 was ($9.3) million and $10.9 million, respectively.

OTHER INCOME (EXPENSE) - We adopted certified EHR technology and recognized other income of $0 and $6.8 million under the Medicaid EHR incentive program during the three months ended December 31, 2012 and 2011.

Interest expense for the three months ended December 31, 2012 was $3.4 million compared to $2.4 million for the same period in fiscal year 2012. The increase primarily related to increased drawdowns on our revolving line of credit.

As of December 31, 2012, the fair value of our April Warrants aggregated $3.2 million.  A gain (loss) relating to the change in fair value of the April Warrants of ($1.2) million and $0.3 million was recorded during the three months ended December 31, 2012 and 2011, respectively. See “WARRANTS.”

NET INCOME - Net income (loss) for the three months ended December 31, 2012 and 2011 was ($13.4) million and $12.5 million, respectively.

NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2011

NET PATIENT SERVICE REVENUES - Net patient service revenues for the nine months ended December 31, 2012 increased 5.7% compared to fiscal year 2012, from $280.5 million to $296.6 million. The increase was primarily related to QAF revenues of $46.5 million recognized during the nine months ended December 31, 2012 compared to $31.9 million during the same period in fiscal 2012. The provision for bad debts for the nine months ended December 31, 2012 was $35.4 million compared to $25.9 million for the nine months ended December 31, 2011, representing a 37.1% increase. The primary reason for the increase in the provision for bad debts relates to the termination of Section 1011 of the Medicare Modernization Act of 2003 program in January 2012. Section 1011 provided federal funding of emergency health services for “eligible aliens.” During the nine months ended December 31, 2011, patient service revenues recorded under Section 1011 were reduced by contractual allowances and discounts whereas patient service revenues related to the same type of services provided after the termination of Section 1011 are adjusted to net patient service revenues through the provision for bad debts.

Admissions for the nine months ended December 31, 2012 decreased 3.5% compared to the same period in fiscal year 2012. The decline in admissions is the combined result of lower obstetrical deliveries, and psychiatric admissions. Net patient service revenues per admission increased 9.5% during the nine months ended December 31, 2012. This increase was primarily due to an increase orthopedic surgeries and an increase in QAF revenue.

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 61% and 59% for the nine months ended December 31, 2012 and 2011, respectively.

Uninsured patients, as a percentage of gross charges, increased to 5.8% from 5.3% for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues, including QAF funds, increased $19.2 million for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

OPERATING EXPENSES - Operating expenses for the nine months ended December 31, 2012 increased to $302.7 million from $267.1 million, an increase of $35.6 million, or 13.3%, compared to the same period in fiscal year 2012. Operating expenses expressed as a percentage of net patient services revenues for the nine months ended December 31, 2012 and 2011 were 102.1% and 95.2%, respectively. On a per admission basis, operating expenses increased 17.4%. The increase is primarily related to QAF expenses of $45.3 million incurred during the nine months ended December 31, 2012 compared to $15.9 million during the same period in fiscal year 2012.

Salaries and benefits decreased $1.8 million (1.1%) for the nine months ended December 31, 2012 compared to the same period in fiscal year 2012 due to lower admissions partially offset by wage increases.

Supplies increased $1.8 million (4.4%) for the nine months ended December 31, 2012 compared to the same period in fiscal year 2012. The increase primarily related to increases in orthopedic supplies and pacemakers.

Other operating expenses during the nine months ended December 31, 2012 increased to $97.1 million from $61.2 million, an increase of $35.9 million, or 58.6%, compared to the same period in fiscal year 2012. The increase is primarily related to QAF expenses of $45.3 million incurred during the nine months ended December 31, 2012 compared to $15.9 million during the same period in fiscal year 2012 and loss reserves for potential legal settlements.

OPERATING INCOME - The operating income (loss) for the nine months ended December 31, 2012 and 2011 was ($6.1) million and $13.5 million, respectively.

OTHER INCOME (EXPENSE) - We adopted certified EHR technology and recognized other income of $0 and $6.8 million under the Medicaid EHR incentive program during the nine months ended December 31, 2012 and 2011.

Interest expense for the nine months ended December 31, 2012 was $8.8 million compared to $7.8 million for the same period in fiscal year 2012. The increase primarily related to increased drawdowns on our revolving line of credit.

As of December 31, 2012, the fair value of our April Warrants aggregated $3.2 million.  A gain (loss) relating to the change in fair value of the April Warrants of ($1,577) and $39 was recorded during the nine months ended December 31, 2012 and 2011, respectively. See “WARRANTS.”

NET INCOME (LOSS) - Net income (loss) for the nine months ended December 31, 2012 and 2011 was ($14.3) million and $10.2 million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement (payables) receivables of ($414) and $190 as of December 31 and March 31, 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $5.5 million and $4.0 million during the three months ended December 31, 2012 and 2011, respectively, and $9.6 million and $9.9 million during the nine months ended December 31, 2012 and 2011, respectively. The related revenue recorded for the three months ended December 31, 2012 and 2011, was $4.4 million and $3.1 million, respectively, and $11.3 million and $10.5 million for the nine months ended December 31, 2012 and 2011, respectively. As of December 31 and March 31, 2012, estimated DSH receivables were $6.7 million and $5.0 million, respectively, which are included as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $24.4 million and $26.2 million for the three months ended December 31, 2012 and 2011, respectively, and $79.8 million and $72.3 million for the nine months ended December 31, 2012 and 2011, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended December 31, 2012 and 2011 were approximately $1.9 million and $2.5 million, respectively, and $6.5 million and $6.3 million for the nine months ended December 31, 2012 and 2011, respectively.

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

As of December 31 and March 31, 2012, the Company had accrued $9.3 million and $11.5 million, respectively, which is comprised of $4.2 million and $4.5 million, respectively, in incurred and reported claims, along with $5.1 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.7 million and $3.0 million are included in other prepaid expenses and current assets as of December 31 and March 31, 2012, respectively.

The Company has also purchased occurrence coverage insurance to fund its obligations under its workers compensation program. The Company has a "paid loss plan" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of the Company. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using a weighted average risk-free discount rate of 5%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of December 31 and March 31, 2012, the Company had accrued $593 and $673, respectively, comprised of $282 and $338, respectively, in incurred and reported claims, along with $311 and $335, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintains an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company's IBNR accruals at December 31 and March 31, 2012 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company's unaudited condensed consolidated financial statements. As of December 31 and March 31, 2012, the Company had accrued $2.0 million and $2.2 million, respectively, in estimated IBNR.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2012, the Company did not have any investment in, or outstanding liabilities under, market rate sensitive instruments. The Company does not enter into hedging instrument arrangements.

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

As of December 31, 2012, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended December 31, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Fitzgibbons v. IHHI

The second phase of trial before a jury commenced on January 22, 2013. When submitted to the jury, three of Dr. Fitzgibbons’ four original causes of action had been dismissed, leaving the jury to decide Dr. Fitzgibbons’ claim for intentional infliction of emotional distress. On February 8, 2013 the jury returned a verdict in Dr. Fitzgibbons’ favor for $5.2 million. The jury is scheduled to consider whether to award any additional sum as punitive damages on February 13, 2013. The Company has reserved the contingent loss as of December 31, 2012. Management currently is unable to estimate unfavorable outcomes of the punitive damages hearing beyond the amount accrued. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of the Company’s liability, nor is it possible to estimate what litigation-related costs will be in future periods.

There have been no other material developments in the matters identified in the Company’s Form 10-K filed with the SEC on June 22, 2012.

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

10.12	Amendment and Restatement to the Credit Agreement, dated February 7, 2013, by and among the Company, the Silver Point Entities, PCHI and Ganesha * **

10.13	Warrant Repurchase Agreement, dated February 7, 2013, by and between IHHI and SPCP Group IV, LLC * **

10.14	Warrant to purchase 16,817,365 shares of common stock, dated February 7, 2013, issued to SPCP Group, LLC **

10.15	Amendment No. 1 to Common Stock Warrant (139,000,000 shares), dated February 7, 2013, by and between IHHI and KPC Resolution Company, LLC **

10.16	Amendment No. 1 to Common Stock Warrant (170,000,000 shares), dated February 7, 2013, by and between IHHI and Dr. Kali P. Chaudhuri, M.D. **

10.17	Amendment No. 1 to Common Stock Warrant (79,182,635 shares), dated February 7, 2013, by and between IHHI and SPCP Group, LLC **

10.18	Amendment No. 4 to Credit and Security Agreement and Limited Consent, by and among the Company, MidCap Funding IV, LLC and Silicon Valley Bank, as lenders, and MidCap Financial, LLC, as agent * **

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain exhibits, schedules and/or annexes have been omitted. A copy of any omitted exhibit, schedule or annex will be furnished supplementally to the Securities and Exchange Commission upon request.

** Each document filed with this report is marked with two asterisks (**).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: February 12, 2013	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)

