Form 10-K
period 2013-03-31
Integrated Healthcare Holdings Inc
filed 2013-06-28
CIK 1051488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2013; or

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

Registrant's telephone number, including area code: (714) 953-3652

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(TITLE OF CLASS)

______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,867,760 as of September 30, 2012 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the OTCQB marketplace. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 255,307,262 shares outstanding of the registrant's common stock as of June 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Annual Report.

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-K

ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2013

i

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

ITEM 1. BUSINESS

BACKGROUND

Integrated Healthcare Holdings, Inc. is a predominantly physician owned company that, on March 8, 2005, acquired and began operating the following four hospital facilities in Orange County, California:

•	282-bed Western Medical Center in Santa Ana
•	188-bed Western Medical Center in Anaheim
•	178-bed Coastal Communities Hospital in Santa Ana
•	114-bed Chapman Medical Center in Orange

Together we believe that our hospitals currently represent approximately 11.2% of all hospital beds in Orange County, California (based on the most recent data, as of December 31, 2012, on the website of the Office of Statewide Health Planning and Development for California).

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

WESTERN MEDICAL CENTER - SANTA ANA. Western Medical Center - Santa Ana, located at 1001 North Tustin Avenue, Santa Ana, CA 92705, is Orange County's first hospital, founded over 100 years ago. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 325,000 people. The hospital has 282 beds and provides quaternary, tertiary and secondary services. It serves the entire county as one of only three designated trauma centers in Orange County along with other tertiary services such as burn center, emergency and scheduled neurosurgical care, cardiac surgical services, a paramedic base station and receiving center. The hospital also maintains Intensive Care Units for adults and pediatrics, and a Neonatal Intensive Care Unit. Additionally, the hospital offers telemetry, neurosurgical definitive observation, medical, surgical, pediatric and obstetric inpatient services. Supporting these services the hospital offers operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 115 active physicians and 415 employee nurses, and hospital staff.

WESTERN MEDICAL CENTER - ANAHEIM. Western Medical Center - Anaheim, located at 1025 South Anaheim Boulevard, Anaheim, CA 92805, has 188 beds and offers a full range of acute medical and psychiatric care services serving northern Orange County and providing tertiary services to Riverside County residents. The hospital offers special expertise in the tertiary services of The Heart and Vascular Institute, and Behavioral Health Services. Additionally, the hospital provides the Women and Children Health Services, and 24-hour Emergency Services. Supporting these services the hospital offers critical care, medical, surgical and psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and outpatient basis. The hospital has approximately 88 active physicians and 221 employee nurses, and hospital staff.

COASTAL COMMUNITIES HOSPITAL - SANTA ANA. Coastal Communities Hospital, located in Santa Ana at 2701 South Bristol Street, Santa Ana, CA 92704, has served the community for more than 30 years, providing comprehensive medical and surgical services. The hospital is one of IHHI's two hospitals in Santa Ana, which are the only two general acute care hospitals in this city of 325,000 people. The 178-bed hospital offers critical care, medical, surgical obstetric, psychiatric and sub-acute services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services on an inpatient and most on an outpatient basis. The hospital has approximately 62 active physicians and 182 employee nurses, and hospital staff.

CHAPMAN MEDICAL CENTER - ORANGE. Founded in 1969, Chapman Medical Center is a 114-bed acute care facility located at 2601 East Chapman Avenue, Orange, CA 92869. The hospital is a leader in specialty niche programs, including the following: Chapman Center for Obesity (surgical weight loss program); Neuro-spine Center; Center for Senior Mental Health; and Positive Achievement Center (Adult and Adolescent Chemical Dependency Program). Supporting these services the hospital offers critical care, medical, surgical and geriatric psychiatric services supported by operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, pharmacy, physical and occupational therapy services. The hospital has approximately 34 active physicians and 113 employee nurses, and hospital staff.

EMPLOYEES AND MEDICAL STAFF

At March 31, 2013, the Company had approximately 3,012 employees. Of these employees, approximately 1,113 are represented by two labor unions, the California Nurses Association ("CNA") and Service Employee International Union – United Healthcare Workers ("SEIU"), who are covered by collective bargaining agreements. We believe that our relations with our employees are good. The Company also had approximately 134 individuals from contracting agencies at March 31, 2013, consisting primarily of outsourced housekeeping staff.

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

Our hospitals' operations depend on the abilities, efforts, experience and loyalty of our employees and physicians, most of who have a long-term relationship with our hospitals. Our ongoing business relies on our attraction of skilled, quality employees, physicians and other healthcare professionals in all disciplines.

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

A hospital’s competitive position is affected by the services the hospital offers and whether other hospitals in the area offer the same or similar services.  Hospitals are dependent on physicians to admit patients to the hospital.  Thus, the number of physicians around the hospital, their specialties, and the quality of medicine they practice will have a major impact on hospital competition.  The ability of the hospital to employ and retain qualified nurses, other health care professionals, and administrative staff will also affect the hospitals’ competitiveness in the market place.  Further, a hospital’s reputation with patients, physicians, employees, and contracting health plans can influence the hospital’s competitive position.  Southern California is a highly competitive managed health care market; therefore, the relationship a hospital has with managed care organizations is also a key factor in its competitiveness.  The hospital’s location, the community immediately surrounding it and access to the hospital will also affect the hospital’s competitiveness.  Other hospitals or health care organizations serving the same locations determine the intensity of the competition.  The condition of the physical plant and the ability to invest in new equipment and technology can affect the community’s and physicians’ desire to use a particular hospital.  The amount the hospital charges for services is another factor in the hospital’s competitiveness.  The funding sources of the competition may also be a factor if a competitor is tax exempt. Tax-exempt institutions have advantages not available to for-profit hospitals, such as endowments, charitable contributions, tax-exempt financing, and exemptions from certain taxes.

Efforts to control health care costs are encouraging vertical integration in the health care services industry. Hospital systems are acquiring physician practices and other outpatient and sub-acute providers to position themselves for readmission, bundling, and other payment restructuring. Nonprofessional corporations in the State of California are prohibited from employment of physicians to provide patient services. Similarly, payers are consolidating and acquiring disease management service providers in an effort to offer more competitive programs. As integrated health systems come to dominate the markets of health insurance and medical services, the hospital industry will be dramatically affected.

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

HEALTH CARE REGULATION AND LICENSING

Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention.  Changes in the Medicare and Medicaid programs and other government health care programs, as well as hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly affect the health care industry.  The industry is also subject to extensive federal, state, and local regulations relating to licensure, operations, ownership of facilities, physician relationships, expansion of facilities and services, and charges and effective reimbursement rates for services.  The laws, rules, and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance.  Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business.  Failure to comply with current or future regulatory requirements could also result in the imposition of various civil and criminal sanctions including fines, restrictions on admission, denial of payment for services rendered, revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

The Patient Protection and Affordable Care Act

In 2010, the U.S. Congress adopted and President Obama signed into law comprehensive reform legislation through the passage of the Patient Protection and Affordable Care Act (H.R.  3590) and the Health Care and Education Reconciliation Act (H.R.  4872) (collectively, “PPACA”). The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal residents through a combination of public program expansion and private sector health insurance reforms.  To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. On June 23, 2012, the United States Supreme Court issued an opinion in National Federation of Independent Businesses v. Sebelius which upheld the constitutionality of the PPACA’s individual mandate. The Supreme Court also held that Congress is prohibited from penalizing states that choose not to expand their Medicaid programs by taking away their existing Medicaid funding.

Because of the many variables involved, the law’s complexity, and the limited amount of implementing regulations and interpretive guidance, we are unable to predict with certainty the full impact of the PPACA on our future revenues and operations. However, we expect that several provisions of the PPACA, including those described below, will have a material effect on our business.

Health Benefit Exchanges. The health insurance marketplace will be undergoing dramatic and rapid changes. Some of the core provisions of the PPACA have already been implemented. Still, many provisions of the PPACA, including the mandated minimum coverage provisions, do not take effect until 2014. Under the PPACA, beginning in 2014, individuals and small businesses will be able to purchase insurance through health benefit exchanges. California’s health benefit exchange, Covered California (“Exchange”), plans to begin enrollment in the fall of 2013.

We cannot predict the effect the Exchange will have on our reimbursement, because the utilization profile among enrollees of health plans offered through the Exchange is uncertain. The guaranteed issue provision will remove a barrier preventing those with pre-existing conditions from obtaining individual coverage. Therefore, there is a potential for higher utilization rates among Exchange enrollees. Also, Exchange plans will employ high cost-sharing for a population that may not have experience with significant out-of-pocket medical costs and may not always have the means to pay. Measurement and reporting will be critically important to the Exchange, so our hospitals may experience greater administrative burdens as a result of contracting with insurers and health benefit plans offering products through the Exchange.

Individual and Employer Mandates. The PPACA seeks to decrease the number of uninsured individuals through employer mandates and individual requirements, which may have a positive effect on our accounts receivable. However, due to the lack of implementing regulations and clear guidance, it is difficult to predict the full impact the PPACA will have on our results of operations.

By law, individuals will be required to carry insurance after January 1, 2014 or face a tax penalty. Large corporations, those with 50 or more full-time equivalent employees, will be required to provide insurance to full-time employees or pay a penalty. If employers shift from full-time to part-time workforces, this could reduce the impact of the PPACA with respect to increasing the number of individuals who obtain health insurance coverage in 2014.

Changes to Reimbursement

•	Decreases in Annual Market Basket Updates. With varying effective dates, the annual Medicare market basket updates for many providers will be reduced, and adjustments to payment for expected productivity gains will be implemented. Beginning in fiscal year 2012 (and for each following fiscal year), the PPACA reduces the market basket update for hospitals by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private non-farm business multifactor productivity. In addition to the productivity adjustment, the market basket will be reduced by 0.1% in 2013, by 0.3% in 2014, by 0.2% in 2015 and 2016, and by 0.75% in 2017, 2018 and 2019. These reductions to the hospitals’ reimbursements for inpatient services under Medicare by the PPACA will adversely affect our business.
•	Decreases in Medicare and Medicaid DSH Payments. Commencing in federal fiscal year 2014, Medicare Disproportionate Share Hospital (“DSH”) payments will be reduced initially by 75% and increased thereafter to account for the national rate of consumers who do not have health care insurance and are provided uncompensated care. The PPACA also mandates reductions in Medicaid DSH allotment to states for the years 2014 through 2020. The reduction of DSH payments is intended as a means of equalizing the benefit to providers of the increase in payments resulting from patients with newly-issued insurance coverage. Any reductions to our reimbursement under Medicare and Medicaid programs by the PPACA could adversely affect our business. Likewise, any reductions in Medicare and Medicaid DSH payments could adversely affect our business.
•	Medicaid Expansion. States have the option to decide whether their state Medicaid programs will be expanded to a broader population with incomes up to 133% of federal poverty levels. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. To a lesser extent, the PPACA also expands the Children’s Health Insurance Program (“CHIP”). When California expands the Medi-Cal program, our hospitals may achieve increased revenues from providing care to individuals who, prior to the PPACA, were previously uninsured.

Quality Improvement and Cost-Saving Initiatives

The PPACA also contains several provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries.  We anticipate these provisions, including those described below, can have a material effect on our business:

•	Hospital Readmissions Reduction Program. Commencing in federal fiscal year 2012, Medicare payments that would otherwise be made to hospitals are reduced by specified percentages to account for excess and “preventable” hospital readmissions.

•	Accountable Care Organizations. The PPACA required the Secretary of the U.S. Department of Health and Human Services (“HHS”) to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). The first participation period for those ACOs accepted into the Medicare Shared Savings Program began on January 1, 2012. If our hospitals choose to participate in the Shared Savings program, reimbursements for inpatient and outpatient services may be affected.
•	Bundled Payment Pilot and Duals Demonstration Project. In addition to the Medicare Shared Savings Program, the PPACA requires the Secretary to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. If the hospitals participate in the pilot program, their reimbursements for inpatient and outpatient services may be affected.

As a result of the PPACA’s passage, the health care industry will be subjected to significant new statutory and regulatory requirements and consequently to structural and operational changes and challenges for a substantial period of time.  We will continue to assess the effect of the PPACA and additional legislation on current and projected operations, financial performance and general financial condition.

Medicare

Each of our hospitals participates in the Medicare program.  Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease.  Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.  Our hospitals continue to be affected by changes in laws and regulations pertaining to Medicare, which are often designed to reduce reimbursement rates.

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

The DRG rates are adjusted by an update factor on October 1 of each year.  The index used to adjust the DRG rates, known as the “market basket index,” takes into consideration the increase of costs experienced by hospitals in purchasing goods and services.  Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.  Also, as discussed above, the PPACA provides for annual percentage decreases to the market basket index.  Therefore, we cannot assure that in the future our hospitals will be paid amounts that will adequately reflect changes in the cost of providing health care services.  On August 31, 2012, CMS issued the “Changes to the Hospital Inpatient Prospective Payment systems for Acute Care Hospitals and Fiscal Year 2013 Rates” (“IPPS 2013 Final Rule”).  The IPPS 2013 Final Rule provides for a 2.6% market basket increase for federal fiscal year 2013, reduced by a 0.8% reduction mandated by the PPACA as well as an increase of 1.0% related to the claims coding adjustments. The net increase in the DRG rates is 2.8%.

Because of the uncertainty of factors that may influence the inpatient PPS payments to our hospitals, including admission volumes, length of stay and case mix, we cannot estimate the impact of the payment changes to the IPPS 2013 Final Rule will have on our annual Medicare inpatient net revenues.

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

For calendar year 2012 and each subsequent calendar year, the PPACA requires that the annual market basket update for outpatient services also be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the HHS will use the Bureau of Labor Statistics’ (“BLS”) 10-year moving average of changes in specified economy-wide productivity.  The PPACA does not contain guidelines for projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by approximately $26.3 billion from 2010 to 2019.

Value Based Purchasing. Under CMS’s Hospital Value-Based Purchasing Program, CMS will make value-based incentive payments to acute care hospitals based upon the hospital’s quality measure performance as well as overall improvements to quality of care. This program will commence in federal fiscal year 2013 and apply to payments for discharges occurring on or after October 1, 2012. Hospitals that do not take part in the quality reporting program or that did not successfully report their quality measures will have their market basket update reduced by two percentage points.

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

The PPACA reduces, over a three year period, premium payments to managed Medicare plans such that CMS’s managed care per capita premium payments are, on average, equal to traditional Medicare.  The PPACA also implements fee payment adjustments based on service benchmarks and quality ratings.  The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reductions will total $145 billion.  In addition, the PPACA expands the Recovery Audit Contractors (“RAC”) program to include Medicare managed care plans.  In light of the recent economic downturn and the PPACA, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.  All or any of these outcomes may have a disproportionately negative effect upon those providers with relatively high dependence upon Medicare managed care revenues.

On Oct. 1, 2014, health care organizations will be required to transition from ICD-9 to ICD-10 for diagnosis and inpatient procedure coding. The mandate is expected to deliver better precision in reporting for episodes of care and morbidity, as well as more accurate reimbursement payments and reduced denial claims. This change may increase the administrative burden on our hospitals.

Medicaid and Medi-Cal (California’s Medicaid Program)

Generally, Medicaid programs are funded jointly by the federal government and the states and are administered by statutes under approved plans.  Medicaid reimbursement is often less than a hospital’s cost of services. California’s Medicaid program, known as “Medi-Cal,” is a joint federal/state program that provides health care services to certain persons who are financially needy.  Each of our hospitals participates in the Medi-Cal program.  The Medi-Cal program includes both a fee-for-service component and a managed care component.

As referenced above, the PPACA permits states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level by 2014.  However, the PPACA also permits states to apply a 5% income disregard to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the poverty level.

Many states, including California, are adopting budgets that reduce their Medicaid expenditures.  The recent economic downturn has increased the budgetary pressures on California, and these pressures have resulted in decreased Medi-Cal spending. A 10 percent rate cut to Medi-Cal providers that was approved in 2011 as a budget-cutting move has been delayed by court challenge. The Ninth Circuit Court of Appeals panel denied rehearing of its decision upholding the cuts.

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

Outpatient hospital services under the fee-for service-component are paid for on the basis of a fee schedule, and it is not necessary for hospitals to hold SPCP/CMAC contracts in order to be paid for their outpatient services.  Each of our hospitals currently has an SPCP/CMAC contract in which it is contractually bound to continue until either party terminates the contract. There can be no assurance that each of our hospitals will maintain SPCP status or that the current Medi-Cal payment arrangements will continue.  Also, the SPCP/CMAC contract rates paid to our hospitals do not cover each hospital’s cost of providing care.  The Medi-Cal payment rates for outpatient services generally cover only a small portion of a Hospital’s cost of providing care.

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

In 2006, CalOptima focused on entering into contracts with hospitals on a fee-for-services basis for managed care Medi-Cal enrollees managed directly by CalOptima and CalOptima’s capitated hospitals.  The rates in these contracts are based on the greater of a county-wide rate established by CalOptima based on past average SPCP/CMAC rates or the individual hospital’s SPCP/CMAC rate.  Our hospitals entered into these CalOptima fee for service contracts effective June 2006, and all four hospitals maintained their Medi-Cal managed care contract at the end of the fourth quarter.  There can be no assurance that the amounts paid to our hospitals for services which are covered or not covered under the contracts between CalOptima and each of our hospitals will be adequate to reimburse the hospital’s costs of providing care.

Medi-Cal DSH Payments.  Some of our hospitals receive substantial additional Medi-Cal reimbursement as a DSH hospital from the DSH Replacement Fund and the Private Hospital Supplemental Fund.  Hospitals qualify for additional funding based on the proportion of services they provide to Medi-Cal beneficiaries and other low-income patients.  Payments to a hospital are determined on a formula basis set forth by state law and the Medi-Cal State Plan.  Hospitals receive funds from the Private Hospital Supplemental Fund pursuant to amendments to their SPCP contracts negotiated with the CMAC.  The Medi-Cal funding for DSH hospitals, however, is dependent on state general funding appropriations, and there can be no assurance that the state will fully fund the Medi-Cal DSH payment programs.  As referenced above, under the PPACA

Dual Eligible Demonstration Project. California's Medi-Cal program and the federal Medicare program are partnering to launch a three-year demonstration that would promote coordinated health care delivery to seniors and people with disabilities who are dually eligible for both programs. The duals demonstration -- now called the Cal MediConnect Program -- aims to create a seamless service delivery experience for individuals eligible for both Medicare and Medi-Cal coverage. On March 27, 2013, the State of California received federal approval to move forward with the demonstration, following the release of a Memorandum of Understanding between the Department of Health Care Services and the Centers for Medicare & Medicaid Services. The Cal MediConnect program will be implemented no sooner than January 2014. In April 2012, the State of California chose Orange County to participate in the demonstration project.

Medicare and Medicaid Recovery Audit Contractor Initiatives

Section 302 of the Tax Relief and Health Care Act of 2006 authorized a permanent program involving the use of third-party RACs to identify Medicare overpayments and underpayments made to health care providers.  RACs are compensated based on the amount of both overpayments and underpayments they identify by reviewing claims submitted to Medicare for correct coding and medical necessity.  Payment recoveries resulting from RAC audits are appealable through administrative and judicial processes.

The PPACA expanded the RAC program’s scope by requiring all states to enter into contracts with RACs by December 31, 2010 to audit payments to Medicaid providers.  CMS issued a letter to state Medicaid directors on October 1, 2010 that (1) provided preliminary guidance to states on the implementation of Medicaid RAC programs, (2) created a deadline of December 31, 2010 for states to establish RAC programs, and (3) established a deadline of April 1, 2011 for states to fully implement their Medicaid RAC programs.  On February 1, 2011, CMS issued a notice temporarily suspending the requirement that states implement their RAC programs until the final Medicaid RAC rule was issued. CMS issued the final Medicaid RAC rule on September 16, 2011. Among other things, the final Medicaid RAC rule clarifies the permissible scope of RAC audits, including a maximum three-year look-back period and limits on the number of medical records that may be audited. The Final Rule also requires each RAC to hire certified coders and at least one licensed medical director, subject to limited exceptions. We cannot predict with certainty the impact of the Medicare and Medicaid RAC programs will have on our future results of operations or business.

Workers’ Compensation Reimbursement

Fee Schedules.  A portion of our hospitals’ revenues is expected to come from Workers’ Compensation program reimbursements.  As part of an effort in 2003 to control costs under the Workers’ Compensation program, the California legislature enacted Labor Code Section 5307.1, which sets reimbursement for hospital inpatient and outpatient services, including outpatient surgery services, at a maximum of 120% of the current Medicare fee schedule for hospitals.  The Administrative Director of the Division of Workers’ Compensation is authorized to develop and, after public hearings, to adopt a fee schedule for outpatient surgery services, but this schedule may not be more than 120% of current Medicare payment rates for hospitals.  This fee limitation caps the amount that our hospitals can be paid for their services provided to Workers’ Compensation patients.  We can provide no assurance that the amount of revenues attributable to these payments will not be reduced in the future, which would have an adverse financial impact on the Company.

Provider Networks.  Under California law, employers may establish medical provider networks for Workers’ Compensation patients and may restrict their employees’ access to medical services to providers that are participants in those networks.  Employers are free to choose which providers will and will not participate in their networks, and employers pay participating providers on the basis of negotiated rates that may be lower than those that would otherwise be provided for by the Workers’ Compensation fee schedules.  Employers may also choose to contract with licensed Health Maintenance Organizations (“HMO”) and restrict access by their employees to participating providers of these HMOs.  Our hospitals are participating providers in Workers’ Compensation networks, and to the extent that our hospitals are required to negotiate and accept lower reimbursement rates to participate in these networks, there may be an adverse financial impact on the Company.  Also, network providers are required to provide treatment in accordance with utilization controls to be established by the Department of Workers’ Compensation.  Therefore, as network participants, such utilization controls may limit the services for which our hospitals are reimbursed, which could have an adverse financial impact on the Company.

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

Incentive payments made through the Medicare EHR Incentive Program are subject to the mandatory reductions in federal spending known as sequestration, required by the Budget Control Act of 2011. The American Taxpayer Relief Act of 2012 postponed sequestration for 2 months. As required by law, President Obama issued a sequestration order on March 1, 2013. Under these mandatory reductions, Medicare EHR incentive payments made to eligible professionals and eligible hospitals will be reduced by 2%. This 2% reduction will be applied to any Medicare EHR incentive payment for a reporting period that ends on or after April 1, 2013. These reductions will have a negative effect on our hospitals’ revenue.

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

The Federal Emergency Medical Treatment and Active Labor Act

In response to concerns regarding inappropriate hospital transfers of emergency patients based on the patient’s inability to pay for the services provided, Congress enacted the Emergency Medical Treatment and Labor Act (“EMTALA”) in 1986.  This so-called “anti-dumping” law imposes certain requirements on hospitals with Medicare provider agreements to (1) provide a medical screening examination for any individual who comes to the hospital’s emergency department, (2) provide necessary stabilizing treatment for emergency medical conditions and labor, and (3) not transfer a patient until the individual is stabilized, unless the benefits of transfer outweigh the risks or the patient gives informed consent to the transfer.  Since our hospitals must provide emergency services without regard to a patient’s ability to pay, complying with EMTALA could have an adverse impact on the profitability of our hospitals, depending upon the number of such patients treated in or through our emergency rooms.  Failure to comply with EMTALA can result in exclusion of the physician from the Medicare and/or Medicaid programs or termination of the hospital’s Medicare provider agreements, as well as civil penalties.

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

The PPACA amended the Anti-kickback Statute to provide that actual knowledge of the law or the specific intent to violate it is not required for a violation to occur. In addition, under the PPACA, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

There is increasing scrutiny by federal and state law enforcement authorities, OIG, HHS, the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as an inappropriate mechanism to generate patient referrals.   Enforcement actions have increased and courts have broadly interpreted the scope of the Anti-kickback Statute to the extent that if “one purpose” of a payment arrangement is to induce referrals, a violation has occurred.

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

The Federal False Claims Act.  The federal government is authorized to impose criminal, civil, and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medi-Cal programs.  In addition to other federal criminal and civil laws to punish health care fraud, the federal government, over the past several years, has accused an increasing number of health care providers of violating the federal civil False Claims Act.  The False Claims Act imposes civil liability (including substantial monetary penalties and damages) on any person or corporation which (1) knowingly presents a false or fraudulent claim for payment to the federal government, (2) knowingly uses a false record or statement to obtain payment or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim.  Recently, provisions of the False Claims Act were clarified under the Fraud Enforcement and Recovery Act of 2009 to eliminate the requirement that a false claim be presented to a federal official or that it directly involves federal funds.  False claims allegations could arise, for example, with respect to one of more of our hospital’s billings to the Medicare program for its services or the submission by the hospital of Medicare cost reports.  Also, under the PPACA, the False Claims Act is now implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. The False Claims Act defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for, or intentional ignorance of, the truth or falsity of a claim.  A party that does not “knowingly” submit false claims is not liable under the False Claims Act.  Because our hospitals perform hundreds of procedures a year for which they submit claims to Medicare, submission of claims known to be erroneous, or submission of claims in reckless disregard of their truth or falsity, could result in significant civil penalties under the False Claims Act.  Our hospitals, however, have significant quality control measures in place to identify and correct any errors in coding and claim submission that could lead to False Claims Act violations.

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

While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its criminal, civil, and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.  In addition, some courts have held that a violation of the Stark Law or the Anti-kickback Statute can result in liability under the federal False Claims Act.  The PPACA clarified this issue with respect to the Anti-kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the False Claims Act.  Noncompliance with other regulatory requirements can also lead to liability under the False Claims Act if it can be established that compliance with those requirements are necessary in order for a hospital to be paid for its services.

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

Notwithstanding the breadth of the Stark Law’s general prohibition, the law contains an exception which protects ownership interests held by physicians in hospitals where the referring physician is authorized to perform services at the hospital and the physician’s ownership is in the hospital itself, and not merely in a subdivision of the hospital.  The Hospitals intend to rely upon this exception to protect the ownership interests that physicians hold in them.  The PPACA made changes to this exception by effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark Law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the PPACA’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership to the level that existed on March 23, 2010 and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

In addition to physician ownership, our hospitals have various arrangements by which they compensate physicians for services.  Payments by the Company to such physicians who refer patients to our hospitals will constitute financial relationships for purposes of the Stark Law.  Exceptions exist under the Stark Law and its implementing regulations for various types of compensation relationships.  The Company strives to ensure that all of its financial relationships qualify for one or more exceptions to the Stark Law.  However, there can be no assurance that the Company will be successful in structuring all of its relationships with physicians so as to qualify for protection under one or more of the Stark Law’s exceptions.

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

Health Insurance Portability and Accountability Act

The HIPAA law mandates the adoption of uniform standards for the exchange of health information in an effort to encourage overall administrative simplification, protect the confidentiality of a patient’s confidential health information, and enhance the overall effectiveness and efficiency of the health care industry.  Under HIPAA, health care providers and other “covered entities,” such as health insurance companies and other third-party payers, must adopt uniform standards for the electronic transmission of billing statements and insurance claims forms.  These standards require the use of standard data formats and code sets when electronically transmitting information in connection with health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.  The PPACA requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transmission.

HHS also has promulgated security standards and privacy standards which are aimed, in part, at protecting the confidentiality, availability and integrity of health information by “covered entities,” including health plans, healthcare clearinghouses and healthcare providers, that receive, store, maintain or transmit health and related financial information in electronic form.  In addition, ARRA amended HIPAA to include “business associates,” i.e., those entities that perform business functions for health plans, health care clearinghouses and providers.  The privacy standards require compliance with rules governing the use and disclosure of patient health and billing information.  ARRA also created rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to which we disclose such information to perform functions on our behalf.  These provisions required us to implement expensive computer systems, employee training programs and business procedures to protect the privacy and security of each patient’s health information and enable electronic billing and claims submissions consistent with HIPAA.  On January 25, 2013, HHS published a final rule to modify the HIPAA privacy, security, and enforcement rules and the breach notification requirements under the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”).

The HIPAA security standards require us to maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  Under ARRA, covered entities, including our hospitals, must notify patients of most security breaches pursuant to HHS regulations.

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

The CMIA allows a person whose medical information has been used or disclosed in violation of the CMIA to recover (1) compensatory damages for resulting economic loss or personal injury, (2) nominal damages in the amount of $1,000 (whether or not actual damages were sustained), (3) punitive damages of up to $3,000, (4) attorneys’ fees of up to $1,000 and the (5) costs of litigation.  A violation of the CMIA that results in economic loss or personal injury to a patient is also a misdemeanor.  The CMIA further provides for civil penalties, ranging from $2,500 for negligent disclosures of medical information in violation of the CMIA to $250,000 for knowing and willful disclosures for the purposes of financial gain.  Any wrongful disclosure of patient medical information by our hospitals may result in significant financial penalties to our hospitals, and would have an adverse effect on the Company’s business.

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

On August 31, 2011, Governor Jerry Brown signed Senate Bill 24, which amended California’s security breach notification law. Senate Bill 24 applies to breaches occurring on or after January 1, 2012, and makes several important changes to disclosure requirements required under the law. As required by Senate Bill 24, notices to affected individuals must now also contain (1) the name and contact information of the reporting person or business, (2) the types of personal information subject to the breach, (3) the date or date range of the breach, and (4) the toll-free telephone numbers and addresses of the three major credit bureaus if the breach exposed an individual’s social security number and driver’s license or state identification card number. The bill also requires notification of California’s attorney general regarding the breach if more than 500 California residents are affected and amends the law’s substitute notice provisions. Also, a covered entity under HIPAA will be deemed to have complied with the notice requirements of California’s Security Breach Information Act if it has complied completely with Section 13402(f) of the HITECH Act.

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

The addition of physician-investors in the Company could affect competition in the geographic areas in which its hospitals operate.  Such effects on competition could give rise to claims that our hospitals and physician-investors violate federal and state antitrust and unfair competition laws under a variety of theories.  There can be no assurance that the Federal Trade Commission, the Antitrust Division of the Department of Justice, or any other party, including a physician participating in the Company’s business, or a physician denied participation in the Company’s business, will not challenge or seek to delay or enjoin the activities of the Company on antitrust grounds.  If such a challenge is made, there can be no assurance that such challenge would be unsuccessful.  We have not obtained an analysis of any possible antitrust implications of the activities of the Company or of the continuing arrangements and anticipated operations of our hospitals.

Licensing, Certification, Accreditation, Surveys, Investigations and Audits

Health facilities, including our hospitals, are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements.  These include requirements relating to Medicare and Medi-Cal participation and payment, state licensing agencies, private payers and the Joint Commission on Accreditation of Healthcare Organizations. Renewal and continuance of these licenses, certifications and accreditations are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by the Company.  Some investigations by licensing bodies may result in financial penalties to our hospitals.  These activities are generally conducted in the normal course of business of health care facilities.  Nevertheless, an adverse determination could result in a loss or reduction in a hospital’s scope of licensure, certification or accreditation, or could reduce the payment received or require repayment of amounts previously remitted.  Any failure to obtain, renew or continue a license, certification or accreditation required for operation of a hospital could result in the loss of utilization or revenues or the loss of the Company’s ability to operate all or a portion of a hospital, and, consequently, could have a material and adverse effect on the Company.

The hospital industry has seen a number of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals.  Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts.  The PPACA includes additional federal funding to fight health care fraud, waste and abuse, increasing incrementally through federal fiscal year 2020.  The operational mission of the OIG is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have policies and procedures in place to facilitate compliance with the laws, rules and regulations affecting the health care industry, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Earthquake Safety Compliance

Our hospitals are located in an area near active and substantial earthquake faults. Our hospitals carry earthquake insurance with a policy limit of $50.0 million. A significant earthquake could result in material damage and temporary or permanent cessation of operations at one or more of our hospitals.

The State of California has imposed hospital seismic safety requirements. Under these requirements, our hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2013.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on our cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

Environmental Regulations

Our hospitals are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment.  Our health care operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations.  Our operations are also subject to various other environmental laws, rules and regulations.  Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities.  Remediation costs relating to toxic substances, if encountered during construction, could be material to the Company.

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

In the first quarter of 2004, the Company changed its fiscal year end from June 30 to December 31, and changed the Company’s name to Integrated Healthcare Holdings, Inc.  On December 21, 2006, the Company changed its fiscal year end from December 31 to March 31.  Our principal executive offices are located at 1301 North Tustin Avenue, Santa Ana, California 92705, and our telephone number is (714) 953-3652.

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

WE HAVE PREVIOUSLY EXPERIENCED SIGNIFICANT DIFFICULTIES WITH OUR LIQUIDITY

The consolidated financial statements have been prepared on a going concern basis, which assumes a continuing of our operations and the realization of assets and settlement of obligations in the normal course of business.  As of March 31, 2013, the Company has a total stockholders’ deficiency of $29.9 million and a working capital deficit of $36.7 million.  For the year ended March 31, 2013, the Company had a net loss of $15.5 million and negative cash flow from operations of $9.6 million. The consolidated financial statements do not include any adjustments that might result if we were forced to liquidate or discontinue operations.

WE HAVE INCURRED SIGNIFICANT LOSSES IN OPERATIONS TO DATE.  IF OUR SUBSTANTIAL LOSSES CONTINUE, THE MARKET VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE FURTHER.  WE HAVE A HIGH DEGREE OF LEVERAGE AND SIGNIFICANT DEBT SERVICE OBLIGATIONS.

As of March 31, 2013, we had an accumulated deficit of $87.0 million.  We are attempting to improve our operating results and financial condition through a combination of contract negotiations, expense reductions, lowering the costs of borrowings through refinancing our debt, and new issues of equity.  However, new issues of equity are encumbered by warrant anti-dilution provisions and there can be no assurance that we will achieve profitability in the future.  If we are unable to achieve and maintain profitability, the market value of our common stock will likely decline further.

As of March 31, 2013, the debt service requirements on our $77.277 million debt were approximately $650,000 per month.  Our relatively high level of debt and debt service requirements have several effects on our current and future operations, including the following:  (i) we will need to devote a significant portion of our cash flow to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions and competition; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the covenants and restrictions contained in agreements relating to our indebtedness restrict our ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited.  Any default under the documents governing our indebtedness could have a significant adverse effect on our business and the market value of our common stock.

THE IMPACT OF THE PPACA ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS AND OPERATIONS IS UNCERTAIN

The extent to which the PPACA will be implemented through regulation and judicial interpretation will have a major impact upon the manner in which health care services are covered, delivered and reimbursed in the United States. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage.  However, the PPACA also provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the PPACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

We are unable to predict with certainty the full impact of the PPACA on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the PPACA that expand insurance coverage will not become effective until 2014 or later. In addition, PPACA will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities. For a further discussion of the PPACA, see “ITEM 1. BUSINESS – HEALTH CARE REGULATION AND LICENSING.”

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

FURTHER CHANGES IN THE MEDICARE AND MEDICAID PROGRAMS OR OTHER GOVERNMENT HEALTH CARE PROGRAMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The law mandates more than $900 billion in discretionary spending reductions over 10 years, and also provides for new spending initiatives aimed at reducing fraud and abuse in the Medicare program. The Budget Control Act also established the Joint Select Committee on Deficit Reduction (the “Joint Committee”), a bipartisan Congressional committee required to make recommendations regarding decreasing future federal budget deficits. Due to the Joint Committee’s failure to meet the November 2011 recommendation deadline for recommendations, the Budget Control Act requires automatic Medicare payment reductions. As discussed above, beginning April 1, 2013, the budget reduction process — more commonly known as sequestration — requires a reduction of spending of two percent for Medicare programs for one year. As a result, individual payments for services furnished under Medicare Parts A and B will be reduced. Monthly payments under Part C (Medicare Advantage) and Part D (the Prescription Drug Benefit) will also be cut. This reduction in payments from Medicare will have an adverse effect on our hospitals.

California Governor Jerry Brown has recently proposed expanding Medi-Cal in California up to 138 percent of the federal poverty level, but his proposed budget has not eliminated a cut in Medi-Cal payments to certain providers that would be applied retroactively to July 2012. If the rates paid by governmental payers are further reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our hospitals, are excluded from participation in the Medicare or Medi-Cal program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to the changes implemented by the PPACA, the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities.  We are unable to predict the effect of future government healthcare funding policy changes on our operations.

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

CONTINUING TO PROVIDE QUALITY MEDICAL SERVICES FROM TALENTED PHYSICIANS IS CRITICAL TO OUR BUSINESS

Generally, physicians are responsible for making patient admission decisions at our hospitals. Physicians are not employees and may terminate their affiliation with our hospitals at any time. Our business depends, in large part, upon the number, quality, and success of the physicians who perform services at our hospitals, as well as the strength of our relationships with these physicians.  Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our hospitals, or any damage to the reputation of a key physician or group of physicians, could damage the Company’s and our hospitals’ reputations in the medical marketplace and may subject us to liability and significantly reduce our revenue and increase our costs.

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

WE FACE COMPETITION IN STAFFING QUALIFIED NURSES AND MEDICAL SUPPORT STAFF AT OUR HOSPITALS, WHICH COULD INCREASE OUR LABOR COSTS

Health care providers depend on qualified nurses, as well as other medical support staff, to provide quality health care services to patients. We must compete with other health care providers in attracting and retaining qualified nurses and medical support personnel, which may cause our labor expenses to rise. In addition, California has adopted legislation and regulations mandating a series of specific minimum patient-to-nurse ratios in all acute care hospital nursing units. Any failure to comply with nurse staff ratios could result in action by licensure authorities and/or subject our hospitals to liability which could have a material adverse effect on the Company’s results of operations.

UNION CONTRACTS HAVE BEEN RENEWED BUT THERE CAN BE NO ASSURANCE THAT THE CONTRACTS WILL BE RENEWED IN THE FUTURE

Approximately 37% of the Company’s employees are represented by labor unions as of March 31, 2013.  The CNA Agreement and the SEIU Agreement both expire on August 31, 2014, and there can be no assurance that such agreements will be renewed on or prior to their scheduled expiration. The agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

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

The Company and our hospitals are subject to many laws and regulations at the federal, state and local levels.  These laws and regulations require our hospitals to meet various licensing, certification and other requirements, including those relating to:

●	billing and coding for services and properly handling overpayments;
●	licensure and certification issues;
●	physician ownership;
●	payments to specialty hospitals, should any of our hospitals be determined to be a specialty hospital;
●	prohibited inducements for patient referrals and restrictions on payments for marketing;
●	the adequacy of medical care, equipment, personnel, operating policies and procedures;
●	confidentiality, maintenance, data breach, identify theft and security issues associate with health-related and personal information and medical records;
●	activities regarding competitors;
●	reimbursement audits; and
●	environmental protection.

If the Company fails to comply with applicable laws and regulations, it could suffer civil or criminal penalties.  States are increasingly regulating the delivery of health care services.   The hospital industry is subject to extensive state and local regulation with respect to reimbursement, licensure, certification and health planning.  This regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of medical care and operational requirements.  Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of the company.  In the future, different interpretations or enforcement of existing or new laws and regulations could subject the current practices to allegations of impropriety or illegality, or could require the Company to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  Current or future legislative initiatives or government regulation may have a material adverse effect on our hospitals’ operations or reduce the demand for their services. For further discussion of laws and regulations applicable to the Company and our hospitals, see “ITEM 1. BUSINESS - HEALTH CARE REGULATION AND LICENSING.”

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

One of the Company’s largest shareholders, OC-PIN, is owned and controlled by physicians who also refer to and practice at our hospitals. Our hospitals have various contractual relationships with OC-PIN physicians as well as physicians who are not owners of the Company.

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

WE FACE INTENSE COMPETITION IN OUR BUSINESS

The health care industry is highly competitive.  We compete with a variety of other organizations in providing medical services, which may have greater financial resources available to them. Some of the hospitals that compete with our hospitals are owned by government agencies or are not-for-profit organizations.  Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes.  Under certain conditions some not-for-profit hospitals may form foundations with physician groups of a certain size for the purpose of delivering the full range of hospital and physician services to consumers. Since the physician group can directly employ its own physicians and typically co-manages the foundation with the hospital, this foundation delivery model can be seen as very similar to the direct employment of physicians by hospitals. For-profit hospitals cannot form and operate such foundations.  We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high-margin services and for quality physicians and personnel.  If competing health care providers are better able to attract more patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in patient volume levels.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March 2005, the Company completed the acquisition of our hospitals and their associated real estate from Tenet. At the closing of the acquisition, the Company transferred all of the fee interests in the acquired real estate to PCHI, a company owned indirectly by two of the Company's largest shareholders. As further discussed in the consolidated financial statements, the Company consolidates PCHI. The Company entered into a Triple Net Lease dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI. Additionally, the Company leases property from other lessors. As of March 31, 2013, the Company's principal facilities are listed in the following table:

PROPERTY	APPROXIMATE AGGREGATE SQUARE FOOTAGE	LEASE RATE	INITIAL LEASE EXPIRATION

Western Medical Center-Santa Ana 1001 North Tustin Avenue Santa Ana, CA 92705	360,000	See note 1.	February 28, 2030

Administrative Building 1301 N. Tustin Avenue Santa Ana, CA	40,000	See note 1.	February 28, 2030

Western Medical Center-Anaheim 1025 South Anaheim Boulevard Anaheim, CA 92805	132,000	See note 1.	February 28, 2030

Coastal Communities Hospital 2701 South Bristol Street Santa Ana, CA 92704	115,000	See note 1.	February 28, 2030

Chapman Medical Center 2601 East Chapman Avenue Orange, CA 92869	140,000	See note 2.	December 31, 2023

1.	Effective April 13, 2010, the Company entered into an amended and restated lease with PCHI. The amended lease terminates on the 25-year anniversary of the original lease (March 7, 2005), grants the Company the right to renew for one additional 25-year period, and requires combined annual base rental payments of $8.3 million for all four properties. However, until PCHI refinances the related real estate loan, the annual base rental payments are reduced to $7.3 million. In addition, the Company may offset, against its rental payments owed to PCHI, interest payments that it makes on the related real estate loan. Lease payments to PCHI are eliminated in consolidation.

2.	Leased from an unrelated party. Monthly lease payments are $144,652.

The State of California has imposed new hospital seismic safety requirements. Under these new requirements, the hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has introduced a new seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2013.

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

Approximately 37% of the Company’s employees are represented by labor unions as of March 31, 2013.  The CNA Agreement and the SEIU Agreement both expire on August 31, 2014. The agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

OTHER LEGAL PROCEEDINGS

The Company and our hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to operations. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable.

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff's allegations.  On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  On September 3, 2010 the plaintiffs in both the Avery and Ross actions filed a consolidated complaint (the "Consolidated Complaint") that alleges the causes of action found in the initial Ross complaint.  On October 12, 2010, the Company filed an answer to the Consolidated Complaint, which generally denied all allegations.  On July 18, 2011, the Company filed a motion to compel arbitration of the matter, which was denied on October 21, 2011.  The Company appealed this decision and the Court of Appeal decided against the Company on June 26, 2013. The Company intends to vigorously defend itself in connection with the claims in the Consolidated Complaint.   Discovery is ongoing and at this stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

On February 13, 2013, the jury in Fitzgibbons v. IHHI, et. al., awarded $500,000 in punitive damages against the Company, bringing the jury’s total verdict in this lawsuit for intentional infliction of emotional distress to $5.7 million. The Company thereafter filed two post-trial motions, one seeking a new trial and another seeking a judgment in the Company’s favor notwithstanding the verdict. On April 30, 2013, the trial judge granted the Company’s motion for a judgment notwithstanding the verdict and in the alternative granted the Company’s motion for a new trial. The same day the trial judge signed a judgment in the Company’s favor by which Dr. Fitzgibbons took nothing by way of his complaint and the Company was entitled to recover its costs of suit from Dr. Fitzgibbons. Dr. Fitzgibbons filed a notice of appeal of the judgment in the Company’s favor on May 6, 2013. The Company estimates the appeal will take at least one year to resolve. Due to these favorable rulings, the Company reversed the $5.2 million contingent loss that was reserved on its financial statements as of December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed for trading on the OTCQB marketplace under the symbol "IHCH." The trading market for the Company's common stock has been extremely thin. In view of the extreme thinness of the trading market, the prices reflected on the chart below as reported on the OTCQB marketplace may not be indicative of the price at which any prior or future transactions were or may be effected in the Company's common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

The following table sets forth the quarterly high and low bid price for the Company's common stock for each quarter for the period from April 1, 2011 through March 31, 2013, as quoted on the OTCQB marketplace. Such OTCQB marketplace quotations reflect inter dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW
Apr 2011 - Jun 2011	$0.22	$0.01
Jul 2011 - Sep 2011	$0.09	$0.05
Oct 2011 - Dec 2011	$0.06	$0.03
Jan 2012 - Mar 2012	$0.08	$0.02
Apr 2012 - Jun 2012	$0.06	$0.04
Jul 2012 - Sep 2012	$0.11	$0.04
Oct 2012 - Dec 2012	$0.11	$0.06
Jan 2013 - Mar 2013	$0.10	$0.06

As of the date of this report, there were approximately 129 record holders of the Company's common stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company has not paid and does not expect to pay any dividends on its shares of common stock for the foreseeable future, as any earnings will be retained for use in the business. While the Company is generally prohibited from paying dividends under its revolving line of credit, the Company is permitted to pay dividends under its term loan in the absence of default.

The following table provides summary information concerning the Company's equity compensation plan as of March 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,595,000	$ 0.18	18,483,561
Equity compensation plans not approved by security holders	405,000,000	$ 0.07	-

Total	412,595,000	$ 0.07	18,483,561

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

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued warrants to existing shareholders and a lender. In February 2013 we repurchased certain warrants, issued new warrants, and extended the expiration dates of the remaining warrants. (see "WARRANTS”).

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. We had a total stockholders’ deficiency of $29.9 million and a working capital deficit of $36.7 million at March 31, 2013.  For the year ended March 31, 2013, we had a net loss of $15.5 million, and negative cash flow from operations of $9.6 million. We anticipate making payments for provider fees and other expenses relating to the 2013 hospital quality assurance fee program of approximately $105.8 million and receiving approximately $235.5 million in revenues from the State ($79.4 million from the fee-for-service portion and $156.1 million from the managed care portion).

Key items for the year ended March 31, 2013 included:

1.	Net service patient revenues (patient service revenues, net of contractual allowances and discounts, less provision for doubtful accounts) for the years ended March 31, 2013 and 2012 were $383.5 million and $362.2 million, respectively, representing an increase of $21.3 million, or 5.9%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $21.8 million for the year ended March 31, 2013 compared to the year ended March 31, 2012. The increase was primarily related to Hospital Quality Assurance Fee (“QAF”) revenues received from the State of California. For the year ended March 31, 2013, we received $54.2 million in QAF payments compared to $31.9 million during the year ended March 31, 2012 (see “HOSPITAL QUALITY ASSURANCE FEES”).

Inpatient admissions decreased by 5.2% to 20.2 for the year ended March 31, 2013 compared to 21.3 for the year ended March 31, 2012. The decline in admissions is primarily related to reductions in managed care, shifts from inpatient to outpatient observation, and lower obstetrics admissions.

Uninsured patients, as a percentage of gross charges (retail charges), were 5.5% for the year ended March 31, 2013 compared to 5.3% for the year ended March 31, 2012.

2.	Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses for the year ended March 31, 2013 were $393.7 million, representing an increase of $41.1 million, or 11.7%, compared to the year ended March 31, 2012. The increase is primarily related to QAF expenses of $52.5 million incurred during the year ended March 31, 2013 compared to $15.9 million incurred during the year ended March 31, 2012.

DEBT –

As of March 31, 2013, we had the following credit agreements:

—	A $47.277 million Term Loan issued under the $80.0 million Restated Credit Agreement, bearing an interest rate of LIBOR plus 10%, with the LIBOR floor set at 2% (12% at March 31, 2013). If any event of default occurs and continues, the lender can increase the interest rate by 5% per year. As of March 31, 2013, we were in compliance with all financial covenants. The stated maturity date for this Restated Credit Agreement is April 13, 2016.

—	A $35.0 million Revolving Credit Agreement, bearing an interest rate of 4.25% plus LIBOR, with a 2.5% floor, per year (6.75% at March 31, 2013) and an unused commitment fee of 0.5% per year ($30.0 million outstanding balance at March 31, 2013). For purposes of calculating interest, all payments we make on the Revolving Credit Agreement are subject to a five business day clearance period. As of March 31, 2013, we were in compliance with all financial covenants. The stated maturity date for this Revolving Credit Agreement is March 25, 2016. At March 31, 2013, we had $5.0 million in additional availability under this facility

Term loan - On August 1, 2012, we entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the $80.0 million Credit Agreement, dated as of October 9, 2007, as amended, (the “Credit Agreement”) with SPCP Group IV, LLC, SPCP Group, LLC, and Silver Point Finance, LLC, as the Lender Agent (collectively, “Silver Point”), PCHI and Ganesha Realty, llc (“Ganesha”).  Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Credit Agreement in connection with our execution of the Revolving Loan Amendment No. 3. In addition, the provisions in the Credit Agreement that provide for mandatory prepayment of our outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, we agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount under the Credit Agreement. The consent and amendment fee was recorded as a discount to the loan balance and is being amortized over the remaining life of the loan.

On February 7, 2013, we entered into an “Amendment and Restatement to the Credit Agreement” (the “Amendment”) with Silver Point, PCHI and Ganesha.

Under the Amendment, the Credit Agreement was amended and restated in its entirety in the form of the “Amended and Restated Credit Agreement ($47.277 million Term Loan)” attached as Exhibit A to the Amendment (the “Restated Credit Agreement”). The Restated Credit Agreement reflects changes to the terms of the Credit Agreement that were previously made under various amendments we entered into since inception of the Credit Agreement in October 2007. In connection with the Restated Credit Amendment, we agreed to pay Silver Point a one-time amendment fee of $841, which was added to the principal amount under the Restated Credit Agreement. The one-time amendment fee was recorded as a discount to the loan balance and, together with the amortized portion of the discount recorded under the Credit Agreement Amendment, is being amortized over the remaining life of the loan. In addition, the increase in the fair value of warrants issued to Silver Point on February 7, 2013 of $543 also were recorded as a discount from the loan balance and is being amortized over the remaining life of the loan. During the year ended March 31, 2013, we recognized $1.4 million in loan discount amortization expense relating to the Restated Credit Agreement.

In addition, the following new amendments were made to the Credit Agreement and reflected in the Restated Credit Agreement:

—	The Stated Maturity Date was extended to April 13, 2016. The Credit Agreement was previously due to mature on April 13, 2013.

—	The annual interest rate applicable to the loans under the Credit Agreement was modified from the previous fixed rate of 14.5% to LIBOR plus 10%, with the LIBOR floor set at 2% (12% at March 31, 2013), except upon an Event of Default. We may elect from one, two or three months LIBOR interest periods, except in an Event of Default when the interest period may not exceed one month.

—	The principal balance under the Credit Agreement was increased from $46.350 million to $47.277 million, to reflect our new borrowings under the Restated Credit Agreement.

—	We repaid all amounts owing to SPCP Group IV, LLC under the Credit Agreement, consisting of a principal balance of $8.120 million plus accrued interest of $19.6, and increased the principal amount owing to SPCP Group, LLC under the Credit Agreement by $9.047 million to reflect the repayment to SPCP Group IV, LLC and other new borrowings.

—	The financial covenants under the Credit Agreement were amended, including the covenants requiring us to maintain minimum levels of EBITDA (as defined in the Restated Credit Agreement).

—	Upon our receipt of enhanced federal matching funds from Medi-Cal under the QAF program (defined as “Net QAF Funds” under the Restated Credit Agreement), we are required to make certain prepayments of principal under its Revolving Loan Agreement with MidCap Financial, LLC.

—	A prepayment fee was established for voluntary prepayments under the Credit Agreement equal to 5% for prepayments made on or prior to December 31, 2013, and 2% for prepayments made after January 1, 2014 and before December 31, 2014.

Revolving line of credit - On August 1, 2012, we entered into Amendment No. 3 to Credit and Security Agreement (the “Revolving Loan Amendment No. 3), which amends Credit and Security Agreement, dated as of August 30, 2012, as amended, (the “Revolving Loan Agreement”) with MidCap Funding IV, LLC and Silicon Valley Bank, as lenders (the “Lenders”), and MidCap Financial, LLC, as agent (the “Agent”). Under the Revolving Loan Amendment No. 3, the minimum Revolving Loan Commitment Amount under the Revolving Loan Agreement was increased from $14.0 million to $30.0 million, and we agreed to pay the Lenders an origination fee of 1.0% of the Lenders’ increased commitment under the Revolving Loan Amendment No. 3, or $160.

On February 7, 2013, we entered into “Amendment No. 4 to Credit and Security Agreement and Limited Consent” (the “Revolving Loan Amendment No. 4”) with the Lenders and the Agent.

The Revolving Loan Amendment No. 4 amends the Revolving Loan Agreement, to reflect the following changes:

—	The maximum face amount of the Letter of Credit Liabilities permitted under the Revolving Loan Agreement was increased to $761, and the Lenders consented to the issuance of a Letter of Credit in the same amount by Wells Fargo Bank, National Association.

—	The period during which the Prepayment Fee of 1% is applicable was extended from three years from the original closing date to the Commitment Expiry Date.

—	The Agent and Lenders consented to our entry into the Amendment with Silver Point and the Restated Credit Agreement thereunder.

On March 25, 2013, we entered into Amendment No. 5 to Credit and Security Agreement and Limited Waiver (the “Revolving Loan Amendment No. 5”), which amends the Revolving Loan Agreement with the Lenders and the Agent. We agreed to pay the Lenders an origination fee of 1.0% of the Lenders’ commitment under the Revolving Loan Amendment No. 5, or $350.

Among other things, the Revolving Loan Amendment No. 5 provides for the following:

—	An increase in the Revolving Loan Commitment amount from $30.0 million to $35.0 million;

—	The Applicable Margin was changed: (a) from 3.00% to 2.25% with respect to Revolving Loans bearing interest upon the Base Rate and (b) from 5.00% to 4.25% for all other Revolving Loans and Obligations;

—	The Commitment Expiry Date was extended to March 25, 2016;

—	Certain modifications were made to the definitions of Permitted Indebtedness and Prepayment Fee and the lockbox requirements; and

—	We were granted a waiver of certain prior Events of Default or Defaults under the Revolving Loan Agreement and a waiver of the requirement to comply with the Fixed Charge Coverage Ratio covenant for the Defined Period ending March 31, 2013.

WARRANTS – On April 13, 2010 we issued three-year warrants (the “Omnibus Warrants”) to purchase our common stock at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, we recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.

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

On February 7, 2013, in connection with the Restated Credit Agreement, we entered into the following transactions involving warrants:

We entered into a Warrant Repurchase Agreement with SPCP Group IV, LLC pursuant to which we repurchased the outstanding common stock warrant issued to SPCP Group IV, LLC on or about April 13, 2010 (the “Cancelled Warrant”). The Cancelled Warrant (part of the Omnibus Warrants) entitled the holder to purchase an aggregate of 16.8 million shares of our common stock at an exercise price of $0.07 per share. We repurchased the Cancelled Warrant for a purchase price of $0.12 per share minus the exercise price of $0.07 per share resulting in a net purchase price of $0.05 per share multiplied by 16.8 million shares for an aggregate purchase price of $840.9.

Immediately following the warrant repurchase, we issued a new common stock warrant (the “New Warrant”) to SPCP Group, LLC for a price of $0.05 per share (an aggregate price of $840.9) on the same terms as the Cancelled Warrant entitling the holder to purchase an aggregate of 16.8 million shares of common stock at an exercise price of $0.07 per share, except that the New Warrant expires on April 13, 2016.

Also simultaneous with the transactions described above, we extended the expiration date from April 13, 2013 to April 13, 2016 for the Omnibus Warrants issued to KPC and the remaining Omnibus Warrants held by Silver Point (to purchase 79.2 million shares) and the Release Warrant issued to Dr. Chaudhuri. The extension of the warrant expiration date was intended to conform the terms of the warrants to that of the Restated Credit Agreement.

We assessed the amended credit agreement entered into in August 2012 and February 2013 under the provisions of ASC 470-50 and determined that the debt amendments should be accounted for as a debt modification. Accordingly, the recorded change in fair value as of February 7, 2013, totaling $534, of the New Warrant and the Omnibus Warrant held by SPCP Group, LLC was recognized as a component of the debt discount on the Term Loan (Note 3) and will be amortized to interest expense over the term of the debt agreement using the effective interest method.

The warrant expense relating to the Release Warrant and the Omnibus Warrant held by Dr. Chaudhuri for the years ended March 31, 2013 and 2012 was $1.7 million and $0, respectively. The change in fair value of the Release Warrant and the Omnibus was immediately charged to expense.

The Omnibus Warrants, the Release Warrant, and the New Warrant are collectively referred to as the “IHHI Warrants.” As of March 31, 2013, the fair value of the IHHI Warrants was $5.3 million.

The net loss related to the change in fair value of the IHHI Warrants for the year ended March 31, 2013 and 2012 was $1.4 million and $1.5 million, respectively. The total loss on warrants was $3.1 million and $1.5 million for the years ended March 31, 2013 and 2012, respectively.

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

In December 2011, CMS gave final approval for the extension of the QAF for the six month period from January 1 through June 30, 2011 (“2011 QAF”).  Accordingly, for the year ended March 31, 2012 we recognized $31.9 million in revenue and recorded expenses of $15.9 million relating to the 2011 QAF.

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”).  In June 2012, the California State Legislature amended the hospital fee statute to recognize separate CMS approval of the fee-for-service portion and managed care portion of the 2013 QAF, which was further clarified in legislation approved by the governor of California in September 2012.  As a result, during the year ended March 31, 2013, we recognized revenue of $54.2 million and expenses of $52.5 million relating to the fee-for-service portion of the 2013 QAF for the periods from July 1, 2011 through March 31, 2013.

In May 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2011 through June 30, 2012.

Based on the most recent modeling prepared by the California Hospital Association, we anticipate making payments for provider fees and other expenses relating to the 2013 QAF of approximately $105.8 million and receiving approximately $235.5 million in revenues from the State ($79.4 million from the fee-for-service portion and $156.1 million from the managed care portion).

We cannot provide any assurances or estimates in connection with CMS’s final managed care approval of the 2013 QAF (for the period from July 1, 2012 to December 31, 2013) or a possible continuation of the QAF program beyond December 31, 2013.

ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM – Provisions of the American Recovery and Reinvestment Act of 2009 provide incentive payments for the adoption and meaningful use of certified electronic health record (EHR) technology. The Medicare EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) that are meaningful users of certified EHRs. The Medicaid EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) for efforts to adopt, implement, upgrade, or meaningful use of certified EHR technology.

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

LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, we and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by us to PCHI was increased from $5.4 million to $7.3 million. The base rent is subject to an annual Consumer Price Index increase on January 1 of each year; provided, that, such increase shall not be less than 2% or more than 6% per year. The annual base rent is currently $7.8 million. If PCHI refinances the $47.277 million term loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES – The State of California has imposed hospital seismic safety requirements. Under these requirements, the Hospitals must meet stringent seismic safety criteria in the future. In addition, there could be other remediation costs pursuant to this seismic retrofit.

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2013.

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

The agreements will initially run for a period of five years, and the recurring services may be renewed by us for successive periods.  The agreements do not provide that they may be terminated by us prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services. During the year ended March 31, 2013 we completed conversion of one of our facilities to the McKesson system and are continuing to convert the remaining three facilities during the first quarter of our fiscal year 2014. We are also continuing to test and develop system applications where necessary.

CASH FLOW - Net cash provided (used) by operating activities for the years ended March 31, 2013 and 2012 was $(9.6) million and $4.5 million, respectively. Net income (loss), adjusted for depreciation and other non-cash items, excluding the provision for doubtful accounts and net income from non-controlling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”), totaled $(13.8) million and $14.2 million for the years ended March 31, 2013 and 2012, respectively. We used $2.9 million and $9.1 million in working capital for the years ended March 31, 2013 and 2012, respectively. Net cash provided in payment of accounts payable, accrued compensation and benefits and other current liabilities was $8.8 million and $4.3 million for the years ended March 31, 2013 and 2012, respectively. Cash provided (used) by accounts receivable, net of provision for doubtful accounts, was $(9.2) million and $1.1 million for the years ended March 31, 2013 and 2012, respectively.

Net cash used in investing activities during the years ended March 31, 2013 and 2012 was $10.3 million and $5.5 million, respectively. In the years ended March 31, 2013 and 2012, we invested $10.3 million and $5.5 million in cash, respectively, in new property and equipment.

Net cash provided by (used in) financing activities for the years ended March 31, 2013 and 2012 was $11.7 million and $(7.8) million, respectively.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth our consolidated statements of operations expressed as a percentage of net patient services revenues for the years ended March 31, 2013 and 2012.

	Year ended March 31,
	2013		2012

Revenues	100.0%		100.0%

Operating expenses:
Salaries and benefits	55.7%		59.9%
Supplies	14.5%		15.1%
Other operating expenses	30.5%		20.4%
Depreciation and amortization	1.1%		1.1%
	101.8%		96.5%

Operating income (loss)	(1.8%	)	3.5%

Other income (expense):
Interest expense, net	(3.0%	)	(2.8%	)
Income from electronic health records incentive program	0.0%		1.9%
Loss on warrants	(0.8%	)	(0.4%	)
	(3.8%	)	(1.3%	)

Income (loss) before income tax benefit	(5.6%	)	2.2%
Income tax benefit	(1.5%	)	0.0%
Net income (loss)	(4.1%	)	2.2%
Net (income) loss attributable to noncontrolling interests	0.2%		(0.1%	)
Net income (loss) attributable to
Integrated Healthcare Holdings, Inc.	(3.9%	)	2.1%

FISCAL YEAR ENDED MARCH 31, 2013 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2012

REVENUES – Net patient service revenues for the year ended March 31, 2013 increased 5.9% compared to fiscal year 2012, from $362.2 million to $383.5 million. The increase was primarily related to QAF revenues of $54.2 million recognized during the year ended March 31, 2013 compared to $31.9 million in fiscal 2012. The provision for bad debts for the year ended March 31, 2013 was $44.6 million compared to $40.4 million for the year ended March 31, 2012, representing a 10.4% increase. The primary reason for the increase in the provision for bad debts relates to the termination of Section 1011 of the Medicare Modernization Act of 2003 program in January 2012. Section 1011 provided federal funding of emergency health services for “eligible aliens.” Until its termination in January 2012, patient service revenues recorded under Section 1011 were reduced by contractual allowances and discounts whereas patient service revenues related to the same type of services provided after the termination of Section 1011 are adjusted to net patient service revenues through the provision for bad debts.

Admissions for the year ended March 31, 2013 decreased 5.2% compared to fiscal year 2012. The decline in admissions is the combined result of lower obstetrical deliveries and psychiatric admissions. Net patient service revenues per admission increased 11.7% during the year ended March 31, 2013. This increase was primarily due to an increase in orthopedic surgeries and an increase in QAF revenue.

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 58% and 57% of patient service revenues for the years ended March 31, 2013 and 2012, respectively.

Uninsured patients, as a percentage of gross charges, increased to 5.5% from 5.3% for the year ended March 31, 2013 compared to the year ended March 31, 2012.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues (net of contractual allowances and discounts), including QAF funds, increased $21.7 million for the year ended March 31, 2013 compared to the year ended March 31, 2012.

Other operating revenues of $3.4 million and $3.1 million for the years ended March 31, 2013 and 2012, respectively, consist primarily of rental income and cafeteria sales.

OPERATING EXPENSES – Operating expenses for the year ended March 31, 2013 increased to $393.7 million from $352.6 million, an increase of $41.1 million, or 11.7%, compared to fiscal year 2012. Operating expenses expressed as a percentage of revenues for the years ended March 31, 2013 and 2012 were 101.8% and 96.5%, respectively. On a per admission basis, operating expenses increased 17.7%. The increase is primarily related to QAF expenses of $52.5 million incurred during the year ended March 31, 2013 compared to $15.9 million in fiscal year 2012.

Salaries and benefits decreased $3.2 million (1.5%) for the year ended March 31, 2013 compared to fiscal year 2012 due to lower admissions partially offset by wage increases.

Supplies increased $1.1 million (2.0%) for the year ended March 31, 2013 compared to fiscal year 2012. The increase primarily related to increases in orthopedic supplies and pacemakers.

Other operating expenses during the year ended March 31, 2013 increased to $118.1 million from $74.5 million, an increase of $43.6 million, or 58.5%, compared to fiscal year 2012. The increase is primarily related to QAF expenses of $52.5 million incurred during the year ended March 31, 2013 compared to $15.9 million during fiscal year 2012 and loss reserves for potential legal settlements.

OPERATING INCOME (LOSS) – The operating income (loss) for the years ended March 31, 2013 and 2012 was ($6.8) million and $12.7 million, respectively.

OTHER INCOME (EXPENSE) – Interest expense for the year ended March 31, 2013 was $11.8 million compared to $10.2 million for fiscal year 2012. The increase primarily related to increased net drawdowns of $15.5 million on our revolving line of credit.

We adopted certified EHR technology and recognized other income of $0 and $6.8 million under the Medicaid EHR incentive program during the years ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the aggregate fair value of the IHHI Warrants was $5.3 million.  A loss relating to the change in fair value of the IHHI Warrants of $3.1 million and $1.5 million was recorded during the years ended March 31, 2013 and 2012, respectively. See “WARRANTS.”

NET INCOME (LOSS) - Net income (loss) for the years ended March 31, 2013 and 2012 was ($15.5) million and $7.5 million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We have established settlement (payables) receivables of ($179) and $190 as of March 31, 2013 and 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $13.4 million and $14.3 million during the years ended March 31, 2013 and 2012, respectively. The related revenue recorded for the years ended March 31, 2013 and 2012, was $14.3 million and $15.4 million, respectively. As of March 31, 2013 and 2012, estimated DSH receivables were $5.9 million and $5.0 million, respectively.

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $84.7 million and $84.2 million for the years ended March 31, 2013 and 2012, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the years ended March 31, 2013 and 2012 were approximately $8.0 million and $7.0 million, respectively.

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

INCOME TAXES - Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. We assess the realization of deferred tax assets to determine whether an income tax valuation allowance is required. We recorded a 58% and 100% valuation allowance on our net deferred tax assets as of March 31, 2013 and 2012, respectively.

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

INSURANCE – We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2013 and 2012, we had accrued $10.6 million and $11.5 million, respectively, which is comprised of $5.5 million and $4.5 million, respectively, in incurred and reported claims, along with $5.1 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.1 million and $3.0 million are included in other prepaid expenses and current assets as of March 31, 2013 and 2012, respectively.

We have also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. We have a "paid loss plan" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2013 and 2012, we had accrued $500 and $673, respectively, comprised of $200 and $338, respectively, in incurred and reported claims, along with $300 and $335, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintained an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at March 31, 2013 and 2012 were based upon projections. We determine the adequacy of this accrual by evaluating our limited historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our consolidated financial statements. As of March 31, 2013 and 2012, we had accrued $1.9 million and $2.2 million, respectively, in estimated IBNR.

We have also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

NEW ACCOUNTING STANDARDS

Effective March 31, 2012, we adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. The adoption of this ASU did not have a material impact on our consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2013 we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as a part of this report beginning on page F-1:

PAGE	DESCRIPTION
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the years ended March 31, 2013 and 2012
F-4	Consolidated Statements of Stockholders' Deficiency for the years ended March 31, 2013 and 2012
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012
F-6	Notes to Consolidated Financial Statements
F-25	Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2013 and 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013. The evaluation by management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2013 concluded that the Company's disclosure controls and procedures are effective as of such date to ensure that the information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published consolidated financial statements and safeguarding of the Company's assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of its people.

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

Management assessed the Company’s internal control system as of March 31, 2013 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that, as of March 31, 2013, the Company’s system of internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended March 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains certain information concerning our directors and executive officers as of March 31, 2013:

NAME	AGE	POSITION WITH COMPANY	DATE BECAME DIRECTOR
Maurice J. DeWald	73	Chairman of the Board	August 1, 2005
Hon. C. Robert Jameson	73	Director	July 11, 2007
Ajay G. Meka, M.D.	62	Director	September 28, 2006
Michael Metzler	66	Director	September 5, 2007
J. Fernando Niebla	73	Director	August 1, 2005
William E. Thomas	64	Director	September 5, 2007
Kenneth K. Westbrook	62	Director, Chief Executive Officer & President	December 2, 2008
Steven R. Blake	60	Chief Financial Officer & Executive Vice President, Finance
Daniel J. Brothman	58	Chief Operating Officer & Executive Vice President, Operations

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

HON. C. ROBERT JAMESON has been a director of the Company since July 11, 2007. Judge Jameson is a retired Orange County Superior judge.  Judge Jameson brings to our Board extensive experience in the legal profession and negotiating skills.  He is now affiliated with Judicate West, a provider of alternative dispute resolution, handling complex alternative dispute resolution matters. Before leaving the bench, he was Presiding Judge of the Orange County Superior Court. Judge Jameson obtained his B.A. degree in Political Science from the University of California, Davis in 1963 and his Juris Doctor degree at the University of California, Hastings College of the Law in 1966. He served as a judge from 1984-2005 and also was President of the Banyard Inn of Court and an Adjunct Professor of Law at Whittier Law School during his tenure. Judge Jameson was awarded "Judge of the Year" nine times over the course of his career by organizations such as: the Orange County Bar Association Business Litigation section, Orange County Trial Lawyers, the American Board of Trial Advocates and the Consumer Attorneys of California.

AJAY G. MEKA, M.D has served as a member of the Board of Directors of the Company since September 28, 2006. Dr. Meka brings to our Board extensive experience in the healthcare industry.  Dr. Meka has been a licensed physician in California for the past 29 years. He is a board certified physician practicing in Orange County, California. Dr. Meka received his medical degree from Guntur Medical College in Gunter, India. He performed his postgraduate training at Brooklyn Jewish Hospital and Coney Island Hospital, both in Brooklyn, New York.

MICHAEL METZLER has been a member of the Board of Directors of the Company since September 5, 2007 and is Chairman of the Nominations and Governance Committee and sits on the Audit Committee and Special Committee. Mr. Metzler brings to our Board extensive leadership, organizational, and management skills. He is CEO of Trimoda Corporate Governance, aka Metzler and Associates, a consulting firm specializing in corporate governance and organization development. He also is the Chairman of the Board of The Values Institute, a nonprofit organization that specializes in the area of values-driven corporate culture. He served as President and Chief Executive Officer of the Santa Ana Chamber of Commerce for 27 years from 1983 – 2010. Mr. Metzler has served on numerous community boards, city, county, regional, state and national committees and task forces. He was a founder of the Santa Ana Business Bank. Mr. Metzler received a Ford Foundation Fellowship in Regionalism and Sustainable Development in 2008. He is a graduate of California State University, Fullerton and attended Loyola University School of Law and the Peter F. Drucker Graduate School of Management at Claremont University.

J. FERNANDO NIEBLA has served as a member of the Board of Directors of the Company since August 1, 2005. Mr. Niebla is the Chairman of the Compensation Committee and sits on the Audit Committee, Finance Committee, and Special Committee. Mr. Niebla brings to our Board extensive experience in executive leadership and board membership experience with large publicly traded companies.  He has served as Managing Partner of International Technology Partners, an information technology and business consulting services company based on Orange County, California since August 1998. He was also a founder of Infotec Development Inc. and Infotec Commercial Systems, two national information technology firms. He currently serves on the Board of Trustees of the Orange County Health Foundation, and is a member of the California Advisory Committee to Nacional Financiera, a Mexican Government agency similar to the U.S. Government Small Business Administration office. Until May 2012, Mr. Niebla served on the Boards of Directors of Union Bank of California, Pacific Life Corp., Life Modeler, Inc., and Granite Construction Corp. Mr. Niebla holds a B.S. degree in Electrical Engineering from the University of Arizona and an M.S. QBA from the University of Southern California.

WILLIAM E. THOMAS has served as a member of the Board of Directors of the Company since September 5, 2007. Mr. Thomas brings to our Board extensive experience in the legal profession and healthcare industry.  Mr. Thomas is the Executive Vice President and General Counsel of Strategic Global Management, Inc., a healthcare ventures firm in Riverside, California. He has served in such capacity since October of 1998. Prior to that Mr. Thomas was a founding and managing partner of a law firm in Riverside, California specializing in business, real estate, and other transactional matters.  He is a member of the board of directors of Provident Financial Holdings, Inc. Mr. Thomas graduated from the University of California at Santa Barbara with a Bachelor of Arts degree in History and Political Science. He holds a Juris Doctor degree from the University of California, Hastings College of the Law, and a Master of Laws degree from New York University. He is a member of the California Bar Association.

KENNETH K. WESTBROOK has served as President and Chief Executive Officer of the Company and as a director of the Company since December 2, 2008. Mr. Westbrook brings to our Board extensive experience as a healthcare executive with unique operational and management skills. Mr. Westbrook was Senior Vice President for Operations for OrNda HealthCorp (1996) and Senior Vice President of Operations for Tenet (1997 through 2004). Mr. Westbrook sold the four hospitals that created the Company as he left Tenet. During the years at OrNda and Tenet, Mr. Westbrook also had the experience of acting as each of the four hospitals' interim CEO when vacancies occurred. Prior to OrNda, Mr. Westbrook was the Chief Operating Officer for Hospital Corporation of America's Pacific Division and was previously a hospital CEO at several Southern California hospitals. He has graduate and undergraduate degrees in business from the University of Redlands and is currently a member of several healthcare professional associations. Mr. Westbrook is currently serving a two year term as a member of the Board of Trustees of the California Association of Hospitals and Healthcare Systems.

STEVEN R. BLAKE – FHFMA, CPA has served as Chief Financial Officer of the Company since July 1, 2005 and Executive Vice President, Finance since March 21, 2008. He is a California licensed Certified Public Accountant. Mr. Blake has over 36 years of experience in multi-hospital financial management, as well as attestation services and financial consulting for hospitals. He also has extensive experience serving in financial roles with public companies. Most recently, he served as Regional Vice President of Finance for Tenet, a position he held for over 17 years. In this position, Mr. Blake was responsible for the financial management of numerous Tenet assets covering five western states (California, Arizona, Washington, Nebraska and Texas). Mr. Blake is a past President for the Southern California Chapter of the Healthcare Financial Management Association; is a member of the Audit Committee for the Hospital Association of Southern California and a former Trustee for the California Hospital Association.

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

Our Board of Directors held 13 meetings during fiscal 2013. Six of the seven directors attended or participated in 75% or more of the aggregate number of meetings of the Board and of meetings of the committees of the Board on which such director served. Dr. Meka attended less than 75% of the Board meetings during fiscal 2013.

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

Based solely upon the copies of Section 16(a) reports filed by such persons or written representations from them regarding their transactions in our common stock, we believe that, during the year ended March 31, 2013, all such forms, if required to be filed, were filed in a timely fashion.

CODE OF ETHICS

We have adopted Standards of Conduct and Ethics that apply to our employees (including our principal executive officer, principal financial officer, principal accounting officer, and controller) and our directors. Our Standards of Conduct and Ethics can be accessed on our website at www.ihhioc.com under the Investor Relations section.

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

Audit Committee

The Audit Committee of the Board of Directors was formed in August 2005 and consists of three of our independent directors, Maurice DeWald and J. Fernando Niebla, who joined the Board of Directors in August 2005, and Michael Metzler, who joined the Board of Directors in September 2007. The Board of Directors has determined that Maurice DeWald is an "audit committee financial expert" as defined in the rules and regulations of the SEC. The Audit Committee of the Board of Directors preapproves all audit and permissible non-audit services to be performed by the independent registered public accounting firm. The Audit Committee will also advise management on the engagement of experts with sufficient expertise to advise on accounting and financial reporting of complex financial transactions. Of the four audit committee meetings held during the year ended March 31, 2013, Messrs. DeWald and Niebla attended all meetings and Mr. Metzler attended three meetings. The Board of Directors has adopted and approved an Audit Committee Charter for the Audit Committee.  A current copy of this charter is posted on our website at www.ihhioc.com under the Investor Relations section.

Management is responsible for the Company's internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and to issue a report on the consolidated financial statements. The Audit Committee's responsibility is to oversee these activities.

In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee also discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, "Communications with Audit Committees," as amended and adopted by the PCAOB in Rule 3200T, including the auditor's judgment about the quality, as well as the acceptability, of our accounting principles as applied in the financial reporting.

Our independent registered public accounting firm also provided to the Audit Committee the written disclosures required by Rule 3526 of the PCAOB (Communication with Audit Committees Concerning Independence), and the Audit Committee discussed with the independent registered public accounting firm that firm's independence as well as internal quality control procedures.

Based on the Audit Committee's discussions with management and the independent registered public accounting firm and the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2013 for filing with the SEC. This report was submitted by Mr. DeWald, Chair, and Messrs. Metzler and Niebla.

Compensation Committee

The Compensation Committee of the Board of Directors was formed in October 2005 and consists of three directors, Mr. Maurice DeWald, Mr. J. Fernando Niebla, chair, and Mr. William E. Thomas. In our fiscal year ended March 31, 2013, the Compensation Committee held six meetings. The Compensation Committee is responsible for overseeing the administration of the Company's executive compensation programs, establishing and interpreting the Company's compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table. The Board of Directors has adopted and approved a Compensation Committee Charter for the Compensation Committee.

Nominations and Governance Committee

The Nominations and Governance Committee of the Board of Directors (the “Nominations Committee”) consists of three directors, Mr. Maurice DeWald, Mr. Michael Metzler, chair, and Judge C. Robert Jameson.  In our fiscal year ended March 31, 2013, the Nominations Committee held five meetings. The general purpose and authority of the Nominations Committee  is (1) to select, or recommend for the Board of Directors’ selection, the individuals to stand for election as directors at the annual meeting of shareholders or, if applicable, a special meeting of shareholders, (2) to receive communications from shareholders directed to the Board of Directors, including shareholder proposals regarding director nominations to the Board of Directors, (3) to oversee the selection and composition of Committees of the Board of Directors and, as applicable, oversee management continuity planning processes, and (4) to oversee and maintain the corporate governance principles that apply to the Company, the Board of Directors and Committees of the Board.

When considering a potential candidate for membership on our Board of Directors, our Nominations Committee considers relevant business and industry experience and demonstrated character and judgment. The Nominations Committee considers diversity in identifying candidates by generally seeking to achieve a diversity of occupational and personal backgrounds on the Board. However the Nominations Committee has no formal policy regarding diversity. The Nominations Committee will consider stockholder nominations for directors submitted in accordance with the procedures and the deadlines set forth in our Bylaws.  Such recommendations should be addressed to Michael Metzler, Chairman of the Nominations and Governance Committee, at the Company’s headquarters at 1301 North Tustin Avenue, Santa Ana, California 92705.  There are no differences in the manner in which the Nominations Committee evaluates a candidate that is recommended for nomination by our Board of Directors or by a stockholder.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information regarding compensation to (i) our Chief Executive Officer; and (ii) our two other most highly compensated executive officers employed by us as of March 31, 2013 whose salary and bonus for the fiscal year ended March 31, 2013 was in excess of $100,000 for their services rendered in all capacities to us. The listed individuals are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)

Kenneth K. Westbrook	2013	554,216	-	-	21,197	575,413
Principal Executive Officer (2)	2012	575,532	-	-	20,509	596,041

Steven R. Blake	2013	428,085	-	-	16,445	444,530
Principal Financial Officer & Executive Vice President, Finance (3)	2012	444,550	-	-	16,706	461,256

Daniel J. Brothman	2013	428,085	-	-	16,445	444,530
Chief Operating Officer (3)	2012	444,550	-	-	16,108	460,658

(1)	Salary amounts for 2013 include 26 pay periods compared to 27 pay periods in 2012.
(2)	All other compensation for 2013 and 2012 includes auto allowance of $18,000 and the balance is Company contribution to the 401(k) plan.
(3)	All other compensation for 2013 and 2012 consists of an auto allowance of $12,000 and the balance is Company contribution to the 401(k) plan.

The following table sets forth summary information regarding stock options the Company has granted to the Named Executive Officers as of March 31, 2013 under the Company's 2006 Stock Incentive Plan.

OUTSTANDING STOCK OPTIONS AWARDS AT FISCAL YEAR-END

Name	Grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Grant date fair value per share ($)

Kenneth K. Westbrook (1)	December 2, 2008	2,000,000	-	-	0.01	December 2, 2015	0.00
Steven R. Blake (2)	August 6, 2007	300,000	-	-	0.26	August 6, 2014	0.03
Daniel J. Brothman (3)	August 6, 2007	1,000,000	-	-	0.26	August 6, 2014	0.02

___________________

(1)	1/3 of the shares vested on the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company beginning on March 31, 2009, all options were fully vested as of March 31, 2013.
(2)	1/3 of the shares vested on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary, all options were fully vested as of March 31, 2013.
(3)	Vesting retroactively commenced on March 8, 2005, all options were fully vested as of March 31, 2013.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each of the Named Executive Officers.  The Employment Agreements provide for the following material terms:

●	Each individual's employment is for a fixed term of employment of three years, commencing April 1, 2010, with automatic renewals for successive one year periods. The Company or the Named Executive may only terminate the employment relationship during the final 120 days of the initial three-year period or one-year renewal periods, except for a termination by either party "for cause" (as defined in the employment agreements).
●	The base salary of Mr. Westbrook is set at $550,000 per annum, and the base salaries of each of Messrs. Blake and Brothman are set at $422,000 per annum.
●	The agreements provide for the establishment of annual performance targets for each individual by the Compensation Committee and the Executive within 60 days after the end of each fiscal year. Each Executive's annual bonus will be determined based on his achievement in reaching his individual performance targets.
●	The employment agreements provided for payment of a severance package to each Executive upon a termination by the Executive "for cause" or termination by the Company "without cause." The severance period is 24 months (36 months during the first year of effectiveness of the employment agreements). The employment agreements also provide for payment of severance in the event of (i) a termination of employment following a change of control of the Company or (ii) a non-renewal of the Executive's employment by the Company at the end of the fixed 3-year or 1-year employment term. In the case of Messrs. Westbrook and Brothman, the right to receive severance terminates if the individual accepts employment with a competing hospital in a specified geographic area during the severance period.

POTENTIAL PAYMENTS UPON TERMINATION

Each of the Company's Named Executive Officers have employment agreements which provide, generally, for payments in the event of resignation for cause. Cause includes, among other items, changes in job duties, reporting relationships, bankruptcy of the Company or change in shareholders of over 50% of the stock. As of March 31, 2013, unless otherwise noted, each Named Executive Officer would be entitled to up to 24 months’ salary, benefits and health insurance, but not any additional accruals of paid time off, vacation or sick pay.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on March 31, 2013. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or if any other assumption used to estimate potential payments and benefits is not correct. The amounts which would be due the Named Executive Officers as of March 31, 2013, if they resigned for cause is as follows.

PAYMENTS DUE UPON TERMINATION

Name and principal position	Salary (1)	Employee health insurance	Car allowance	Other benefits	Total

Kenneth K. Westbrook Chief Executive Officer	$1,100,000	$9,149	$36,000	–	$1,145,149

Steven R. Blake Chief Financial Officer & Executive Vice President, Finance	$844,000	$12,992	$24,000	–	$880,992

Daniel J. Brothman Senior Vice President, Operations	$844,000	$9,149	$24,000	–	$877,149

(1)     Represents payments for 24 months per employment agreement as of March 31, 2013.

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of our non-management directors during the fiscal year ended March 31, 2013.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock options ($)	Total ($)

Maurice J. DeWald	30,000	–	30,000
Hon. C. Robert Jameson	30,000	–	30,000
Ajay G. Meka, M.D.	19,500	–	19,500
Michael Metzler	30,000	–	30,000
J. Fernando Niebla	30,000	–	30,000
William E. Thomas	30,000	–	30,000

Our current compensation and reimbursement policy for Directors is as follows:

1.	Cash: Each non-employee Director earns an annual fee of $40,000 and an attendance fee of $2,500 for each Board meeting attended, and a separate $1,500 fee for each committee meeting attended. The Chairman of the Board earns an additional annual retainer of $25,000. Committee chairmen earn an additional annual retainer of $10,000 or $20,000. The above fees were received in cash by the named Directors during the year ended March 31, 2013. For some directors, the fees listed may include fees which relate to service in a prior fiscal year but were paid in fiscal 2013.
2.	Stock: No options were granted to the Directors during the year ended March 31, 2013.
3.	Travel Reimbursement: All travel and related expenses incurred by Directors to attend Board meetings, committee meetings and other Company activities are reimbursed by the Company.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of June 18, 2013 by:

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

NAME	BENEFICIAL OWNERSHIP (1)	PERCENTAGE OF TOTAL (2)

DIRECTORS AND EXECUTIVE OFFICERS
Maurice J. DeWald (3)	350,000	*
Hon. C. Robert Jameson (3)	250,000	*
Ajay G. Meka, M.D. (3)(4)	300,000	*
Michael Metzler (3)	250,000	*
J. Fernando Niebla (3)	350,000	*
William E. Thomas (5)	9,998,498	3.91%
Kenneth K. Westbrook (3)	2,000,000	*
Steven R. Blake (3)	300,000	*
Daniel J. Brothman (3)	1,000,000	*
All current directors and executive officers as a group (9 persons)	14,798,498	5.80%

PRINCIPAL STOCKHOLDERS
Kali P. Chaudhuri, M.D. (6)	437,601,334	77.55%
KPC Resolution Company, LLC (7)	139,000,000	35.25%
Silver Point Capital, L.P. (8)	96,000,000	27.33%
Orange County Physicians Investment Network, LLC	73,798,430	28.91%
Anil V. Shah, M.D. (9)	19,812,000	7.76%
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

(2)

Percentages are based on 255,307,262 shares of common stock outstanding as of June 18, 2013, which does not include up to 26,078,561 shares of common stock which may be issued under the Company’s 2006 Stock Incentive Plan, and are otherwise calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares of common stock subject to options and warrants that are exercisable within 60 days of June 18, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant, but are not deemed outstanding for computing the percentage of any other person.

(3)	Consists of a stock option award approved by the Board of Directors pursuant to the Company’s 2006 Stock Incentive Plan.

(4)	Dr. Meka is a member of Orange County Physicians Investment Network, LLC (“OC-PIN”) and disclaims beneficial ownership of shares held by OC-PIN except to the extent of his pecuniary interest therein.

(5)	Consists of 9,748,498 issued and outstanding shares and a stock option award to purchase 250,000 shares approved by the Board of Directors pursuant to the Company’s 2006 Stock Incentive Plan.

(6)	Consists of 128,601,334 issued and outstanding shares, 170,000,000 shares which may be acquired by Kali P. Chaudhuri, M.D. pursuant to a three-year warrant issued to him on April 13, 2010, and 139,000,000 shares which may be acquired by KPC Resolution Company, LLC (“KPC Resolution”) pursuant to a three-year warrant issued to it on April 13, 2010. On February 7, 2013, the expiration date of the warrants issued to Dr. Chaudhuri and KPC Resolution was extended to April 13, 2016. Dr. Chaudhuri is the manager of KPC Resolution and, as a result, he may be deemed to be the beneficial owner of the securities held by KPC Resolution. Dr. Chaudhuri disclaims beneficial ownership of the reported securities held by KPC Resolution except to the extent of his pecuniary interest therein.

(7)	Consists of 139,000,000 shares which may be acquired by KPC Resolution pursuant to a three-year warrant issued to it on April 13, 2010. On February 7, 2013, the expiration date of the warrant issued to KPC Resolution was extended to April 13, 2016.

(8)	Consists of 96,000,000 shares which may be acquired by SPCP Group, LLC (“SPCP”) pursuant to two warrants issued to SPCP on April 13, 2010 and February 7, 2013. Both warrants expire on April 13, 2016. Silver Point Capital, L.P. (“Silver Point”) is the investment manager of SPCP and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by SPCP. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and, as a result, may be deemed to be the beneficial owner of the securities held by SPCP. Messrs. Edward A. Mule and Robert J. O’Shea are each members of Management and, as a result, may be deemed to be the beneficial owner of all of the securities held by SPCP. Silver Point, Management and Messrs. Mule and O’Shea disclaim beneficial ownership of the reported securities held by SPCP except to the extent of their respective pecuniary interests therein.

(9)

Consists of 14,700,000 issued and outstanding shares held by Dr. Shah and 5,112,000 issued and outstanding shares held by Coastal Heart Medical Group Inc. Defined Benefit Plan and Trust for which Dr. Shah is Trustee. The amount does not include any shares held of record by OC-PIN.  Dr. Shah is a member of OC-PIN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CREDIT AGREEMENTS

On February 7, 2013, the Company entered into an “Amendment and Restatement to the Credit Agreement” (the “Amendment”) with SPCP Group IV, LLC, SPCP Group, LLC, and Silver Point Finance, LLC, as the Lender Agent (collectively, “Silver Point”), PCHI and Ganesha Realty, llc (“Ganesha”). Ganesha is a company owned and controlled by Dr. Chaudhuri, who is the majority shareholder of the Company.  Ganesha is a member of PCHI with a 49% membership interest in PCHI.

Under the Amendment, the $80.0 million Credit Agreement, dated as of October 9, 2007, as amended, to which the Company and Silver Point are parties (the “Credit Agreement”) was amended and restated in its entirety in the form of the “Amended and Restated Credit Agreement ($47.277 Term Loan)” attached as Exhibit A to the Amendment (the “Restated Credit Agreement”). The Restated Credit Agreement reflects changes to the terms of the Credit Agreement that were previously made under various amendments the Company entered into since inception of the Credit Agreement in October 2007.

On March 25, 2013, the Company entered into Amendment No. 5 to Credit and Security Agreement and Limited Waiver (the “Revolving Loan Amendment No. 5”), which amends the Revolving Loan Agreement, with MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as administrative agent and a lender. Under the Revolving Loan Amendment No. 5, the minimum Revolving Loan Commitment Amount was increased to $35 million and the maturity date was extended to March 25, 2016.

The Amendment and the Revolving Loan Amendment No. 5, and the Company’s obligations thereunder, are discussed further above under “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by BDO USA, LLP, which acted as our independent registered public accounting firm for the years ended March 31, 2013 and 2012, and performed audit services for us during those periods.

	For the year ended March 31,
	2013	2012
Audit fees	$750,000	$750,000
Audit related fees	15,000	15,000
Tax fees	154,000	113,000
All other	-	-

Total fees	$919,000	$878,000

Audit fees includes the aggregate fees for the annual audit of our financial statements and reviews of our quarterly financial statements.

Audit related fee includes the aggregate fees for the annual audit of our 401(k) Retirement Savings Plan.

Tax fees includes the aggregate fees for tax return preparation, compliance, tax advice and tax planning

The Audit Committee of the Board of Directors pre-approves all audit and permissible non-audit services to be performed by our independent registered public accounting firm. The Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independent registered public accounting firm’s independence.

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements. Each document filed with this report is marked with an asterisk (*).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Registrant’s Information Statement on Schedule 14C filed on March 17, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2012).

4.1	Warrant to purchase 170,000,000 shares of common stock, dated April 13, 2010, issued to Kali P. Chaudhuri, M.D. (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.1.1	Amendment No. 1 to Common Stock Warrant (170,000,000 shares), dated February 7, 2013, by and between IHHI and Dr. Kali P. Chaudhuri, M.D. (incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

4.2	Warrant to purchase 139,000,000 shares of common stock, dated April 13, 2010, issued to KPC Resolution Company, LLC (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.2.1	Amendment No. 1 to Common Stock Warrant (139,000,000 shares), dated February 7, 2013, by and between IHHI and KPC Resolution Company, LLC (incorporated by reference to Exhibit 10.15to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

4.3	Warrant to purchase 79,182,635 shares of common stock, dated April 13, 2010, issued to SPCP Group, LLC (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.3.1	Amendment No. 1 to Common Stock Warrant (79,182,635 shares), dated February 7, 2013, by and between IHHI and SPCP Group, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

4.4	Warrant to purchase 16,817,365 shares of common stock, dated April 13, 2010, issued to SPCP Group IV, LLC (incorporated by reference to Exhibit 99.5 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

4.4.1	Warrant Repurchase Agreement, dated February 7, 2013, by and between IHHI and SPCP Group IV, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

4.4.2	Warrant to purchase 16,817,365 shares of common stock, dated February 7, 2013, issued to SPCP Group, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

10.1	Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Kenneth K. Westbrook (incorporated by reference to Exhibit 10.17 to the Registrant’s Report on Form 10-K filed on June 29, 2010).

10.2	Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Steven R. Blake (incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K filed on June 29, 2010).

10.3	Amended and Restated Employment Agreement, executed as of March 29, 2010, by and between the Registrant and Daniel J. Brothman (incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K filed on June 29, 2010).

10.1	2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed by the Registrant on November 14, 2006).

10.4.1	Form of Notice of Stock Option Award and Stock Option Agreement under 2006 Stock Incentive Plan (incorporated herein by reference from Exhibit 4.5 to the Registrant’s Registration Statement under the Securities and Exchange Act of 1933 on Form S-8 filed with the Commission on February 2, 2007).

10.5	Release, dated April 13, 2010, by and between the Registrant and Thomas A. Seaman, Receiver (incorporated by reference to Exhibit 99.7 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.6	Amended and Restated Triple Net Hospital Building Lease, dated as of October 1, 2007, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 99.10 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.6.1	Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of March 27, 2009, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 8-K filed on April 7, 2009).

10.6.2	Second Amendment to Amended and Restated Triple Net Hospital Building Lease, dated as of April 13, 2010, between Pacific Coast Holdings Investment, LLC and the Registrant (incorporated by reference to Exhibit 99.6 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.7	Credit and Security Agreement, dated August 30, 2010, by and among the Company, MidCap Financial, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on September 2, 2010).

10.7.1	Amendment No. 1 to the Credit and Security Agreement, dated October 29, 2010, by and among the Company, MidCap Funding IV, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on November 4, 2010).

10.7.2	Amendment No. 2 to the Credit and Security Agreement, dated October 29, 2010, by and among the Company, MidCap Funding IV, LLC, as Administrative Agent and Lender, and Silicon Valley Bank as Lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on June 14, 2012).

10.7.3	Amendment No. 3 to Credit and Security Agreement, dated August 1, 2012, by and among the Company, MidCap Funding IV, LLC, as Agent and lender, and Silicon Valley Bank, as lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on August 6, 2012).

10.7.4	Amendment No. 4 to Credit and Security Agreement and Limited Consent, by and among the Company, MidCap Funding IV, LLC and Silicon Valley Bank, as lenders, and MidCap Financial, LLC, as agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

10.7.5	Amendment No. 5 to Credit and Security Agreement, dated March 25, 2013, by and among the Company and MidCap Funding IV, LLC, as agent and lender (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on March 29, 2013).

10.8	$80,000,000 Credit Agreement, dated October 9, 2007, by and among the Company, its subsidiaries, Pacific Coast Holdings Investment, LLC, West Coast Holdings, LLC, Ganesha Realty, LLC, Orange County Physicians Investment Network, LLC, and Medical Provider Financial Corporation II (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on October 15, 2007).

10.8.1	Omnibus Credit Agreement Amendment, dated as of April 13, 2010, among the Registrant, WMC-SA, Inc., WMC-A, Inc., Chapman Medical Center, Inc., Coastal Communities Hospital, Inc., Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC, and Silver Point Finance, LLC, as the Lender Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on April 19, 2010).

10.8.2	Amendment to $80,000,000 Credit Agreement, dated August 30, 2010, by and among the Company, Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC and Silver Point Finance, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on September 2, 2010).

10.8.3	Amendment No. 4 to Credit and Security Agreement and Limited Consent, dated August 1, 2012, by and among the Company, Pacific Coast Holdings Investment, LLC, Ganesha Realty, LLC, SPCP Group IV, LLC, SPCP Group, LLC and Silver Point Finance, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on August 6, 2012).

10.8.4	Amendment and Restatement to the Credit Agreement, dated February 7, 2013, by and among the Company, the Silver Point Entities, PCHI and Ganesha (incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-Q filed on February 12, 2013).

10.9	Master Information System Agreement, dated March 31, 2008, between McKesson Information Solutions LLC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).

10.9.1	Contract Supplement, dated July 1, 2011, to Master Information System Agreement, dated March 31, 2008, between McKesson Information Solutions LLC and the Registrant (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011). **

21.1	The subsidiaries of the Registrant are WMC-SA, Inc., a California corporation, WMC-A, Inc., a California corporation, Chapman Medical Center, Inc., a California corporation, and Coastal Communities Hospital, Inc., a California corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

________________

* filed or furnished herewith

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: June 28, 2013	By:	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook
Chief Executive Officer & President (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 28, 2013	/s/ Kenneth K. Westbrook
Kenneth K. Westbrook Chief Executive Officer, President & Director (Principal Executive Officer)

Dated: June 28, 2013	/s/ Steven R. Blake
Steven R. Blake Chief Financial Officer (Principal Financial Officer)

Dated: June 28, 2013	/s/ Jeremiah R. Kanaly
Jeremiah R. Kanaly Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Dated: June 28, 2013	/s/ Maurice J. DeWald
Maurice J. DeWald Chairman of the Board of Directors

Dated: June 28, 2013	/s/ Hon. C. Robert Jameson
Hon. C. Robert Jameson Director

Dated: June 28, 2013
Ajay Meka, M.D Director

Dated: June 28, 2013	/s/ Michael Metzler
Michael Metzler Director

Dated: June 28, 2013	/s/ J. Fernando Niebla
J. Fernando Niebla Director

Dated: June 28, 2013	/s/ William E. Thomas
William E. Thomas Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Integrated Healthcare Holdings, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of Integrated Healthcare Holdings, Inc. (“Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended March 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Healthcare Holdings, Inc. at March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Costa Mesa, California

June 28, 2013

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in 000's, except par value)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,545	$11,829
Restricted cash	13	10
Accounts receivable, net of allowance for doubtful accounts of $21,143 and $18,201, respectively	62,821	53,599
Inventories of supplies	6,738	6,855
Due from governmental payers	5,882	5,183
Hospital quality assurance fee receivable	7,690	2,436
Prepaid insurance	115	366
Prepaid income taxes	–	892
Deferred tax assets, net	6,328	–
Other prepaid expenses and current assets	9,208	8,186
Total current assets	102,340	89,356

Property and equipment, net	63,988	55,529
Deferred tax assets, net	380	–
Total assets	$166,708	$144,885

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving line of credit, net of discount	$29,527	$13,783
Accounts payable	62,515	52,700
Accrued compensation and benefits	19,634	19,847
Accrued insurance retentions	12,938	14,377
Hospital quality assurance payable	7,226	–
Due to governmental payers	179	–
Income taxes payable	2,869	–
Other current liabilities	4,111	3,242
Total current liabilities	138,999	103,949

Debt, noncurrent, net of discount	45,530	45,000
Warrant liability, noncurrent	5,276	1,641
Capital lease obligations, net of current portion of $1,101 and $891, respectively	6,789	5,944
Total liabilities	196,594	156,534

Commitments, contingencies and subsequent events

Stockholders' deficiency:
Integrated Healthcare Holdings, Inc. stockholders' deficiency:
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Accumulated deficit	(87,365)	(71,828)
Total Integrated Healthcare Holdings, Inc. stockholders' deficiency	(24,199)	(8,662)
Noncontrolling interests	(5,687)	(2,987)
Total stockholders' deficiency	(29,886)	(11,649)

Total liabilities and stockholders' deficiency	$166,708	$144,885

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in 000's, except per share amounts)

	For the year ended March 31,
	2013	2012
Patient service revenues (net of contractual allowances and discounts)	$428,100	$402,564
Provision for bad debts	(44,600)	(40,368)
Net patient service revenues	383,500	362,196

Other operating revenues	3,370	3,089
	386,870	365,285
Operating expenses:
Salaries and benefits	215,552	218,801
Supplies	56,160	55,066
Other operating expenses	118,055	74,515
Depreciation and amortization	3,917	4,208
	393,684	352,590

Operating income (loss)	(6,814)	12,695

Other income (expense):
Interest expense, net	(11,752)	(10,218)
Income from electronic health records incentive program	–	6,802
Loss on warrants	(3,101)	(1,474)
	(14,853)	(4,890)

Income (loss) before income tax benefit	(21,667)	7,805
Income tax benefit	(5,806)	(139)
Net income (loss)	(15,861)	7,944

Net (income) loss attributable to noncontrolling interests (Note 9)	324	(492)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$(15,537)	$7,452

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03
Weighted average shares outstanding
Basic	255,307	255,307
Diluted	255,307	256,840

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(amounts in 000's)

	Integrated Healthcare Holdings, Inc. Stockholders
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Total

Balance, March 31, 2011	255,307	$255	$62,911	$(882)	$(79,280)	$(1,565)	$(18,561)

Payment received on receivable from stockholders	–	–	–	882	–	–	882

Net income	–	–	–	–	7,452	492	7,944

Noncontrolling interests distributions	–	–	–	–	–	(1,914)	(1,914)

Balance, March 31, 2012	255,307	255	62,911	–	(71,828)	(2,987)	(11,649)

Net loss	–	–	–	–	(15,537)	(324)	(15,861)

Noncontrolling interests distributions	–	–	–	–	–	(2,376)	(2,376)

Balance, March 31, 2013	255,307	$255	$62,911	$–	$(87,365)	$(5,687)	$(29,886)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in 000's)

	For the year ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(15,861)	$7,944
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of property and equipment	3,917	4,208
Provision for bad debts	44,600	40,368
Amortization of debt discount	1,682	525
Loss on warrants	3,101	1,474
Deferred tax assets, net	(6,708)	–
Noncash interest expense	86	–
Changes in operating assets and liabilities:
Accounts receivable	(53,822)	(39,318)
Inventories of supplies	117	(910)
Due from governmental payers	(699)	(831)
Hospital quality assurance fee receivable	(5,254)	(621)
Prepaid income taxes	892	(892)
Prepaid insurance, other prepaid expenses and current assets, and other assets	(771)	1,033
Accounts payable	9,815	8,732
Accrued compensation and benefits	(213)	1,140
Hospital quality assurance payable	7,226	–
Due to governmental payers	179	–
Income taxes payable	2,869	(12,800)
Accrued insurance retentions and other current liabilities	(780)	(5,534)
Net cash provided (used) by operating activities	(9,624)	4,518

Cash flows from investing activities:
(Increase) decrease in restricted cash	(3)	14
Additions to property and equipment	(10,340)	(5,486)
Net cash used in investing activities	(10,343)	(5,472)

Cash flows from financing activities:
Proceeds from (paydown on) revolving line of credit, net	15,490	(5,081)
Payment to lender	(450)	–
Payment received - receivable from stockholders	–	132
Noncontrolling interests distributions	(2,376)	(1,914)
Payments on capital lease obligations	(981)	(893)
Net cash provided (used) in financing activities	11,683	(7,756)

Net decrease in cash and cash equivalents	(8,284)	(8,710)
Cash and cash equivalents, beginning of period	11,829	20,539
Cash and cash equivalents, end of period	$3,545	$11,829

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Integrated Healthcare Holdings, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

LIQUIDITY - As of March 31, 2013 and 2012, the Company had a total stockholders’ deficiency of $29.9 million and $11.6 million, respectively, and a working capital deficit of $36.7 million and $14.6 million, respectively.  For the years ended March 31, 2013 and 2012, the Company had net income (loss) of $(15.5) million and $7.5 million, respectively, and (negative) positive cash flow from operations of $(9.6) million and $4.5 million, respectively. At March 31, 2013, the Company had $5.0 million in additional availability under its revolving credit facility (Note 3). The Company anticipates making payments for provider fees and other expenses relating to the 2013 hospital quality assurance fee program of approximately $105.8 million and receiving approximately $235.5 million in revenues from the State ($79.4 million from the fee-for-service portion and $156.1 million from the managed care portion) (Notes 11 and 14). The Company is reliant on funds received under the hospital quality assurance fee program and not receiving such funding could have a material adverse effect on its liquidity and financial position and value of its common stock.

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

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans) and other state and local government payers, which combined accounted for 58% and 57% of the patient service revenues for the years ended March 31, 2013 and 2012, respectively. No other payers represent a significant concentration of the Company's patient services revenues.

The Company receives all of its inpatient services revenue from operations in Orange County, California. The economic conditions of this service area could affect the ability of patients and third-party payers to reimburse the Company for services through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs.

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

MARCH 31, 2013

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

The following is a summary of sources of patient service revenues (net of contractual allowances and discounts) before provision for doubtful accounts:

	Year ended March 31,
	2013	2012

Medicare	$55,570	$58,046
Medicaid	100,561	80,153
Managed care	203,058	201,758
Indemnity, self-pay and other	68,911	62,607
	$428,100	$402,564

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement (payables) receivables of $(179) and $190 as of March 31, 2013 and 2012, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medi-Cal Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received supplemental payments of $13.4 million and $14.3 million during the years ended March 31, 2013 and 2012, respectively. The related revenue recorded for the years ended March 31, 2013 and 2012, was $14.3 million and $15.4 million, respectively. As of March 31, 2013 and 2012, estimated DSH receivables were $5.9 million and $5.0 million, respectively, which are included as due from government payers in the accompanying consolidated balance sheets.

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $84.7 million and $84.2 million for the years ended March 31, 2013 and 2012, respectively), are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the years ended March 31, 2013 and 2012 were approximately $8.0 million and $7.0 million, respectively.

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

LETTER OF CREDIT – At March 31, 2013, the Company had an outstanding letter of credit totaling $761. This letter of credit correspondingly reduces the Company’s borrowing availability under its revolving line of credit (Note 3).

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The following is a summary of the principal components of accounts receivable and due from/to government payers as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Accounts receivable:
Patient accounts receivable	$83,964	$71,800
Allowance for doubtful accounts	(21,143)	(18,201)
Accounts receivable, net	$62,821	$53,599

Due from government payers:
DSH	$5,882	$4,993
Settlement receivables	–	190
	$5,882	$5,183

Due to government payers:
Settlement payables	$179	$–
	$179	$–

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company’s self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 6.5% and 11.3% as of March 31, 2013 and 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. As of March 31, 2013 and 2012, the allowance for doubtful accounts for self-pay uninsured was 95.2% and 90.3%, respectively, of self-pay uninsured patient accounts receivable. As of March 31, 2013 and 2012, the allowance for doubtful accounts for self-pay balance after insurance was 78.0% and 77.4%, respectively, of self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. As of March 31, 2013 and 2012, the allowance for doubtful accounts for managed care was 20.3% and 16.1%, respectively, of managed care patient accounts receivable.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for bad debts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for bad debts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of March 31, 2013 and 2012 based on historical collections experience.

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

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company currently has no financial or nonfinancial assets or liabilities subject to fair value measurement on a recurring basis except for warrants issued in April 2010 and February 2013 (Note 4).

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3

Warrant liability at March 31, 2013	$5,276	–	–	$5,276
Warrant liability at March 31, 2012	$1,641	–	.	$1,641

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)

Balance at March 31, 2011	$167
Change in fair value of warrant liability included in earnings	1,474
Balance at March 31, 2012	1,641
Fair value of warrants issued and vested, net	1,692
Fair value of warrants - loan discount on term loan	534
Change in fair value of warrant liability included in earnings	1,409
Balance at March 31, 2013	$5,276

Additional quantitative information about Level 3 fair value measurements is discussed in Note 4.

WARRANTS - The Company has entered into complex transactions that contain warrants (Notes 3 and 4). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The Company has concluded that the warrants should be classified as liabilities as the exercise price is subject to a weighted average ratchet down provision if the Company subsequently sells shares at a price lower than the then exercise price.

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

SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid during the years ended March 31, 2013 and 2012 was $9.4 million and $9.0 million, respectively.

The Company made cash payments for taxes of $0 and $14.0 million during the years ended March 31, 2013 and 2012, respectively.

The Company entered into new capital lease obligations of $2.1 million and $0 during the years ended March 31, 2013 and 2012, respectively.

INCOME TAXES - Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a 58% and 100% valuation allowance on its net deferred tax assets as of March 31, 2013 and 2012, respectively, since they did not meet the more-likely-than-not threshold.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NEW ACCOUNTING STANDARDS – Effective March 31, 2012, the Company adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	March 31, 2012
Buildings	$36,536	$35,376
Land and improvements	13,523	13,523
Equipment	28,534	18,268
Construction in progress	–	1,160
Assets under capital leases	13,267	11,218
	91,860	79,545
Less accumulated depreciation	(27,872)	(24,016)

Property and equipment, net	$63,988	$55,529

Accumulated depreciation on assets under capital leases as of March 31, 2013 and 2012 was $6.2 million and $5.0 million, respectively.

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

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of March 31, 2013.

There are additional requirements that must be complied with by 2030. The costs of meeting these requirements have not yet been determined. Compliance with seismic ordinances will be costly and could have a material adverse effect on the Company's cash flow.  In addition, remediation could possibly result in certain environmental liabilities, such as asbestos abatement.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 3 – DEBT

As of March 31, 2013, the Company had the following Credit Agreements:

—	A $47.277 million Term Loan issued under the $80.0 million Restated Credit Agreement, bearing an interest rate of LIBOR plus 10%, with the LIBOR floor set at 2% (12% at March 31, 2013). If any event of default occurs and continues, the lender can increase the interest rate by 5% per year. As of March 31, 2013, the Company was in compliance with all financial covenants. The stated maturity date for this Restated Credit Agreement is April 13, 2016.

—	A $35.0 million Revolving Credit Agreement, bearing an interest rate of 4.25% plus LIBOR, with a 2.5% floor, per year (6.75% at March 31, 2013) and an unused commitment fee of 0.5% per year ($30.0 million outstanding balance at March 31, 2013). For purposes of calculating interest, all payments the Company makes on the Revolving Credit Agreement are subject to a five business day clearance period. As of March 31, 2013, the Company was in compliance with all financial covenants. The stated maturity date for this Revolving Credit Agreement is March 25, 2016. At March 31, 2013, the Company had $5.0 million in additional availability under this facility.

Term loan - On August 1, 2012, the Company entered into Amendment No. 4 to Credit Agreement and Consent (the “Credit Agreement Amendment”), which amends the $80.0 million Credit Agreement, dated as of October 9, 2007, as amended, (the “Credit Agreement”) with SPCP Group IV, LLC, SPCP Group, LLC, and Silver Point Finance, LLC, as the Lender Agent (collectively, “Silver Point”), PCHI and Ganesha Realty, llc (“Ganesha”).  Under the Credit Agreement Amendment, Silver Point consented to and waived certain provisions under the Credit Agreement in connection with the Company’s execution of the Revolving Loan Amendment No. 3. In addition, the provisions in the Credit Agreement that provide for mandatory prepayment of the Company’s outstanding “A/R Financing,” as defined, upon receipt of certain federal matching funds under the QAF program were amended to replace 65% with 80%. In connection with the Credit Agreement Amendment, the Company agreed to pay Silver Point a one-time consent and amendment fee in an aggregate amount equal to $1.8 million, of which $450 was paid upon execution of the Credit Agreement Amendment and the balance was added to the principal amount under the Credit Agreement. The consent and amendment fee was recorded as a discount to the loan balance and is being amortized over the remaining life of the loan.

On February 7, 2013, the Company entered into an “Amendment and Restatement to the Credit Agreement” (the “Amendment”) with Silver Point, PCHI and Ganesha.

Under the Amendment, the Credit Agreement was amended and restated in its entirety in the form of the “Amended and Restated Credit Agreement ($47.277 million Term Loan)” attached as Exhibit A to the Amendment (the “Restated Credit Agreement”). The Restated Credit Agreement reflects changes to the terms of the Credit Agreement that were previously made under various amendments the Company entered into since inception of the Credit Agreement in October 2007. In connection with the Restated Credit Amendment, the Company agreed to pay Silver Point a one-time amendment fee of $841, which was added to the principal amount under the Restated Credit Agreement. The one-time amendment fee was recorded as a discount from the loan balance and, together with the amortized portion of the discount recorded under the Credit Agreement Amendment, is being amortized over the remaining life of the loan. In addition, the increase in the fair value of warrants issued to Silver Point on February 7, 2013 of $543 also were recorded as a discount from the loan balance and is being amortized over the remaining life of the loan. During the year ended March 31, 2013, the Company recognized $1.4 million in loan discount amortization relating to the Restated Credit Agreement.

In addition, the following new amendments were made to the Credit Agreement and reflected in the Restated Credit Agreement:

—	The Stated Maturity Date was extended to April 13, 2016. The Credit Agreement was previously due to mature on April 13, 2013.

—	The annual interest rate applicable to the loans under the Credit Agreement was modified from the previous fixed rate of 14.5% to LIBOR plus 10%, with the LIBOR floor set at 2% (12% at March 31, 2013), except upon an Event of Default. The Company may elect from one, two or three months LIBOR interest periods, except in an Event of Default when the interest period may not exceed one month.

—	The principal balance under the Credit Agreement was increased from $46.350 million to $47.277 million, to reflect the Company’s new borrowings under the Restated Credit Agreement.

—	The Company repaid all amounts owing to SPCP Group IV, LLC under the Credit Agreement, consisting of a principal balance of $8.120 million plus accrued interest of $19.6, and increased the principal amount owing to SPCP Group, LLC under the Credit Agreement by $9.047 million to reflect the repayment to SPCP Group IV, LLC and other new borrowings.

—	The financial covenants under the Credit Agreement were amended, including the covenants requiring the Company to maintain minimum levels of EBITDA (as defined in the Restated Credit Agreement).

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

—	Upon the Company’s receipt of enhanced federal matching funds from Medi-Cal under the QAF program (defined as “Net QAF Funds” under the Restated Credit Agreement), the Company is required to make certain prepayments of principal under its Revolving Loan Agreement with MidCap Financial, LLC.

—	A prepayment fee was established for voluntary prepayments under the Credit Agreement equal to 5% for prepayments made on or prior to December 31, 2013, and 2% for prepayments made after January 1, 2014 and before December 31, 2014.

Revolving line of credit - On August 1, 2012, the Company entered into Amendment No. 3 to Credit and Security Agreement (the “Revolving Loan Amendment No. 3”), which amends Credit and Security Agreement, dated as of August 30, 2012, as amended, (the “Revolving Loan Agreement”) with MidCap Funding IV, LLC and Silicon Valley Bank, as lenders (the “Lenders”), and MidCap Financial, LLC, as agent (the “Agent”). Under the Revolving Loan Amendment No. 3, the minimum Revolving Loan Commitment Amount under the Revolving Loan Agreement was increased from $14.0 million to $30.0 million, and the Company agreed to pay the Lenders an origination fee of 1.0% of the Lenders’ increased commitment under the Revolving Loan Amendment No. 3, or $160.

On February 7, 2013, the Company entered into “Amendment No. 4 to Credit and Security Agreement and Limited Consent” (the “Revolving Loan Amendment No. 4”) with the Lenders and the Agent.

The Revolving Loan Amendment No. 4 amends the Revolving Loan Agreement, to reflect the following changes:

—	The maximum face amount of the Letter of Credit Liabilities permitted under the Revolving Loan Agreement was increased to $761, and the Lenders consented to the issuance of a Letter of Credit in the same amount by Wells Fargo Bank, National Association.

—	The period during which the Prepayment Fee of 1% is applicable was extended from three years from the original closing date to the Commitment Expiry Date.

—	The Agent and Lenders consented to the Company’s entry into the Amendment with Silver Point and the Restated Credit Agreement thereunder.

On March 25, 2013, the Company entered into Amendment No. 5 to Credit and Security Agreement and Limited Waiver (the “Revolving Loan Amendment No. 5”), which amends the Revolving Loan Agreement, with the Lenders and the Agent. The Company agreed to pay the Lenders an origination fee of 1.0% of the Lenders’ commitment under the Revolving Loan Amendment No. 5, or $350.

Among other things, the Revolving Loan Amendment No. 5 provides for the following:

—	An increase in the Revolving Loan Commitment amount from $30.0 million to $35.0 million;

—	The Applicable Margin was changed: (a) from 3.00% to 2.25% with respect to Revolving Loans bearing interest upon the Base Rate and (b) from 5.00% to 4.25% for all other Revolving Loans and Obligations;

—	The Commitment Expiry Date was extended to March 25, 2016;

—	Certain modifications were made to the definitions of Permitted Indebtedness and Prepayment Fee and the lockbox requirements; and

—	The Company was granted a waiver of certain prior Events of Default or Defaults under the Revolving Loan Agreement and a waiver of the requirement to comply with the Fixed Charge Coverage Ratio covenant for the Defined Period ending March 31, 2013.

The Company's outstanding debt consists of the following:

	March 31, 2013	March 31, 2012
Current:
Revolving line of credit	$30,000	$14,000
Discount	(473)	(217)
	$29,527	$13,783

Noncurrent:
Term loan	$47,277	$45,000
Discount	(1,747)	–
	$45,530	$45,000

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company’s noncurrent debt matures as follows:

Year ending March 31,	Amount

2014	$–
2015	–
2016	–
2017	$47,277

NOTE 4 - COMMON STOCK WARRANTS

A summary of warrant activity for the years ended March 31, 2013 and 2012 is presented as follows.

		Weighted-
	Shares issuable	average	Expiration
	under warrants	exercise price	date

Outstanding, March 31, 2012 and 2011	405,000	$0.07	April 13, 2013
Repurchased	(16,800)	$0.07	April 13, 2013
Issued	16,800	$0.07	April 13, 2016
Amended (old expiration date)	(388,200)	$0.07	April 13, 2013
Amended (new expiration date)	388,200	$0.07	April 13, 2016
Outstanding, March 31, 2013	405,000	$0.07	April 13, 2016

On April 13, 2010 the Company issued three-year warrants (the “Omnibus Warrants”) to purchase its common stock at an exercise price of $0.07 per share in the following denominations: 139.0 million shares to KPC or its designees and 96.0 million shares to Silver Point or its designees. The Omnibus Warrants also provide the holders with certain pre-emptive, information and registration rights. As of April 13, 2010, the Company recorded warrant expense and the related warrant liability of $2.9 million, representing fair value.

In addition, on April 13, 2010, the Company issued a three-year warrant (the “Release Warrant”) to acquire up to 170.0 million shares of common stock at $0.07 per share to Dr. Chaudhuri who facilitated the release (see “DEBT”) enabling the Company to recover amounts due from its prior lender and a $1.0 million reduction in principal of its outstanding debt, among other benefits to the Company.  The Release Warrant also provides the holder with certain pre-emptive, information and registration rights. During the year ended March 31, 2010, the Company recorded the fair value of $2.1 million as an offsetting cost of the recovery.

On February 7, 2013, in connection with the Restated Credit Agreement, the Company entered into the following transactions involving warrants:

The Company entered into a Warrant Repurchase Agreement with SPCP Group IV, LLC pursuant to which it repurchased the outstanding common stock warrant issued to SPCP Group IV, LLC on or about April 13, 2010 (the “Cancelled Warrant”). The Cancelled Warrant (part of the Omnibus Warrants) entitled the holder to purchase an aggregate of 16.8 million shares of the Company’s common stock at an exercise price of $0.07 per share. The Company repurchased the Cancelled Warrant for a purchase price of $0.12 per share minus the exercise price of $0.07 per share resulting in a net purchase price of $0.05 per share multiplied by 16.8 million shares for an aggregate purchase price of $840.9.

Immediately following the warrant repurchase, the Company issued a new common stock warrant (the “New Warrant”) to SPCP Group, LLC for a price of $0.05 per share (an aggregate price of $840.9) on the same terms as the Cancelled Warrant entitling the holder to purchase an aggregate of 16.8 million shares of common stock at an exercise price of $0.07 per share, except that the New Warrant expires on April 13, 2016.

Also simultaneous with the transactions described above, the Company extended the expiration date from April 13, 2013 to April 13, 2016 for the Omnibus Warrants issued to KPC and the remaining held by Silver Point (to purchase 79.2 million shares) and the Release Warrant issued to Dr. Chaudhuri. The extension of the warrant expiration date was intended to conform the terms of the warrants to that of the Restated Credit Agreement.

The Company assessed the amended credit agreement entered into in August 2012 and February 2013 under the provisions of ASC 470-50 and determined that the debt amendments should be accounted for as a debt modification. Accordingly, the recorded change in fair value as of February 7, 2013, totaling $534, of the New Warrant and the Omnibus Warrant held by SPCP Group, LLC was recognized as a component of the debt discount on the Term Loan (Note 3) and will be amortized to interest expense over the term of the debt agreement using the effective interest method.

The warrant expense relating to the Release Warrant and the Omnibus Warrant held by Dr. Chaudhuri for the years ended March 31, 2013 and 2012 was $1.7 million and $0, respectively. The change in fair value of the Release Warrant and the Omnibus was immediately charged to expense.

The Omnibus Warrants, the Release Warrant, and the New Warrant are collectively referred to as the “IHHI Warrants.” As of March 31, 2013, the fair value of the IHHI Warrants was $5.3 million.

The net loss related to the change in fair value of the IHHI Warrants for the year ended March 31, 2013 and 2012 was $1.4 million and $1.5 million, respectively. The total loss on warrants was $3.1 million and $1.5 million for the years ended March 31, 2013 and 2012, respectively.

The fair value of warrants issued by the Company is estimated using the Black-Scholes valuation model, which it believes is the appropriate valuation method under the circumstances. Since the Company’s stock is thinly traded, the expected volatility is based on an analysis of its stock and the stock of eight other publicly traded companies that own hospitals.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows:

	March 31, 2013	February 7, 2013	March 31, 2012

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	0.4%	0.2%
Expected volatility	39.9%	40.3%	57.3%
Expected term (in years)	3.05	3.18	1.04

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

The income tax provision (benefit) consisted of the following:

	Year ended March 31,
	2013	2012
Income tax provision (benefit):

Current:
Federal	$655	$(136)
State	247	(3)
	902	(139)
Deferred:
Federal	(4,853)	–
State	(1,855)	–
	(6,708)	–

Income tax provision (benefit)	$(5,806)	$(139)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income before income tax provision (benefit) by the statutory federal income tax rate is as follows:

	Year ended March 31,
	2013	2012

U.S. federal statutory income taxes	$(7,584)	$2,654
State and local income taxes, net of federal benefits	(1,245)	406
Change in valuation allowance	1,366	(2,975)
Warrants	1,085	516
Variable interest entity	237	(172)
Deferred tax adjustments	295	(593)
Other	40	25

Income tax provision (benefit)	$(5,806)	$(139)

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of deferred tax assets and liabilities, including the valuation allowance at March 31:

	2013	2012
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$449	$1,457
Accrued vacation	2,982	2,813
Net operating losses	7,961	1,023
State taxes	(1,235)	(532)
Accrued insurance	3,755	3,445
Legal	1,257	–
Property and equipment	661	(212)
Other	281	43
	16,111	8,037
Valuation allowance	(9,403)	(8,037)

Net deferred tax assets	$6,708	$–

The result of the allocation of the valuation allowance between short term and long term deferred tax assets before netting the deferred tax liabilities results in net deferred tax assets consisting of short term deferred tax assets of $6.3 million (net of valuation allowance) and long term deferred tax assets of $380. The valuation allowances above were recorded based on an assessment of the realization of deferred tax assets as described below.

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

The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company recorded a partial valuation allowance on its net deferred tax assets based on income from near-term projections resulting from government subsidies.

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

	March 31,
	2013	2012

Gross unrecognized income tax benefits at the beginning of the year	$21,814	$18,900
Changes based on tax positions related to current year	–	2,914
Increases for tax positions related to prior years	–	–
Gross unrecognized income tax benefits at the end of the year	$21,814	$21,814

As of March 31, 2013, approximately $21.8 million of unrecognized income tax benefits would affect the fiscal 2013 effective tax rate if released into income due to the impact of the valuation allowance.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company’s net operating losses of $17.1 million for federal and $22.4 million for state expire through 2033. The utilization of net operating losses and credit carryforwards are limited under the provisions of the IRC Section 382 and similar state provisions. Section 382 of the IRC of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. In fiscal year 2009, the Company entered into an amended purchase agreement which resulted in a change in control. The Company conducted an analysis and determined that it is subject to significant IRC Section 382 limitations. For both Federal and state tax purposes, the Company's utilization of NOL and credit carryforwards is subject to significant IRC Section 382 limitations.  The Company evaluates its ability to utilize the net operating losses each period with regard to the limitations imposed under IRC 382 and also considering the continuing expiration of statutes of limitation for prior years; and in the prior period determined that a portion of the federal and state net operating losses were no longer realizable, and removed from the schedule of deferreds those net operating losses in excess of the IRC 382 limitation and also considering prior years statutes now closed.

PCHI TAX STATUS - PCHI is a limited liability corporation. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

NOTE 6 - STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of March 31, 2013, the maximum aggregate number of shares under the Plan was 26.1 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

No options were granted or exercised during the years ended March 31, 2013 and 2012. All outstanding options were fully vested as of March 31, 2013 and 2012.

A summary of stock option activity for the years ended March 31, 2013 and 2012 is presented as follows.

	Shares	Weighted-average exercise price	Weighted-average grant date fair value	Weighted-average remaining contractual term(years)	Aggregate intrinsic value

Outstanding, March 31, 2011	8,370	$0.18
Granted	–	$–	$-
Exercised	–	$–
Forfeited or expired	(135)	$0.25
Outstanding, March 31, 2012	8,235	$0.18
Granted	–	$–	$–
Exercised	–	$–
Forfeited or expired	(640)	$0.26
Outstanding, March 31, 2013	7,595	$0.18		1.7	$-
Exercisable at March 31, 2013	7,595	$0.18		1.7

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the years ended March 31, 2013 and 2012, the Company incurred expenses of $3.3 million and $3.1 million, respectively. These costs are included in salaries and benefits in the accompanying consolidated statements of operations.  At March 31, 2013 and 2012, accrued compensation and benefits in the accompanying consolidated balance sheets included $4.1 million and $3.9 million, respectively, in accrued employer contributions.

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

Since the Company incurred a loss for the year ended March 31, 2013, the potential shares of common stock consisting of approximately 413 million shares issuable under warrants and stock options were not included in the diluted calculations since they were anti-dilutive.

Income per share for the year ended March 31, 2012 was computed as shown below. Stock options and warrants aggregating approximately 411 million shares were not included in the diluted calculation since they were anti-dilutive.

	Year ended March 31,
	2013	2012
Numerator:
Net income attributable to
Integrated Healthcare Holdings, Inc.	$(15,537)	$7,452

Denominator:
Weighted average common shares	255,307	255,307
Dilutive options	–	1,533
Denominator for diluted calculation	255,307	256,840

Income per share - basic	$(0.06)	$0.03
Income per share - diluted	$(0.06)	$0.03

NOTE 9 - VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $47.277 million term loan. The Company remains primarily liable as the borrower under the $47.277 million term loan notwithstanding its guarantee by PCHI. The $47.277 million term loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of March 31, 2013, PCHI was owned 51% by various physician investors and 49% by Ganesha, which is managed by Dr. Chaudhuri (majority stockholder in the Company).

The Company entered into a lease agreement dated March 7, 2005 (amended and restated as of April 13, 2010) under which it leased back from PCHI all of the real estate that it transferred to PCHI (Note 13). The amended lease terminates on the 25-year anniversary of the original lease (March 7, 2005), grants the Company the right to renew for one additional 25-year period, and requires combined annual base rental payments of $8.3 million for all the properties. However, until PCHI refinances the related $47.277 million term loan, the annual base rental payments are reduced to $7.3 million. In addition, the Company offsets, against its rental payments owed to PCHI, interest payments that it makes on the related $47.277 million term loan. Lease payments to PCHI and offsetting interest payments are eliminated in consolidation.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company determined that it provides the majority of financial support to PCHI through various sources including lease payments, remaining primarily liable under the $47.277 million term loan, and cross-collateralization of the Company's non-real estate assets to secure the $47.277 million term loan. The Company concluded that PCHI is a VIE and it is the primary beneficiary. Accordingly, the financial statements of PCHI are included in the accompanying consolidated financial statements.

PCHI's assets, liabilities, and deficiency are set forth below.

	March 31, 2013	March 31, 2012

Cash	$147	$68
Property, net	39,696	40,984
Other	129	207
Total assets	$39,972	$41,259

Debt ($47,277, net of discount) (as guarantor)	$46,039	$45,000
Other	488	641
Total liabilities	46,527	45,641

Deficiency	(6,555)	(4,382)
Total liabilities and accumulated deficit	$39,972	$41,259

As noted above, PCHI is a guarantor on the $47.277 million term loan should the Company not be able to perform.  PCHI's total liabilities represent the Company's maximum exposure to loss. Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Notes 2 and 13).

PCHI rental income and the Company’s related rental expense of $7.8 million and $7.5 million were eliminated upon consolidation for the years ended March 31, 2013 and 2012, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of March 31, 2013 and 2012, Dr. Chaudhuri and Mr. Thomas are the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and the Company is the primary beneficiary, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying consolidated financial statements.

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

In December 2011, CMS gave final approval for the extension of the QAF for the nine month period from January 1 through June 30, 2011 (“2011 QAF”).  Accordingly, for the year ended March 31, 2012 the Company recognized $31.9 million in revenue and recorded expenses of $15.9 million relating to the 2011 QAF.

In June 2012, CMS conditionally approved the extension of the QAF for the thirty month period from July 1, 2011 through December 31, 2013 (“2013 QAF”).  In June 2012, the California State Legislature amended the hospital fee statute to recognize separate CMS approval of the fee-for-service portion and managed care portion of the 2013 QAF, which was further clarified in legislation approved by the governor of California in September 2012.  As a result, during the year ended March 31, 2013, the Company recognized revenue of $54.2 million and expenses of $52.5 million relating to the fee-for-service portion of the 2013 QAF for the periods from July 1, 2011 through March 31, 2013. See Note 14.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 12 - ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM

Provisions of the American Recovery and Reinvestment Act of 2009 provide incentive payments for the adoption and meaningful use of certified electronic health record (EHR) technology. The Medicare EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) that are meaningful users of certified EHRs. The Medicaid EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) for efforts to adopt, implement, upgrade, or meaningful use of certified EHR technology.

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

The agreements will initially run for a period of five years, and the recurring services may be renewed by the Company for successive periods.  The agreements do not provide that they may be terminated by the Company prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services. During the year ended March 31, 2013 the Company completed conversion of one of its facilities to the McKesson system and is continuing to convert the remaining three facilities during the first quarter of the Company’s fiscal year 2014. The Company is also continuing to test and develop system applications where necessary.

OPERATING LEASES AND LONG TERM LEASE COMMITMENT WITH VARIABLE INTEREST ENTITY – On April 13, 2010, the Company and PCHI entered into a Second Amendment to Amended and Restated Triple Net Hospital Building Lease (the “2010 Lease Amendment”).  Under the 2010 Lease Amendment, the annual base rent to be paid by the Company to PCHI was increased from $5.4 million to $7.3 million. The base rent is subject to an annual Consumer Price Index increase on January 1 of each year; such increase shall not be less than 2% or more than 6% per year. The annual base rent is currently $7.8 million. If PCHI refinances the $47.277 million term loan, the annual base rent will increase to $8.3 million. This lease commitment with PCHI is eliminated in consolidation.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Following is a schedule of the Company's future minimum operating lease payments, excluding the long term lease commitment with PCHI, that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2013:

Year ended March 31,
2014	$1,620
2015	1,335
2016	1,253
2017	1,253
2018	1,253
Thereafter	11,627
Total	$18,341

Total rental expense (excluding PCHI rent) for the years ended March 31, 2013 and 2012 was $5.3 million and $4.8 million, respectively. The Company received sublease rental income in relation to certain leases of approximately $563 and $552 for the years ended March 31, 2013 and 2012, respectively.

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through 2017. Assets under capital leases with a net book value of $7.1 million and $6.2 million are included in the accompanying consolidated balance sheets as of March 31, 2013 and 2012, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

The following is a schedule of future minimum lease payments under the capitalized leases with the present value of the minimum lease payments as of March 31, 2013:

Year ended March 31,
2014	$1,873
2015	1,899
2016	1,750
2017	1,276
2018	932
Thereafter	4,279

Total minimum lease payments	12,009
Less amount representing interest (weighted average interest rate of 10.2%)	(4,119)

Net present value of net minimum lease payments	7,890
Less current portion	(1,101)
Noncurrent portion	$6,789

INSURANCE – The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2013 and 2012, the Company had accrued $10.6 million and $11.5 million, respectively, which is comprised of $5.5 million and $4.5 million, respectively, in incurred and reported claims, along with $5.1 million and $7.0 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.1 million and $3.0 million are included in other prepaid expenses and current assets as of March 31, 2013 and 2012, respectively.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company has also purchased occurrence coverage insurance to fund our obligations under our workers compensation program. The Company has a "paid loss plan" policy, under which the carrier pays all workers compensation claims, with no deductible or reimbursement required of us. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of March 31, 2013 and 2012, the Company had accrued $500 and $673, respectively, comprised of $200 and $338, respectively, in incurred and reported claims, along with $300 and $335, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for our employees. As a result, the Company has established and maintained an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at March 31, 2013 and 2012 were based upon projections. The Company determines the adequacy of this accrual by evaluating our limited historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our consolidated financial statements. As of March 31, 2013 and 2012, the Company had accrued $1.9 million and $2.2 million, respectively, in estimated IBNR.

The Company has also purchased umbrella liability policies with aggregate limits of $25 million. The umbrella policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of March 31, 2013, the Company finances various insurance policies at an interest rate of 4.4% per annum. The Company incurred finance charges relating to such policies of $32.2 and $32.9 for the years ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, the accompanying consolidated balance sheets include the following balances relating to the financed insurance policies.

	March 31, 2013	March 31, 2012

Prepaid insurance	$115	$366

Accrued insurance premiums	$69	$60
(Included in other current liabilities)

PURCHASE COMMITMENTS - The Company has commitments with two unrelated party service provider vendors extending over one year.  Commitments total $3.8 million and $1.0 million for the years ending March 31, 2014 and 2015, respectively.

UNION CONTRACTS - Approximately 37% of the Company’s employees are represented by labor unions as of March 31, 2013.  The CNA Agreement and the SEIU Agreement both expire on August 31, 2014. The agreements have “no strike” provisions and compensation caps which provide the Company with long term compensation and workforce stability.

For both unions, all prior grievances regarding retiree medical benefits, the administration of pay adjustments and pay practices, changes in medical benefits and several wrongful terminations have been resolved in the form of settlement agreements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

On June 5, 2009, a potential class action lawsuit was filed against the Company by Alexandra Avery.  Ms. Avery purports to represent all 12-hourly employees and the complaint alleges causes of action for restitution of unpaid wages as a result of unfair business practices, injunctive relief for unfair business practices, failure to pay overtime wages, and penalties associated therewith. On December 23, 2009, the Company filed an answer to the complaint, generally denying all of the plaintiff's allegations.  On January 25, 2010, a potential class action lawsuit was filed against the Company by Julie Ross.  Ms. Ross purports to represent all similarly-situated employees and the complaint alleges causes of action for violation of the California Labor Code and unfair competition law.  On September 3, 2010 the plaintiffs in both the Avery and Ross actions filed a consolidated complaint (the "Consolidated Complaint") that alleges the causes of action found in the initial Ross complaint.  On October 12, 2010, the Company filed an answer to the Consolidated Complaint, which generally denied all allegations.  On July 18, 2011, the Company filed a motion to compel arbitration of the matter, which was denied on October 21, 2011.  The Company appealed this decision and the Court of Appeal decided against the Company on June 26, 2013. The Company intends to vigorously defend itself in connection with the claims in the Consolidated Complaint.   Discovery is ongoing and at this stage in the proceedings, the Company is unable to determine the cost of defending this lawsuit or the impact, if any, this action may have on its results of operations.

On February 13, 2013, the jury in Fitzgibbons v. IHHI, et. al., awarded $500,000 in punitive damages against the Company, bringing the jury’s total verdict in this lawsuit for intentional infliction of emotional distress to $5.7 million. The Company thereafter filed two post-trial motions, one seeking a new trial and another seeking a judgment in the Company’s favor notwithstanding the verdict. On April 30, 2013, the trial judge granted the Company’s motion for a judgment notwithstanding the verdict and in the alternative granted the Company’s motion for a new trial. The same day the trial judge signed a judgment in the Company’s favor by which Dr. Fitzgibbons took nothing by way of his complaint and the Company was entitled to recover its costs of suit from Dr. Fitzgibbons. Dr. Fitzgibbons filed a notice of appeal of the judgment in the Company’s favor on May 6, 2013. The Company estimates the appeal will take at least one year to resolve. Due to these favorable rulings, the Company reversed the $5.2 million contingent loss that was reserved on its financial statements as of December 31, 2012.

NOTE 14 – SUBSEQUENT EVENTS (unaudited)

In May 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2011 through June 30, 2012. On June 26, 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2012 through June 30, 2013.

Based on the most recent modeling prepared by the California Hospital Association, the Company anticipates making payments for provider fees and other expenses relating to the 2013 QAF of approximately $105.8 million and receiving approximately $235.5 million in revenues from the State ($79.4 million from the fee-for-service portion and $156.1 million from the managed care portion).

In June 2013, the Company received $72.1 million in managed care QAF payments for the period from July 1, 2011 through June 30, 2012 (Note 11). The Company anticipates receiving approximately $60.0 million in revenues for the period from July 1, 2012 through June 30, 2013.

The Company cannot provide any assurances or estimates in connection with CMS’s final managed care approval of the 2013 QAF (for the period from July 1, 2013 to December 31, 2013) or a possible continuation of the QAF program beyond December 31, 2013.

In June 2013, the Company paid down $25 million on its revolving line of credit, resulting in an outstanding balance of $10 million.

The following financial statement schedule is the only schedule required to be filed under the applicable accounting regulations of the Securities and Exchange Commission.

INTEGRATED HEALTHCARE HOLDINGS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

[amounts in 000's]

PERIOD	DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD

Accounts Receivable:
Year ended March 31, 2013	Allowance for doubtful accounts	$18,201	$49,085	$46,143	$21,143
Year ended March 31, 2012	Allowance for doubtful accounts	$20,076	$44,369	$46,244	$18,201

Net deferred tax assets:
Year ended March 31, 2013	Valuation allowance	$8,037	$8,074	$6,708	$9,403
Year ended March 31, 2012	Valuation allowance	$11,012	$16,463	$19,438	$8,037

