Form 10-Q
period 2013-09-30
Integrated Healthcare Holdings Inc
filed 2013-11-14
CIK 1051488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013; or

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

There were 255,307,262 shares outstanding of the registrant's common stock as of November 7, 2013.

1

INTEGRATED HEALTHCARE HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

INTEGRATED HEALTHCARE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in 000's, except par value)

(unaudited)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,406	$3,545
Restricted cash	5	13
Accounts receivable, net of allowance for doubtful accounts of $33,567 and $21,143, respectively	60,077	62,821
Inventories of supplies	6,980	6,738
Due from governmental payers	7,775	5,882
Hospital quality assurance fees receivable	70,210	7,690
Prepaid insurance	1,359	115
Deferred tax assets, net	–	6,328
Other prepaid expenses and current assets	7,364	9,208
Total current assets	157,176	102,340

Property and equipment, net	61,706	63,988
Deferred tax assets, net	–	380
Total assets	$218,882	$166,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Revolving line of credit, net of discount	$18,730	$29,527
Accounts payable	57,565	62,515
Accrued compensation and benefits	32,341	19,634
Accrued insurance retentions	14,490	12,938
Hospital quality assurance fees payable	11,850	7,226
Due to governmental payers	170	179
Income taxes payable	13,275	2,869
Other current liabilities	4,922	4,111
Total current liabilities	153,343	138,999

Debt, noncurrent, net of discount	45,836	45,530
Warrant liability, noncurrent	19,297	5,276
Capital lease obligations, net of current portion of $1,169 and $1,101, respectively	6,174	6,789
Total liabilities	224,650	196,594

Commitments and contingencies

Stockholders' equity (deficiency):
Integrated Healthcare Holdings, Inc. stockholders' equity (deficiency):
Common stock, $0.001 par value; 800,000 shares authorized; 255,307 shares issued and outstanding	255	255
Additional paid in capital	62,911	62,911
Accumulated deficit	(62,343)	(87,365)
Total Integrated Healthcare Holdings, Inc. stockholders' equity (deficiency)	823	(24,199)
Noncontrolling interests	(6,591)	(5,687)
Total stockholders' equity (deficiency)	(5,768)	(29,886)

Total liabilities and stockholders' equity (deficiency)	$218,882	$166,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in 000's, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Patient service revenues (net of contractual allowances and discounts)	$97,072	$138,491	$334,592	$229,238
Provision for bad debts	(12,811)	(13,509)	(27,176)	(23,436)
Net patient service revenues	84,261	124,982	307,416	205,802

Other operating revenues	950	880	1,759	1,725

	85,211	125,862	309,175	207,527
Operating expenses:
Salaries and benefits	69,343	53,287	125,406	106,278
Supplies	13,172	13,978	27,121	28,029
Other operating expenses	25,030	53,062	76,259	68,105
Depreciation and amortization	2,092	960	4,209	1,918
	109,637	121,287	232,995	204,330

Operating income (loss)	(24,426)	4,575	76,180	3,197

Other expense:
Interest expense, net	(2,328)	(3,018)	(5,135)	(5,450)
Loss on warrants	(7,376)	(1,125)	(14,021)	(395)
	(9,704)	(4,143)	(19,156)	(5,845)

Income (loss) before income tax provision (benefit)	(34,130)	432	57,024	(2,648)
Income tax provision (benefit)	(14,078)	(1,922)	31,374	(1,878)
Net income (loss)	(20,052)	2,354	25,650	(770)
Net (income) loss attributable to noncontrolling interests (Note 9)	(331)	228	(628)	(122)

Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$(20,383)	$2,582	$25,022	$(892)

Per Share Data (Note 8):
Earnings (loss) per common share attributable to Integrated Healthcare Holdings, Inc. stockholders
Basic	$(0.08)	$0.01	$0.10	$(0.00)
Diluted	$(0.08)	$0.01	$0.05	$(0.00)
Weighted average shares outstanding
Basic	255,307	255,307	255,307	255,307
Diluted	255,307	256,987	472,878	255,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(amounts in 000's)

(unaudited)

	Integrated Healthcare Holdings, Inc. Stockholders
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, March 31, 2013	255,307	$255	$62,911	$(87,365)	$(5,687)	$(29,886)

Net income	–	–	–	25,022	628	25,650

Noncontrolling interests distributions	–	–	–	–	(1,532)	(1,532)

Balance, September 30, 2013	255,307	$255	$62,911	$(62,343)	$(6,591)	$(5,768)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in 000's)

(unaudited)

	Six months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$25,650	$(770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,209	1,918
Provision for bad debts	27,176	23,436
Amortization of debt discount	385	530
Loss on warrants	14,021	395
Deferred tax assets, net	6,708	–
Changes in operating assets and liabilities:
Accounts receivable	(24,432)	(24,260)
Inventories of supplies	(242)	169
Due from governmental payers	(1,893)	(2,665)
Hospital quality assurance fees receivable	(62,520)	(20,828)
Prepaid expenses - hospital quality assurance fees	–	(9,174)
Prepaid income taxes	–	(1,257)
Prepaid insurance, other prepaid expenses and current assets, and other assets	600	(3,125)
Accounts payable	(5,844)	(1,209)
Accrued compensation and benefits	12,707	(1,709)
Hospital quality assurance fees payable	4,624	28,519
Due to governmental payers	(9)	–
Income taxes payable	10,406	–
Accrued insurance retentions and other current liabilities	1,805	459
Net cash provided by (used in) operating activities	13,351	(9,571)

Cash flows from investing activities:
Decrease in restricted cash	8	2
Additions to property and equipment	(543)	(1,242)
Net cash used in investing activities	(535)	(1,240)

Cash flows from financing activities:
Proceeds from (paydown on) revolving line of credit, net	(10,876)	10,658
Noncontrolling interests distributions	(1,532)	(1,012)
Payments on capital lease obligations	(547)	(544)
Net cash provided by (used in) financing activities	(12,955)	9,102

Net decrease in cash and cash equivalents	(139)	(1,709)
Cash and cash equivalents, beginning of period	3,545	11,829
Cash and cash equivalents, end of period	$3,406	$10,120

Supplemental information:
Cash paid for interest	$4,653	$4,590
Cash paid for income taxes	$14,320	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of Integrated Healthcare Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2013 are not necessarily indicative of the results for the entire 2014 fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC on June 28, 2013.

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

LIQUIDITY - As of September 30, 2013, the Company had a total stockholders’ deficiency of $5.8 million and working capital of $3.8 million. For the three and six months ended September 30, 2013, the Company had net income (loss) of $(20.4) million and $25.0 million, respectively. At September 30, 2013, the Company had $15.9 million in additional availability under its revolving credit facility (Note 3). Through September 30, 2013, the Company has recorded $204.1 million in revenues and incurred $94.0 million in provider fees and other expenses relating to the 2013 hospital quality assurance fee program. For the remaining term of the 2013 hospital quality assurance fee program, the Company anticipates recording approximately $39.2 million in revenues and incurring approximately $13.9 million in provider fees and other expenses (Note 11). The Company is reliant on funds received under the hospital quality assurance fee program and not receiving such funding could have a material adverse effect on its liquidity and financial position and value of its common stock.

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

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 67% and 63% of the patient service revenues for the three months ended September 30, 2013 and 2012, respectively, and 76% and 60% for the six months ended September 30, 2013 and 2012, respectively. No other payers represent a significant concentration of the Company's patient service revenues.

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

SEPTEMBER 30, 2013

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

The following is a summary of sources of patient service revenues (net of contractual allowances and discounts) before provision for doubtful accounts:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Medicare and Medicare managed care	$24,196	$22,728	$47,582	$48,592
Medicaid and Medicaid managed care	35,610	61,732	196,789	82,997
Managed care	26,827	33,016	56,203	61,134
Indemnity, self-pay and other	10,439	21,015	34,018	36,515
	$97,072	$138,491	$334,592	$229,238

The following is a summary of Medicaid and Medicaid managed care patient service revenues excluding QAF and Medicaid Disproportionate Share Hospital (“DSH”) payments:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Medicaid and Medicaid managed care	$35,610	$61,732	$196,789	$82,997
QAF	(7,783)	(38,743)	(150,001)	(38,743)
DSH	(4,196)	(5,095)	(7,493)	(6,873)
	$23,631	$17,894	$39,295	$37,381

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. The Company has established settlement payables of $170 and $179 as of September 30 and March 31, 2013, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medicaid Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received (repaid) supplemental payments of $4 and $(600) during the three months ended September 30, 2013 and 2012, respectively, and $5.6 million and $4.1 million during the six months ended September 30, 2013 and 2012, respectively. The related revenue recorded for the three months ended September 30, 2013 and 2012 was $4.2 million and $5.1 million, respectively, and $7.5 million and $6.9 million for the six months ended September 30, 2013 and 2012, respectively. As of September 30 and March 31, 2013, estimated DSH receivables were $7.8 million and $5.9 million, respectively, which are reflected as due from government payers in the accompanying unaudited condensed consolidated balance sheets.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $20.6 million and $19.7 million for the three months ended September 30, 2013 and 2012, respectively, and $40.4 million and $43.3 million for the six months ended September 30, 2013 and 2012, respectively) are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. The Company does not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended September 30, 2013 and 2012 were approximately $1.7 million and $2.5 million, respectively, and $4.0 million and $4.6 million for the six months ended September 30, 2013 and 2012, respectively.

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

The Company's policy is to attempt to collect amounts due from patients, including copayments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to the inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In nonemergency circumstances or for elective procedures and services, it is the Hospitals' policy, when appropriate, to verify insurance prior to a patient being treated.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

LETTER OF CREDIT – At September 30 and March 31, 2013, the Company had an outstanding letter of credit totaling $761. This letter of credit correspondingly reduces the Company’s borrowing availability under its revolving line of credit (Note 3).

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The following is a summary of the principal components of accounts receivable and due from/to government payers as of September 30 and March 31, 2013:

	September 30,	March 31,
	2013	2013
Accounts receivable:
Patient accounts receivable	$93,644	$83,964
Allowance for doubtful accounts	(33,567)	(21,143)
Accounts receivable, net	$60,077	$62,821

Due from government payers:
DSH	$7,775	$5,882
	$7,775	$5,882

Due to government payers:
Settlement payables	$170	$179
	$170	$179

The Company’s self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 6.1% and 6.5% as of September 30 and March 31, 2013, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. As of September 30 and March 31, 2013, the allowance for doubtful accounts for self-pay uninsured was 95.2% and 95.2%, respectively, of self-pay uninsured patient accounts receivable. As of September 30 and March 31, 2013, the allowance for doubtful accounts for self-pay balance after insurance was 76.1% and 78.0%, respectively, of self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. As of September 30 and March 31, 2013, the allowance for doubtful accounts for managed care was 16.8% and 20.3%, respectively, of managed care patient accounts receivable.

Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending under the MEP, with appropriate contractual allowances recorded. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay and adjusted to their net realizable value through the provision for bad debts. Reclassifications of pending Medicaid accounts to self-pay do not typically have a material impact on the results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the estimated provision for bad debts recorded when the accounts are reclassified. All accounts classified as pending Medicaid, as well as certain other governmental receivables, over the age of 90 days were reserved in contractual allowances as of September 30 and March 31, 2013 based on historical collections experience.

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

SEPTEMBER 30, 2013

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30 and March 31, 2013:

	Total	Level 1	Level 2	Level 3

Warrant liability at September 30, 2013	$19,297	–	–	$19,297
Warrant liability at March 31, 2013	$5,276	–	–	$5,276

Warrant liability - fair value measurements using significant unobservable inputs (Level 3)
Balance at March 31, 2013	$5,276
Change in fair value of warrant liability included in earnings	6,645
Balance at June 30, 2013	11,921
Change in fair value of warrant liability included in earnings	7,376
Balance at September 30, 2013	$19,297

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

INCOME TAXES - Deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws using the asset and liability method. The Company assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. The Company has recorded a 100% valuation allowance on its net deferred tax assets since they did not meet the more-likely-than-not threshold.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	March 31, 2013

Buildings	$36,536	$36,536
Land and improvements	13,523	13,523
Equipment	30,462	28,534
Assets under capital leases	13,263	13,267
	93,784	91,860
Less accumulated depreciation	(32,078)	(27,872)

Property and equipment, net	$61,706	$63,988

Accumulated depreciation on assets under capital leases as of September 30 and March 31, 2013 was $6.9 million and $6.2 million, respectively.

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

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. The Company does not have an estimate of the cost to remediate the seismic requirements for the administrative building as of September 30, 2013.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 3 – DEBT

As of September 30, 2013, the Company had the following Credit Agreements:

—	A $47.277 million Term Loan issued under the $80.0 million Restated Credit Agreement by and among the Company, Silver Point Finance, LLC and its affiliate, SPCP Group, LLC (together with Silver Point Finance, LLC, “Silver Point”), and PCHI and Ganesha Realty, LLC, as Credit Parties, bearing an interest rate of LIBOR plus 10%, with the LIBOR floor set at 2% (12% at September 30, 2013). If any event of default occurs and continues, the lender can increase the interest rate by 5% per year. As of September 30, 2013, the Company was in compliance with all financial covenants. The stated maturity date for this Restated Credit Agreement is April 13, 2016.

—	A $35.0 million Revolving Credit Agreement by and among the Company and MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as agent and a lender, bearing an interest rate of 4.25% plus LIBOR, with a 2.5% floor, per year (6.75% at September 30, 2013) and an unused commitment fee of 0.5% per year ($19.1 million outstanding balance at September 30, 2013). For purposes of calculating interest, all payments the Company makes on the Revolving Credit Agreement are subject to a five business day clearance period. As of September 30, 2013, the Company was in compliance with all financial covenants. The stated maturity date for the Revolving Credit Agreement is March 25, 2016. At September 30, 2013, the Company had $15.9 million in additional availability under this facility.

The Company's outstanding debt consists of the following:

	September 30, 2013	March 31, 2013
Current:
Revolving line of credit	$19,124	$30,000
Discount	(394)	(473)
	$18,730	$29,527

Noncurrent:
Term loan	$47,277	$47,277
Discount	(1,441)	(1,747)
	$45,836	$45,530

NOTE 4 – COMMON STOCK WARRANTS

A summary of the warrants outstanding at September 30 and March 31, 2013 is presented as follows.

	Shares issuable under warrants	Weighted- average exercise price	Expiration date

Outstanding, September 30 and March 31, 2013	405,000	$0.07	April 13, 2016

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

SEPTEMBER 30, 2013

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

As of September 30 and March 31, 2013, the fair value of the Company’s outstanding warrants was $19.3 million and $5.3 million, respectively. The loss related to the change in fair value of the Company’s outstanding warrants for the three months ended September 30, 2013 and 2012 was $7.4 million and $1.1 million, respectively, and $14.0 million and $395 for the six months ended September 30, 2013 and 2012, respectively.

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

The risk-free interest rate is based on the average yield on U.S. Treasury notes with maturity commensurate with the terms of the warrants. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.  The assumptions used in the Black-Scholes valuation model are as follows:

	September 30, 2013	March 31, 2013

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.5%	0.4%
Expected volatility	37.9%	39.9%
Expected term (in years)	2.54	3.05

NOTE 5 – INCOME TAXES

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The difference between the reported income tax provision and the amount computed by multiplying income (loss) before income tax provision (benefit) in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2013 and 2012 by the statutory federal income tax rate primarily relates to the impact of the valuation allowance reserving certain net deferred assets, permanently nondeductible expenses, state and local income taxes, and variable interest entity.

The application of FASB Interpretation Number 18 requires the Company to compute the interim period income tax provision (benefit) by applying the estimated annual effective tax rate to the income (loss) from continuing operations for the three and six months ended September 30, 2013, which resulted in the recognition of a tax (benefit) expense for the three and six months ended September 30, 2013, respectively.

The Company evaluated its historical and projected sources of income to determine the extent to which the net deferred tax assets projected at September 30, 2013 could be realized and, based on this analysis, the Company concluded that there was not sufficient positive evidence to support further realization of its net deferred tax assets, and therefore, as of September 30, 2013, will maintain a 100% valuation allowance against its net deferred assets.

The Company’s federal income tax returns for the tax years ended March 31, 2011 and 2012 are currently under examination by the Internal Revenue Service. The Company does not expect that the results of these examinations will have a material effect on its financial condition or results of operations.

PCHI TAX STATUS – PCHI is a limited liability company. PCHI's taxable income or loss will flow through to its owners and be their separate responsibility. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any amounts for the income tax expense or benefit, or liabilities related to PCHI's income or loss.

NOTE 6 – STOCK INCENTIVE PLAN

The Company's 2006 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its employees and board members for up to a maximum aggregate of 12.0 million shares of common stock. In addition, as of the first business day of each calendar year in the period 2007 through 2015, the maximum aggregate number of shares shall be increased by a number equal to one percent of the number of shares of common stock of the Company outstanding on December 31 of the immediately preceding calendar year. Accordingly, as of September 30, 2013, the maximum aggregate number of shares under the Plan was 26.1 million. The Company believes that such awards better align the interests of its employees with those of its shareholders. In accordance with the Plan, incentive stock options, nonqualified stock options, and performance based compensation awards may not be granted at less than 100 percent of the estimated fair market value of the common stock on the date of grant. Incentive stock options granted to a person owning more than 10 percent of the voting power of all classes of stock of the Company may not be issued at less than 110 percent of the fair market value of the stock on the date of grant. Option awards generally vest based on 3 years of continuous service (1/3 of the shares vest on the twelve month anniversary of the grant date, and an additional 1/12 of the shares vest on each subsequent fiscal quarter-end of the Company following such twelve month anniversary). Certain option awards provide for accelerated vesting if there is a change of control, as defined. The option awards have 7-year contractual terms.

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

No options were granted or exercised during the three and six months ended September 30, 2013 and 2012. All outstanding options were fully vested as of September 30 and March 31, 2013.

A summary of stock option activity for the six months ended September 30, 2013 is presented as follows.

	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, March 31, 2013	7,595	$0.18
Granted	–	$–	$–
Exercised	–	$–
Forfeited or expired	(70)	$0.26
Outstanding, September 30, 2013	7,525	$0.18		1.2	$75
Exercisable at September 30, 2013	7,525	$0.18		1.2	$75

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 7 – RETIREMENT PLAN

The Company has a 401(k) plan for its employees. All employees with 90 days of service are eligible to participate, unless they are covered by a collective bargaining agreement which precludes coverage. The Company matches employee contributions up to 3% of the employee's compensation, subject to IRS limits. During the three months ended September 30, 2013 and 2012, the Company incurred plan related expenses of $820 and $833, respectively, and $1.6 million and $1.6 million during the six months ended September 30, 2013 and 2012, respectively. These expenses are included in salaries and benefits in the accompanying unaudited condensed consolidated statements of operations.  At September 30 and March 31, 2013, accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets included $2.5 million and $4.1 million, respectively, in accrued employer contributions.

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

Stock options and warrants aggregating approximately 6 million shares and 411 million shares, respectively, were not included in the diluted calculation for the six months ended September 30, 2013 and the three months ended September 30, 2012 since they were anti-dilutive. Since the Company incurred a loss for the three months ended September 30, 2013 and the six months ended September 30, 2012, the potential shares of common stock consisting of approximately 413 million shares and 413 million shares, respectively, issuable under warrants and stock options were not included in the diluted calculations since they were anti-dilutive. Income (loss) per share for the three and six months ended September 30, 2013 and 2012 was computed as shown below.

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	$(20,383)	$2,582	$25,022	$(892)

Denominator:
Weighted average common shares	255,307	255,307	255,307	255,307
Dilutive options	–	1,680	217,571	–
Denominator for diluted calculation	255,307	256,987	472,878	255,307

Income (loss) per share - basic	$(0.08)	$0.01	$0.10	$(0.00)
Income (loss) per share - diluted	$(0.08)	$0.01	$0.05	$(0.00)

NOTE 9 – VARIABLE INTEREST ENTITY

Concurrent with the close of the Acquisition, PCHI simultaneously acquired title to substantially all of the real property acquired by the Company in the Acquisition. The Company received $5.0 million and PCHI guaranteed the Company's $47.277 million term loan. The Company remains primarily liable as the borrower under the $47.277 million term loan notwithstanding its guarantee by PCHI. The $47.277 million term loan is cross-collateralized by substantially all of the Company's assets and all of the real property of the Hospitals. All of the Company's operating activities are directly affected by the real property that was sold to PCHI, which is a related party entity that is affiliated with the Company through common ownership and control. As of September 30, 2013, PCHI was owned 51% by various physician investors and 49% by Ganesha, which is managed by Dr. Chaudhuri (majority stockholder in the Company).

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

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

PCHI's assets, liabilities, and deficiency are set forth below.

	September 30, 2013	March 31, 2013

Cash	$184	$147
Property, net	39,052	39,696
Other	118	49
Total assets	$39,354	$39,892

Debt ($47,277, net of discount) (as guarantor)	$45,836	$45,530
Other	468	488
Total liabilities	46,304	46,018

Deficiency	(6,950)	(6,126)
Total liabilities and accumulated deficit	$39,354	$39,892

As noted above, PCHI is a guarantor on the $47.277 million term loan should the Company not be able to perform.  PCHI's total liabilities (before debt discount of $1.4 million) represent the Company's maximum exposure to loss. Additionally, the Company is responsible for seismic remediation under the terms of the lease agreement (Notes 2 and 13).

PCHI rental income and the Company’s related rental expense of $2.0 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and $4.0 million and $3.9 million for the six months ended September 30, 2013 and 2012, respectively, were eliminated upon consolidation.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases substantially all of the real property of the acquired Hospitals from PCHI which is owned by various physician investors and Ganesha, which is managed by Dr. Chaudhuri. As of September 30 and March 31, 2013, Dr. Chaudhuri and Mr. Thomas were the beneficial holders of an aggregate of 447.5 million shares of the outstanding stock of the Company. As described in Note 9, PCHI is a variable interest entity and the Company is the primary beneficiary, accordingly, the Company has consolidated the financial statements of PCHI in the accompanying unaudited condensed consolidated financial statements.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 11 – HOSPITAL QUALITY ASSURANCE FEES (“QAF”)

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medicaid payments to hospitals. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medicaid managed care plans that will be paid to hospitals under the program to the discretion of the plans.  The hospital quality assurance fee (“QAF”) program created by this legislation initially provided payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010 (“2010 QAF”).  In February 2011, CMS gave final approval for the 2010 QAF. During fiscal year 2011, the Company recognized $87.2 million in revenue and recorded expenses of $47.8 million relating to the 2010 QAF.

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

In May 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2011 through June 30, 2012. On June 26, 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2012 through June 30, 2013. As a result, during the three months ended June 30, 2013, the Company recognized revenue of $142.2 million and expenses of $33.5 million relating to the 2013 QAF for the periods from July 1, 2011 through June 30, 2013. During the three months ended September 30, 2013, the Company recognized revenue of $7.8 million and expenses of $8.0 million relating to the 2013 QAF for the period from July 1, 2013 through September 30, 2013.

Through September 30, 2013, the Company has recorded $204.1 million in revenues and incurred $94.0 million in provider fees and other expenses relating to the 2013 QAF. For the remaining term of the 2013 QAF, the Company anticipates recording approximately $39.2 million in QAF revenues ($31.2 million for the managed care portion and $8.0 million for the fee-for-service portion) and incurring approximately $13.9 million in QAF related expenses.

The Company cannot provide any assurances in connection with CMS’s final managed care approval of the 2013 QAF for the period from July 1, 2013 to December 31, 2013.

In October 2013, the Governor of California signed legislation that would continue the QAF program for the period from January 1, 2014 through December 31, 2016. The program is subject to CMS review and approval.

NOTE 12 – ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM

Provisions of the American Recovery and Reinvestment Act of 2009 provide incentive payments for the adoption and meaningful use of certified electronic health record (EHR) technology. The Medicare EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) that are meaningful users of certified EHRs. The Medicaid EHR incentive program provides incentive payments to eligible hospitals (and certain other providers) for efforts to adopt, implement, upgrade, or meaningfully use certified EHR technology.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

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

The agreements will initially run for a period of five years, and the recurring services may be renewed by the Company for successive periods.  The agreements do not provide that they may be terminated by the Company prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services. As of September 30, 2013 the Company completed conversion of all of its facilities to the McKesson system. The Company is also continuing to test and develop system applications where necessary.

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

CAPITAL LEASES - In connection with the Acquisition, the Company also assumed the leases for the Chapman facility, which include buildings and land with terms that were extended concurrently with the assignment of the leases to December 31, 2023. The Company leases equipment under capital leases expiring at various dates through 2017. Assets under capital leases with a net book value of $6.4 million and $7.1 million are included in the accompanying unaudited condensed consolidated balance sheets as of September 30 and March 31, 2013, respectively. Interest rates used in computing the net present value of the lease payments are based on the interest rates implicit in the leases.

INSURANCE – The Company accrues for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The Company has purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2013, the Company had accrued $12.1 million and $10.6 million, respectively, which is comprised of $5.9 million and $5.5 million, respectively, in incurred and reported claims, along with $6.2 million and $5.1 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.6 million and $2.1 million are included in other prepaid expenses and current assets as of September 30 and March 31, 2013, respectively.

The Company has purchased statutory coverage insurance to fund its obligations under its workers compensation program. The Company has a large deductible rating plan program. The workers compensation program is a prefunded program, subject to a $250 deductible, per occurrence/loss limit. The prefunded program is subject to an annual adjustment until all losses are closed. The Company accrues for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2013, the Company had accrued $544 and $500, respectively, comprised of $279 and $200, respectively, in incurred and reported claims, along with $265 and $300, respectively, in estimated IBNR.

In addition, the Company has a self-insured health benefits plan for its employees. As a result, the Company has established and maintained an accrual for IBNR claims arising from self-insured health benefits provided to employees. The Company’s IBNR accruals at September 30 and March 31, 2013 were based upon projections. The Company determines the adequacy of this accrual by evaluating its limited historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to the Company’s unaudited condensed consolidated financial statements. As of September 30 and March 31, 2013, the Company had accrued $1.8 million and $1.9 million, respectively, in estimated IBNR.

INTEGRATED HEALTHCARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The Company has also purchased excess liability policies with aggregate limits of $25 million. The excess liability policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

As of September 30, 2013, the Company finances various insurance policies at an interest rate of 4.1% per annum. The Company incurred finance charges relating to such policies of $12 and $13 for the three months ended September 30, 2013 and 2012, respectively, and $23 and $25 for the six months ended September 30, 2013 and 2012, respectively. As of September 30 and March 31, 2013, the accompanying unaudited condensed consolidated balance sheets include the following balances relating to the financed insurance policies.

	September 30, 2013	March 31, 2013

Prepaid insurance	$1,359	$115

Accrued insurance premiums	$–	$69
(Included in other current liabilities)

CLAIMS AND LAWSUITS – The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to operations. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable. However, management cannot express an opinion as to the ultimate amounts, if any, of the Company’s liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

OVERVIEW

On March 8, 2005, we completed our acquisition (the "Acquisition") of four Orange County, California hospitals and associated real estate, including: (i) 282-bed Western Medical Center - Santa Ana, CA; (ii) 188-bed Western Medical Center - Anaheim, CA; (iii) 178-bed Coastal Communities Hospital in Santa Ana, CA; and (iv) 114-bed Chapman Medical Center in Orange, CA (collectively, the "Hospitals") from Tenet Healthcare Corporation. The Hospitals were assigned to four of our wholly owned subsidiaries formed for the purpose of completing the Acquisition. We also acquired the following real estate, leases and assets associated with the Hospitals: (i) a fee interest in the Western Medical Center at 1001 North Tustin Avenue, Santa Ana, CA, a fee interest in the administration building at 1301 North Tustin Avenue, Santa Ana, CA, certain rights to acquire condominium suites located in the medical office building at 999 North Tustin Avenue, Santa Ana, CA; (ii) a fee interest in the Western Medical Center at 1025 South Anaheim Blvd., Anaheim, CA; (iii) a fee interest in the Coastal Communities Hospital at 2701 South Bristol Street, Santa Ana, CA, and a fee interest in the medical office building at 1901 North College Avenue, Santa Ana, CA; (iv) a lease for the Chapman Medical Center at 2601 East Chapman Avenue, Orange, CA, and a fee interest in the medical office building at 2617 East Chapman Avenue, Orange, CA; and (v) equipment and contract rights. At the closing of the Acquisition, we transferred all of the fee interests in the acquired real estate to Pacific Coast Holdings Investment, LLC (“PCHI”), a company owned 51% by various physician investors and 49% by our largest shareholder.

SIGNIFICANT CHALLENGES

COMPANY - Our Acquisition involved significant cash expenditures, debt incurrence and integration expenses that has seriously strained our consolidated financial condition. If we are required to issue equity securities to raise additional capital or for any other reasons, existing stockholders will likely be substantially diluted, which could affect the market price of our stock. In April 2010 we issued warrants to existing shareholders and a lender. In February 2013 we repurchased certain warrants, issued new warrants, and extended the expiration dates of the remaining warrants (see “WARRANTS”).

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

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of facilities, and reimbursement. These regulations relate, among other things, to the adequacy of physical property and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Since these regulations are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admissions, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

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

We receive all of our inpatient services revenue from operations in Orange County, California. The economic condition of this market could affect the ability of our patients and third-party payers to reimburse us for our services through its effect on disposable household income and the tax base used to generate state funding for Medicaid programs. An economic downturn, or changes in the laws affecting our business in our market and in surrounding markets, could have a material adverse effect on our financial position, results of operations, and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. As of September 30, 2013, we had a total stockholders’ deficiency of $5.8 million and working capital of $3.8 million.  For the three and six months ended September 30, 2013, we had net income (loss) of $(20.4) million and $25.0 million, respectively. At September 30, 2013, we had $15.9 million in additional availability under our revolving credit facility (see “DEBT”). Through September 30, 2013, we have recorded $204.1 million in revenues and incurred $94.0 million in provider fees and other expenses relating to the 2013 hospital quality assurance fee program. For the remaining term of the 2013 hospital quality assurance fee program, we anticipate recording approximately $39.2 million in revenues and incurring approximately $13.9 million in provider fees and other expenses (see “HOSPITAL QUALITY ASSURANCE FEES”). We are reliant on funds received under the hospital quality assurance fee program and not receiving such funding could have a material adverse effect on our liquidity and financial position and value of our common stock.

Key items for the six months ended September 30, 2013 included:

1.

Net patient service revenues (patient service revenues, net of contractual allowances and discounts, less provision for doubtful accounts) for the six months ended September 30, 2013 and 2012 were $307.4 million and $205.8 million, respectively, representing an increase of $101.6 million, or 49.4%. The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental net revenues increased $122.9 million for the six months ended September 30, 2013 compared to the six months ended September 30, 2012.  The increase was primarily related to Hospital Quality Assurance Fee (“QAF”) revenues received from the State of California. For the six months ended September 30, 2013, we recorded $150.0 million in QAF revenues compared to $38.7 million during the six months ended September 30, 2012 (see “HOSPITAL QUALITY ASSURANCE FEES”).

Inpatient admissions decreased by 6.8% to 9.6 for the six months ended September 30, 2013 compared to 10.3 for the six months ended September 30, 2012. The decline in admissions is primarily related to reductions in managed care, shifts from inpatient to outpatient observation, and lower obstetrics admissions.

Uninsured patients, as a percentage of gross charges (retail charges), were 5.3% for the six months ended September 30, 2013 compared to 6.0% for the six months ended September 30, 2012.

22

2.

Operating expenses: Management is working aggressively to reduce costs without reduction in service levels. These efforts have in large part been offset by inflationary pressures. Operating expenses for the six months ended September 30, 2013 were $233.0 million, representing an increase of $28.7 million, or 14.0%, compared to the six months ended September 30, 2012. The increase is primarily related to additional accruals for wage-related matters.

DEBT – As of September 30, 2013, we had the following Credit Agreements:

—	A $47.277 million Term Loan issued under the $80.0 million Restated Credit Agreement by and among us, Silver Point Finance, LLC and its affiliate, SPCP Group, LLC (together with Silver Point Finance, LLC, “Silver Point”), and PCHI and Ganesha Realty, LLC, as Credit Parties, bearing an interest rate of LIBOR plus 10%, with the LIBOR floor set at 2% (12% at September 30, 2013). If any event of default occurs and continues, the lender can increase the interest rate by 5% per year. As of September 30, 2013, we were in compliance with all financial covenants. The stated maturity date for this Restated Credit Agreement is April 13, 2016.

—	A $35.0 million Revolving Credit Agreement by and among us and MidCap Funding IV, LLC, as assigned to it from MidCap Financial, LLC, as agent and a lender, bearing an interest rate of 4.25% plus LIBOR, with a 2.5% floor, per year (6.75% at September 30, 2013) and an unused commitment fee of 0.5% per year ($19.1 million outstanding balance at September 30, 2013). For purposes of calculating interest, all payments we make on the Revolving Credit Agreement are subject to a five business day clearance period. As of September 30, 2013, we were in compliance with all financial covenants. The stated maturity date for this Revolving Credit Agreement is March 25, 2016. At September 30, 2013, we had $15.9 million in additional availability under this facility.

Our outstanding debt consists of the following:

	September 30, 2013	March 31, 2013
Current:
Revolving line of credit	$19,124	$30,000
Discount	(394)	(473)
	$18,730	$29,527

Noncurrent:
Term loan	$47,277	$47,277
Discount	(1,441)	(1,747)
	$45,836	$45,530

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

As of September 30 and March 31, 2013, the fair value of our outstanding warrants was $19.3 million and $5.3 million, respectively. The loss related to the change in fair value of our outstanding warrants for the three months ended September 30, 2013 and 2012 was $7.4 million and $1.1 million, respectively, and $14.0 million and $395 for the six months ended September 30, 2013 and 2012, respectively.

HOSPITAL QUALITY ASSURANCE FEES - In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medicaid payments to hospitals. The state submitted the plan to the Centers for Medicare and Medicaid Services (“CMS”) for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medicaid managed care plans that will be paid to hospitals under the program to the discretion of the plans.  The hospital quality assurance fee (“QAF”) program created by this legislation initially provided payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010 (“2010 QAF”).  In February 2011, CMS gave final approval for the 2010 QAF. During fiscal year 2011, we recognized $87.2 million in revenue and recorded expenses of $47.8 million relating to the 2010 QAF.

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

In May 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2011 through June 30, 2012. On June 26, 2013, CMS approved the managed care portion of the 2013 QAF for the period from July 1, 2012 through June 30, 2013. As a result, during the three months ended June 30, 2013, we recognized revenue of $142.2 million and expenses of $33.5 million relating to the 2013 QAF for the periods from July 1, 2011 through June 30, 2013. During the three months ended September 30, 2013, we recognized revenue of $7.8 million and expenses of $8.0 million relating to the 2013 QAF for the period from July 1, 2013 through September 30, 2013

Through September 30, 2013, we have recorded $204.1 million in revenues and incurred $94.0 million in provider fees and other expenses relating to the 2013 hospital quality assurance fee program. For the remaining term of the 2013 hospital quality assurance fee program, we anticipate recording approximately $39.2 million in revenues ($31.2 million for the managed care portion and $8.0 million for the fee-for-service portion) and incurring approximately $13.9 million in provider fees and other expenses.

We cannot provide any assurances in connection with CMS’s final managed care approval of the 2013 QAF for the period from July 1, 2013 to December 31, 2013.

In October 2013, the Governor of California signed legislation that would continue the QAF program for the period from January 1, 2014 through December 31, 2016. The program is subject to CMS review and approval.

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

The State of California has a seismic review methodology known as HAZUS. The HAZUS methodology may preclude the need for some structural modifications. All four Hospitals requested HAZUS review and received a favorable notice pertaining to structural reclassification. All Hospital buildings, with the exception of one (an administrative building), have been deemed compliant until January 1, 2030 for both structural and nonstructural retrofit. We do not have an estimate of the cost to remediate the seismic requirements for the administrative building as of September 30, 2013.

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

The agreements will initially run for a period of five years, and the recurring services may be renewed by us for successive periods.  The agreements do not provide that they may be terminated by us prior to the initial expiration date.  The agreements provide for one-time fees and recurring fees which aggregate a total of $22.0 million.  Approximately 60% of the fees are for one-time charges, while the balance is for recurring services. As of September 30, 2013 we completed conversion of all of our facilities to the McKesson system. We are also continuing to test and develop system applications where necessary.

CASH FLOW – Net cash provided by (used in) operating activities for the six months ended September 30, 2013 and 2012 was $13.3 million and $(9.6) million, respectively. Net income, adjusted for depreciation and other non-cash items, excluding the provision for bad debts and net income from non-controlling interests (not a measurement under accounting principles generally accepted in the United States of America (“GAAP”), totaled $51.0 million and $2.1 million for the six months ended September 30, 2013 and 2012, respectively. We used $30.3 million and $11.5 million in working capital for the six months ended September 30, 2013 and 2012, respectively. Net cash provided by (used in) payment of accounts payable, accrued compensation and benefits and other current liabilities was $8.7 million and $(2.5) million for the six months ended September 30, 2013 and 2012, respectively. Cash provided (used) by accounts receivable, net of provision for bad debts, was $2.7 million and $(0.8) million for the six months ended September 30, 2013 and 2012, respectively.

Net cash used in investing activities during the six months ended September 30, 2013 and 2012 was $0.5 million and $1.2 million, respectively. In the six months ended September 30, 2013 and 2012, we invested $0.5 million and $1.2 million in cash, respectively, in new property and equipment.

Net cash provided by (used in) financing activities for the six months ended September 30, 2013 and 2012 was $(13.0) million and $9.1 million, respectively. The increase in net cash used in financing activities for the six months ended September 30, 2013 was primarily related to a paydown on our revolving line of credit of $10.9 million.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three and six months ended September 30, 2013 and 2012 our unaudited condensed consolidated statements of operations expressed as a percentage of revenues.

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	81.4%	42.3%	40.6%	51.2%
Supplies	15.5%	11.1%	8.8%	13.5%
Other operating expenses	29.4%	42.2%	24.7%	32.9%
Depreciation and amortization	2.4%	0.8%	1.3%	0.9%
	128.7%	96.4%	75.4%	98.5%

Operating income (loss)	(28.7%)	3.6%	24.6%	1.5%

Other expense:
Interest expense, net	(2.7%)	(2.4%)	(1.7%)	(2.6%)
Income (loss) on warrants	(8.7%)	(0.9%)	(4.5%)	(0.2%)
	(11.4%)	(3.3%)	(6.2%)	(2.8%)

Income (loss) before income tax provision (benefit)	(40.1%)	0.3%	18.4%	(1.3%)
Income tax provision (benefit)	(16.5%)	(1.5%)	10.1%	(0.9%)
Net income (loss)	(23.6%)	1.8%	8.3%	(0.4%)
Net (income) loss attributable to noncontrolling interests	(0.4%)	0.2%	(0.2%)	(0.1%)
Net income (loss) attributable to Integrated Healthcare Holdings, Inc.	(24.0%)	2.0%	8.1%	(0.5%)

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

NET PATIENT SERVICE REVENUES – Net patient service revenues (patient service revenues, net of contractual allowances and discounts, less provision for doubtful accounts) for the three months ended September 30, 2013 and 2012 were $84.3 million and $125.0 million, respectively, representing a decrease of $40.7 million, or 32.6%. The decrease in net patient service revenues was primarily related to QAF revenues. If the QAF payments noted above are excluded, net patient service revenues for the three months ended September 30, 2013 were $76.5 million, or 11.4%, lower than the three months ended September 30, 2012. For the three months ended September 30, 2013, we recorded $7.8 million in QAF payments compared to $38.7 million during the three months ended September 30, 2012. The provision for bad debts for the three months ended September 30, 2013 was $12.8 million compared to $13.5 million for the three months ended September 30, 2012, representing a 5.2% decrease.

Admissions for the three months ended September 30, 2013 decreased 7.1% compared to the three months ended September 30, 2012. The decline in admissions is the combined result of lower obstetrical deliveries and psychiatric admissions. Net patient service revenues per admission decreased 27.5% during the three months ended September 30, 2013. This decrease was primarily due to the QAF revenues. Excluding QAF revenues, net patient service revenues per admission decreased 3.5% during the three months ended September 30, 2013 compared to the same period in fiscal year 2013.

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 67% and 63% of patient service revenues for the three months ended September 30, 2013 and 2012, respectively.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues (net of contractual allowances and discounts), including QAF funds, decreased $18.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other operating revenues of $950 and $880 for the three months ended September 30, 2013 and 2012, respectively, consist primarily of rental income and cafeteria sales.

OPERATING EXPENSES – Operating expenses for the three months ended September 30, 2013 decreased to $109.6 million from $121.3 million, a decrease of $11.7 million, or 9.6%, compared to fiscal year 2013. Operating expenses expressed as a percentage of revenues for the three months ended September 30, 2013 and 2012 were 128.7% and 96.4%, respectively. On a per admission basis, operating expenses decreased 2.7%. The decrease is primarily related to QAF expenses of $8.0 million incurred during the three months ended September 30, 2013 compared to $38.3 million in fiscal year 2013. Also, for the three months ended September 30, 2013, depreciation and amortization relating to the conversion of all of our facilities to the McKesson computer system was $1.3 million compared to $0 for the comparable period in fiscal year 2013 (see “ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM” and “COMMITMENTS AND CONTINGENCIES”).

Salaries and benefits increased $16.1 million (30.1%) for the three months ended September 30, 2013 compared to the same period in fiscal year 2013. The increase is primarily related to additional accruals for wage-related matters.

Supplies for the three months ended September 30, 2013 were comparable to the amounts incurred during the same period in fiscal 2013.

Other operating expenses during the three months ended September 30, 2013 decreased to $25.0 million from $53.1 million, a decrease of $28.1 million, or 52.9%, compared to the same period in fiscal year 2013. The increase is primarily related to QAF expenses of $8.0 million incurred during the three months ended September 30, 2013 compared to $38.3 million during the three months ended September 30, 2012.

OPERATING INCOME (LOSS) – The operating income (loss) for the three months ended September 30, 2013 and 2012 was $(24.4) million and $4.6 million, respectively.

OTHER INCOME (EXPENSE) – Interest expense for the three months ended September 30, 2013 was $2.3 million compared to $3.0 million for the same period in fiscal year 2013. The decrease related to lower outstanding loan balances and lower interest rates.

As of September 30, 2013, the aggregate fair value of our outstanding warrants was $19.3 million.  A loss relating to the change in fair value of the outstanding warrants of $7.4 million and $1.1 million was recorded during the three months ended September 30, 2013 and 2012, respectively (see “WARRANTS”).

NET INCOME (LOSS) - Net income (loss) for the three months ended September 30, 2013 and 2012 was $(20.4) million and $2.6 million, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2012

NET PATIENT SERVICE REVENUES – Net patient service revenues (patient service revenues, net of contractual allowances and discounts, less provision for doubtful accounts) for the six months ended September 30, 2013 and 2012 were $307.4 million and $205.8 million, respectively, representing an increase of $101.6 million, or 49.4%. The increase in net patient service revenues was primarily related to QAF revenues. If the QAF payments noted above are excluded, net patient service revenues for the six months ended September 30, 2013 were $157.4 million, or 5.8%, lower than the same period in fiscal year 2013. For the six months ended September 30, 2013, we recorded $150.0 million in QAF payments compared to $38.7 million during the six months ended September 30, 2012. The provision for bad debts for the six months ended September 30, 2013 was $27.2 million compared to $23.4 million for the six months ended September 30, 2012, representing a 16.2% increase. The increase in the provision for bad debts is primarily related to an increase in self-pay. During the implementation of the McKesson system some delays in classification of patient accounts occurred, as a result a portion of the increase in self-pay may be reclassified to Medicaid which will result in a reduction to the provision for bad debts in future periods (see “ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM” and “COMMITMENTS AND CONTINGENCIES”).

Admissions for the six months ended September 30, 2013 decreased 6.8% compared to the same period in fiscal year 2013. The decline in admissions is the combined result of lower obstetrical deliveries and psychiatric admissions. Net patient service revenues per admission increased 61.3% during the six months ended September 30, 2013. This increase was primarily due to the QAF revenues. Excluding QAF revenues, the increase in net patient service revenues per admission increased 2.4% during the six months ended September 30, 2013 compared to the same period in fiscal year 2013.

Substantially all patient service revenues come from external customers. The largest payers are Medicare and Medicaid (including Medicare and Medicaid managed care plans), which combined accounted for 76% and 60% of patient service revenues for the six months ended September 30, 2013 and 2012, respectively.

The Hospitals serve a disproportionate number of indigent patients and receive governmental revenues and subsidies in support of care for these patients. Governmental revenues include payments from Medicaid, Medicaid DSH, and Orange County, CA (CalOptima). Governmental revenues (net of contractual allowances and discounts), including QAF funds, increased $122.9 million for the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Other operating revenues of $1.8 million and $1.7 million for the six months ended September 30, 2013 and 2012, respectively, consist primarily of rental income and cafeteria sales.

OPERATING EXPENSES – Operating expenses for the six months ended September 30, 2013 increased to $233.0 million from $204.3 million, an increase of $28.7 million, or 14.0%, compared to the same period in fiscal year 2013. Operating expenses expressed as a percentage of revenues for the six months ended September 30, 2013 and 2012 were 75.4% and 98.5%, respectively. On a per admission basis, operating expenses increased 23.2%. The increase is primarily related to additional accruals for wage-related matters. Also, for the six months ended September 30, 2013, depreciation and amortization relating to the conversion of all of our facilities to the McKesson computer system was $2.6 million compared to $0 during the same period in fiscal year 2013 (see “COMMITMENTS AND CONTINGENCIES” and “ELECTRONIC HEALTH RECORDS INCENTIVE PROGRAM”).

Salaries and benefits increased $19.1 million (18.0%) for the six months ended September 30, 2013 compared to the same period in fiscal year 2013. The increase is primarily related to additional accruals for wage-related matters.

Supplies for the six months ended September 30, 2013 were comparable to the amounts incurred during the same period in fiscal 2013.

Other operating expenses during the six months ended September 30, 2013 increased to $76.3 million from $68.1 million, an increase of $8.2 million, or 12.0%, compared to the same period in fiscal year 2013. The increase is primarily related to QAF expenses of $41.4 million incurred during the six months ended September 30, 2013 compared to $38.3 million during the six months ended September 30, 2012 and purchased services of $4.8 million incurred during the six months ended September 30, 2013 compared to $3.4 million during the same period in fiscal 2013.

OPERATING INCOME – The operating income for the six months ended September 30, 2013 and 2012 was $76.2 million and $3.2 million, respectively.

OTHER INCOME (EXPENSE) – Interest expense for the six months ended September 30, 2013 was $5.1 million compared to $5.5 million for fiscal year 2013. The decrease related to lower outstanding loan balances and lower interest rates.

As of September 30, 2013, the aggregate fair value of our outstanding warrants was $19.3 million.  A loss relating to the change in fair value of the outstanding warrants of $14.0 million and $0.4 million was recorded during the six months ended September 30, 2013 and 2012, respectively (see “WARRANTS”).

NET INCOME (LOSS) - Net income (loss) for the six months ended September 30, 2013 and 2012 was $25.0 million and $(0.9) million, respectively.

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost based revenues and certain other payments, which are based on the Hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements for retrospectively cost-based revenues under these programs are subject to audit and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Estimates of settlement receivables or payables related to a specific year are updated periodically and at year end and at the time the cost report is filed with the fiscal intermediary. Typically no further updates are made to the estimates until the final Notice of Program Reimbursement is received, at which time the cost report for that year has been audited by the fiscal intermediary. There could be a time lag of several years between the submission of a cost report and receipt of the Final Notice of Program Reimbursement. Since the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Hospitals could change by material amounts. We established settlement payables of $170 and $179 as of September 30 and March 31, 2013, respectively.

The Hospitals receive supplemental payments from the State of California to support indigent care (Medicaid Disproportionate Share Hospital payments or "DSH") and from the California Medical Assistance Commission ("CMAC") under the SB 1100 and SB 1255 programs. The Hospitals received (repaid) supplemental payments of $4 and $(600) during the three months ended September 30, 2013 and 2012, respectively, and $5.6 million and $4.1 million during the six months ended September 30, 2013 and 2012, respectively. The related revenue recorded for the three months ended September 30, 2013 and 2012 was $4.2 million and $5.1 million, respectively, and $7.5 million and $6.9 million for the six months ended September 30, 2013 and 2012, respectively. As of September 30 and March 31, 2013, estimated DSH receivables were $7.8 million and $5.9 million, respectively.

Revenues under managed care plans, including Medicare and Medicaid managed care plans (with patient service revenues of $20.6 million and $19.7 million for the three months ended September 30, 2013 and 2012, respectively, and $40.4 million and $43.3 million for the six months ended September 30, 2013 and 2012, respectively) are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. The Hospitals estimate the discounts for contractual allowances utilizing billing data on an individual patient basis. Management believes the estimation and review process allows for timely identification of instances where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to patient service revenues.

The Hospitals provide charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB 774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime, or county indigent programs. Patient advocates from the Hospitals' Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. The estimated costs of charity care (based on direct and indirect costs as a ratio of gross uncompensated charges associated with providing care to charity patients) for the three months ended September 30, 2013 and 2012 were approximately $1.7 million and $2.5 million, respectively, and $4.0 million and $4.6 million for the six months ended September 30, 2013 and 2012, respectively.

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

INSURANCE – We accrue for estimated general and professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We have purchased as primary coverage a claims-made form insurance policy for general and professional liability risks. Estimated losses within general and professional liability retentions from claims incurred and reported, along with incurred but not reported (“IBNR”) claims, are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2013, we had accrued $12.1 million and $10.6 million, respectively, which is comprised of $5.9 million and $5.5 million, respectively, in incurred and reported claims, along with $6.2 million and $5.1 million, respectively, in estimated IBNR. Estimated insurance recoveries of $2.6 million and $2.1 million are included in other prepaid expenses and current assets as of September 30 and March 31, 2013, respectively.

We have purchased statutory coverage insurance to fund our obligations under our workers compensation program. We have a large deductible rating plan program. The workers compensation program is a prefunded program, subject to a $250 deductible, per occurrence/loss limit. The prefunded program is subject to an annual adjustment until all losses are closed. We accrue for estimated workers compensation claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The ultimate costs related to this program include expenses for deductible amounts associated with claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with IBNR claims. Claims are accrued based upon projections and are discounted to their net present value using an interest rate of 5.0%. To the extent that subsequent claims information varies from estimates, the liability is adjusted in the period such information becomes available. As of September 30 and March 31, 2013, we had accrued $544 and $500, respectively, comprised of $279 and $200, respectively, in incurred and reported claims, along with $265 and $300, respectively, in estimated IBNR.

In addition, we have a self-insured health benefits plan for our employees. As a result, we have established and maintained an accrual for IBNR claims arising from self-insured health benefits provided to employees. Our IBNR accruals at September 30 and March 31, 2013 were based upon projections. We determine the adequacy of this accrual by evaluating our limited historical experience and trends related to both health insurance claims and payments, information provided by our insurance broker and third party administrator, and industry experience and trends. The accrual is an estimate and is subject to change. Such change could be material to our unaudited condensed consolidated financial statements. As of September 30 and March 31, 2013, we had accrued $1.8 million and $1.9 million, respectively, in estimated IBNR.

We have also purchased excess liability policies with aggregate limits of $25 million. The excess liability policies provide coverage in excess of the primary layer and applicable retentions for insured liability risks such as general and professional liability, auto liability, and workers compensation (employers liability).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2013, the Company did not have any investment in, or outstanding liabilities under, market rate sensitive instruments. The Company does not enter into hedging instrument arrangements.

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

As of September 30, 2013, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and the Hospitals are subject to various legal proceedings, most of which relate to routine matters incidental to operations. The results of these claims cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the Company's business (both in the near and long term), financial position, results of operations, or cash flows. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters (1) could require payment of substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under insurance policies where coverage applies and is available, (2) cause substantial expenses to be incurred, (3) require significant time and attention from the Company's management, and (4) could cause the Company to close or sell the Hospitals or otherwise modify the way its business is conducted. The Company accrues for claims and lawsuits when an unfavorable outcome is probable and the amount is reasonably estimable. However, management cannot express an opinion as to the ultimate amounts, if any, of the Company’s liability, nor is it possible to estimate what litigation-related costs will be in future periods.

Update on Avery/Ross vs. IHHI lawsuit: Since the Court of Appeal affirmed the trial court’s decision to deny the Company’s motions to compel arbitration on June 27, 2013, remittitur issued and the case was sent back to the trial court. A mediation was held on October 10, 2013. The case did not settle at mediation. The Company intends to vigorously defend itself in connection with the claims.

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

INTEGRATED HEALTHCARE HOLDINGS, INC.

Dated: November 14, 2013	By:	/s/ Steven R. Blake
Steven R. Blake
Chief Financial Officer (Principal Financial Officer)

